Form 10-Q
period 2021-06-30
ArcLight Clean Transition Corp. II
filed 2021-08-05
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
the Exchange Act).    Yes  ☒    No  ☐
As of
August 5
, 2021, 31,116,305 Class A ordinary shares, par value $0.0001, and 7,779,076 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARCLIGHT CLEAN TRANSITION CORP. II
Quarterly Report on
Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheet as of June 30, 2021 (unaudited)	3
	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2021, and for the period from January 13, 2021 (inception) through June 30, 2021	4
	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from January 13, 2021 (inception) through June 30, 2021	5
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through June 30, 2021	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets
Current assets:
Cash	$1,164,577
Prepaid expenses	1,225,548

Total current assets	2,390,125
Investments held in Trust Account	311,167,507

Total Assets	$313,557,632

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$200,000
Accrued expenses	175,056

Total current liabilities	375,056
Deferred underwriting commissions	10,890,707
Derivative warrant liabilities	25,950,160

Total liabilities	37,215,923

Commitments and Contingencies
Class A ordinary shares; 27,134,170 shares subject to possible redemption at $10.00 per share	271,341,700

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,982,135 shares issued and outstanding (excluding 27,134,170 shares subject to possible redemption)	398
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,779,076 shares issued and outstanding	778
Additional paid-in capital	16,934,285
Accumulated deficit	(11,935,452)

Total shareholders’ equity	5,000,009

Total Liabilities and Shareholders’ Equity	$313,557,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the period January 13, 2021 (inception) through June 30, 2021
General and administrative expenses	$394,413	$522,889

Loss from operations	(394,413)	(522,889)
Other income (expense)
Change in fair value of derivative warrant liabilities	(11,225,560)	(10,954,400)
Financing costs - warrant liabilities	—	(462,620)
Net gain on investments held in Trust Account	4,304	4,457

Total other income (expense)	(11,221,256)	(11,412,563)

Net loss	$(11,615,669)	$(11,935,452)

Weighted average shares outstanding of Redeemable Class A common stock subject to redemption, basic and diluted	28,282,973	28,282,967

Basic and diluted net loss per ordinary share	$0.00	$0.00

Weighted average shares outstanding of Non-Redeemable Class A and Class B common stock, basic and diluted	10,612,408	9,136,016

Basic and diluted net loss per ordinary share	$(1.09)	$(1.31)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Sale of units in initial public offering, less fair value of public warrants	31,116,305	3,112	—	—	305,211,708	—	305,214,820
Offering costs	—	—	—	—	(17,138,390)	—	(17,138,390)
Sale of private placement warrants to Sponsor less fair value of private warrants	—	—	—	—	175,731	—	175,731
Forfeiture of Class B ordinary shares from Sponsor	—	—	(127,174)	(13)	13	—	—
Shares subject to possible redemption	(28,295,737)	(2,830)	—	—	(282,954,540)	—	(282,957,370)
Net loss	—	—	—	—	—	(319,783)	(319,783)

Balance - March 31, 2021 (unaudited)	2,820,568	$282	7,779,076	$778	$5,318,731	$(319,783)	$5,000,008
Shares subject to possible redemption	1,161,567	116	—	—	11,615,554	—	11,615,670
Net loss	—	—	—	—	—	(11,615,669)	(11,615,669)

Balance - June 30, 2021 (unaudited)	3,982,135	$398	7,779,076	$778	$16,934,285	$(11,935,452)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(11,935,452)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under promissory note	26,800
Change in fair value of derivative warrant liabilities	10,954,400
Financing costs - warrant liabilities	462,620
Net gain on investments held in Trust Account	(4,457)
Changes in operating assets and liabilities:
Prepaid expenses	(1,225,548)
Accrued expenses	105,056

Net cash used in operating activities	(1,591,581)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(311,163,050)

Net cash used in investing activities	(311,163,050)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100
Repayment of note payable to related party	(171,742)
Proceeds received from initial public offering	311,163,050
Proceeds received from private placement	9,223,261
Offering costs paid	(6,295,461)

Net cash provided by financing activities	313,919,208

Net increase in cash	1,164,577

Cash - beginning of the period	—

Cash - end of the period	$1,164,577

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$200,000
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$144,842
Deferred underwriting commissions	$10,890,707
Initial value of Class A ordinary shares subject to possible redemption	$282,777,640
Change in value of Class A ordinary shares subject to possible redemption	$179,730
Forfeiture of Class B ordinary shares from Sponsor	$13
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
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from January 13, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.2 million in its operating bank account and a working capital of approximately $2.0 million.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $172,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
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
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from January 13, 2021 (Inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the period from January 13, 2021 (inception) through December 31, 2021.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in f
ormulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less
, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
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
Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and ASC
815-15,
“Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering and the underwriters’ exercise of their overallotment option (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 27,134,170 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 27,134,170 shares of Class A ordinary shares subject to possible redemption at June 30, 2021 has been excluded from the calculation of basic loss per share ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 15,446,522 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for Redeemable Class A ordinary shares in a manner similar to the two-class
method of income (loss) per share. Net income per ordinary share, basic and diluted, for Redeemable Class A Ordinary Shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.
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
The basic and diluted loss per common share
i
s calculated as follows:

	For the three months ended June 30, 2021	For the period January 13, 2021 (inception) through June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$3,753	$3,887
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable	$3,753	$3,887

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstandin g	28,282,973	28,282,967

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(11,615,669)	$(11,935,452)
Less: Net income allocable to Class A common stock subject to possible redemption	3,753	3,887

Non-redeemable net loss	$(11,619,422)	$(11,939,339)

Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,612,408	9,136,016

Basic and diluted net loss per share, Non-redeemable common stock	$(1.09)	$(1.31)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
 1,031,250 Founder Shares to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 25
, 2021
, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units, with the remaining portion of the over-allotment option expiring at the conclusion of the
45-day
option period. As a result, an aggregate of 127,174 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option
.
T
he Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds
 $
12.00
per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any
20

trading days within any

30
-trading
day period commencing at least

150
days

after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property
.
Related Party Loans
On January 20, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. For the period from January 13, 2021 (inception) through June 30, 2021, the Company borrowed approximately $172,000 under the Note and fully repaid the Note on March 26, 2021 (see Note 8).

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to 1,500,000 private placement warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On March 25, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 and $40,000 in expenses in connection with such services for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) ended June 30, 2021 as reflected in the accompanying unaudited condensed statements of operations.
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
Underwriting Agreement
The Company grant the underwriters a
45-day
option from the date of this prospectus to purchase up to 4,125,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units. The remaining unexercised over-allotment option expired at the conclusion of the
45-day
option period.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Shareholders’ Equity
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 31,116,305 Class A ordinary shares issued and outstanding, including 27,134,170 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 20, 2021, the Company issued 7,187,500 Class B ordinary shares. On March 22, 2021, the Company effected a share capitalization resulting in an aggregate of 7,906,250 Class B ordinary shares issued and outstanding. Of the 7,906,250 Class B ordinary shares outstanding, up to 1,031,250 Class B ordinary shares are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units with the remaining portion of the over-allotment option expiring at the conclusion of the
45-day
option period. As a result, an aggregate of 127,174 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option. As of June 30, 2021, there were 7,779,076 Class B ordinary shares issued and outstanding.
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
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.
Note 8—Derivative Warrant Liabilities
As of June 30, 2021, the Company had 6,223,261 and 9,223,261 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
period.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
30
-trading day
period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$311,167,507	$—	$—
Liabilities:
Derivative warrant liabilities—public	$10,455,080	$—	$—
Derivative warrant liabilities—private	$—	$—	$15,495,080
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on April 1, 2021 because the Public Warrants were separately listed and traded in active market in the period ended June 30, 2021.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021, the Company recognized a charge to the unaudited condensed statements of operations resulting from an increase in the fair value of liabilities of approximately $11.2 million and $11.0 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 22, 2021	June 30, 2021
Share price	$9.81	$9.80
Volatility	14.3%	21.7%
Expected life of the options to convert	6.53	6.26
Risk-free rate	1.2%	1.1%
Dividend yield	—	—
The change in the fair value of
the Level 3 derivative
 w
arrant liabilities for the period from January 13, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 13, 2021 (inception)	$—
Issuance of Public and Private Warrants	14,995,760
Change in fair value of derivative warrant liabilities	(271,160)

Derivative warrant liabilities at March 31, 2021	14,724,600
Change in fair value of derivative warrant liabilities	11,225,560
Transfer to Level 1	(10,455,080)

Derivative warrant liabilities at June 30, 2021	$15,495,080

Note 11—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statement were issued. There are no such events requiring potential adjustment to or disclosure in the unaudited condensed financial statements and the Company has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to ArcLight Clean Transition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on March 22, 2021. On March 25, 2021, we consummated our Initial Public Offering of 31,116,305 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the partial exercise of the underwriters’ option to purchase 3,616,305 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $311.2 million, and incurring offering costs of approximately $17.6 million, of which approximately $10.9 million was for deferred underwriting commissions.
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
Results of Operations
Our entire activity since inception through June 30, 2021 relates to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended June 30, 2021, we had a net loss of approximately $11.6 million from changes in the value of derivative warrant liabilities of approximately $11.2 million and approximately $0.4 million in general and administrative costs.
For the period from January 13, 2021 (inception) through June 30, 2021, we had a net loss of approximately $11.9 million from changes in the value of derivative warrant liabilities of approximately $11.0 million, financing costs of approximately $0.5 million and approximately $0.5 million in general and administrative costs.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $2.0 million.
Our liquidity needs up to June 30, 2021 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), a loan under a promissory note from our Sponsor of approximately $172,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide the Company with Working Capital Loans. To date, there are no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
We continue to evaluate the impact of
the COVID-19 pandemic
and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
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

Class A Ordinary shares subject to possible redemption
We account for our Class A Ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A Ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary shares are classified as shareholders’ equity. Our Class A Ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 27,134,170 shares of Class A Ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in our Initial Public Offering, the underwriters’ exercise of their overallotment option and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Net Loss Per Ordinary Share
Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,446,522 shares in the calculation of diluted loss per share, since the exercise of the warrants would be anti-dilutive.
Our unaudited condensed statements of operations includes a presentation of income (loss) per share for Redeemable Class A Ordinary shares in a manner similar to the two-class
method of income (loss) per share. Net income per ordinary share, basic and diluted, for Redeemable Class A Ordinary shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible

instruments by removing major separation models required under accounting principles generally accepted in the United States. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from January 13, 2021 (inception) through June 30, 2021, covered by this
Quarterly Report on Form 10-Q
that has materially affected, or is reasonably likely to

materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August, 2021.

ARCLIGHT CLEAN TRANSITION CORP. II

By:	/s/ John F. Erhard
Name:	John F. Erhard
Title:	Chief Executive Officer