Form 10-Q
period 2021-09-30
ArcLight Clean Transition Corp. II
filed 2021-11-05
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

ARCLIGHT CLEAN TRANSITION CORP. II
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40272	98-1578357
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

200 Clarendon Stree t, 55th Floor Boston, MA		02116
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (617)
531-6300
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-fifth of one redeemable warrant	ACTDU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	ACTD	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the	ACTDW	The Nasdaq Stock Market LLC
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
5
, 2021, 31,116,305 shares of Class A ordinary shares, par value $0.0001, and 7,779,076 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARCLIGHT CLEAN TRANSITION CORP. II
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021, and for the period from January 13, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$1,092,857
Prepaid expenses	1,041,828

Total current assets	2,134,685
Investments held in Trust Account	311,171,488

Total Assets	$313,306,173

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$200,000
Accrued expenses	77,565

Total current liabilities	277,565
Deferred legal fees	592,358
Deferred underwriting commissions	10,890,707
Derivative warrant liabilities	16,991,180

Total liabilities	28,751,810
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 31,116,305 shares at redemption value of $10.00	311,163,050
S hareholders’ D eficit :
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized (excluding 31,116,305 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,779,076 shares issued and outstanding	778
Additional paid-in capital	—
Accumulated deficit	(26,609,465)

Total shareholders’ deficit	(26,608,687)

Total Liabilities and Shareholders’ Deficit	$313,306,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 13, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the three months ended September 30, 2021	For the period January 13, 2021 (inception) through September 30, 2021
General and administrative expenses	$750,307	$1,273,196

Loss from operations	(750,307)	(1,273,196)
Other income (expense)
Change in fair value of derivative warrant liabilities	8,958,980	(1,995,420)
Financing costs - warrant liabilities	—	(462,620)
Net gain on investments held in Trust Account	3,981	8,438

Total other income (expense)	8,962,961	(2,449,602)

Net loss	$8,212,654	$(3,722,798)

Weighted average shares outstanding of Class A common stock (subject to possible redemption), basic and diluted	31,116,305	23,275,976

Basic and diluted net Income (loss) per ordinary share	$0.22	$(0.12)

Weighted average shares outstanding of Class B common stock (non-redeemable), basic and diluted	6,875,000	6,875,000

Basic and diluted net Income (loss) per ordinary share	$0.22	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 13, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Accrection on Class A ordinary shares subject to possible redemption	—	—	—	—	(24,222)	(22,886,667)	(22,910,889)
Forfeiture of Class B ordinary shares from Sponsor	—	—	(127,174)	(13)	13	—	—
Net loss	—	—	—	—	—	(319,783)	(319,783)

Balance—March 31, 2021 (unaudited)	—	$—	7,779,076	$778	$—	$(23,206,450)	$(23,205,672)
Net loss	—	—	—	—	—	(11,615,669)	(11,615,669)

Balance—June 30, 2021 (unaudited)	—	$—	7,779,076	$778	$—	$(34,822,119)	$(34,821,341)
Net loss	—	—	—	—	—	8,212,654	8,212,654

Balance—September 30, 2021 (unaudited)	—	$—	7,779,076	$778	$—	$(26,609,465)	$(26,608,687)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(3,722,798)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under promissory note	26,800
Change in fair value of derivative warrant liabilities	1,995,420
Financing costs—warrant liabilities	462,620
Net gain on investments held in Trust Account	(8,438)
Changes in operating assets and liabilities:
Prepaid expenses	(1,041,828)
Accrued expenses	7,565
Deferred legal fees	592,358

Net cash used in operating activities	(1,663,301)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(311,163,050)

Net cash used in investing activities	(311,163,050)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100
Repayment of note payable to related party	(171,742)
Proceeds received from initial public offering	311,163,050
Proceeds received from private placement	9,223,261
Offering costs paid	(6,295,461)

Net cash provided by financing activities	313,919,208

Net increase in cash	1,092,857
Cash—beginning of the period	—

Cash—end of the period	$1,092,857

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$200,000
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$144,842
Deferred underwriting commissions	$10,890,707
Forfeiture of Class B ordinary shares from Sponsor	$13
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 13, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.3 million.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $172,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
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
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and for the period from January 13, 2021 (Inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the period from January 13, 2021 (inception) through December 31, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.
The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
The impact of the revision to the audited balance sheet as of March 25, 2021 (included as an exhibit to the Company’s Form 8-K filed with the SEC on March 26, 2021), is a reclassification as follows:

	March 25, 2021
	As Previously Reported	Adjustment	As Adjusted
Common stock subject to possible redemption	$282,777,640	$28,385,410	$311,163,050
Class A ordinary shares—$0.0001 par value	284	(284)	—
Class B ordinary shares—$0.0001 par value	791	—	791
Additional paid-in-capital	5,498,446	(5,498,446)	—
Accumulated deficit	(499,520)	(22,886,680)	(23,386,200)
Total Stockholders’ Equity (Deficit)	5,000,001	(28,385,410)	(23,385,409)
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021 is a reclassification of
$28,205,680
 and

$39,821,350, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows from operations, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The impact on earnings per share to the unaudited condensed statement of operations for the three months ended March 31, 2021 was an increase of $0.19 per share for Class A (redeemable) and Class B
(non-redeemable)
shares. The impact on earnings per share to the unaudited condensed statement of operations for the three and six months ended June 30, 2021 was an increase of $0.30 per share and $0.31 per share for Class A (redeemable) and Class B
(non-redeemable)
shares, respectively.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering and the underwriters’ exercise of their overallotment option (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed consolidated statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 31,116,305 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

			For the period January 13, 2021
	For the Three Months Ended		(inception) through September 30,
	September 30, 2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$6,726,472	$1,486,182	$(2,873,929)	$(848,869)
Denominator:
Basic and diluted weighted average common shares outstanding	31,116,305	6,875,000	23,275,976	6,875,000

Basic and diluted net income (loss) per common share	$0.22	$0.22	$(0.12)	$(0.12)

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note
3-Initial
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
4-Private
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
5-Related
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
Related Party Loans
On January 20, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. During the period from January 13, 2021 (inception) through March 31, 2021, the Company borrowed approximately $172,000 under the Note and fully repaid the Note on March 26, 2021 (see Note 8).
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to 1,500,000 private placement warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On March 25, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 and $70,000 in expenses in connection with such services for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) ended September 30, 2021 as reflected in the accompanying unaudited condensed statements of operations.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
6-Commitments
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
Note 7 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 31,116,305 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.
As of September 30, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$311,163,050
Proceeds from over-allotment	9,223,261
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(17,138,390)
Proceeds allocated to Public Warrants at issuance	(14,995,760)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	22,910,889

Class A ordinary shares subject to possible redemption	$311,163,050

Note
8-Shareholders’
Defi
cit
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 31,116,305 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 20, 2021, the Company issued 7,187,500 Class B ordinary shares. On March 22, 2021, the Company effected a share capitalization resulting in an aggregate of 7,906,250 Class B ordinary shares issued and outstanding. Of the 7,906,250 Class B ordinary shares outstanding, up to 1,031,250 Class B ordinary shares are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units with the remaining portion of the over-allotment option expiring at the conclusion of the
45-day
option period. As a result, an aggregate of 127,174 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option. As of September 30, 2021, there were 7,779,076 Class B ordinary shares issued and outstanding.
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
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.
Note
9-Derivative
Warrant Liabilities
As of September 30, 2021, the Company had 6,223,261 and 9,223,261 Public Warrants and Private Placement Warrants, respectively, outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
10-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2021:

	Quoted
	Prices	Significant	Significant
	in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$311,171,488	$—	$—
Liabilities:
Derivative warrant liabilities-public	$6,845,590	$—	$—
Derivative warrant liabilities-private	$—	$—	$10,145,590
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on April 1, 2021 because the Public Warrants were separately listed and traded in an active market.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021, the Company recognized a change to the unaudited condensed statements of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $9.0 million and $(2.0) million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 22,	September
	2021	30, 2021
Share price	$9.81	$9.76
Volatility	14.3%	15.5%
Expected life of the options to convert	6.53	6.00
Risk-free rate	1.2%	1.1%
Dividend yield	—	—
The change in the fair value of the Level 3 derivative warrant liabilities for the period from January 13, 2021 (inception) through September 30, 2021 is summarized as follows:

	Public	Private	Total
Derivative warrant liabilities at January 13, 2021 (inception)	$—	$—	$—
Issuance of Public and Private Warrants	5,948,230	9,047,530	14,995,760
Change in fair value of derivative warrant liabilities	(146,580)	(124,580)	(271,160)

Derivative warrant liabilities at March 31, 2021	5,801,650	8,922,950	14,724,600
Change in fair value of derivative warrant liabilities	4,653,430	6,572,130	11,225,560
Transfer to Level 1	(10,455,080)	—	(10,455,080)

Derivative warrant liabilities at June 30, 2021	—	15,495,080	15,495,080
Change in fair value of derivative warrant liabilities	—	(5,349,490)	(5,349,490)

Derivative warrant liabilities at September 30, 2021	$—	$10,145,590	$10,145,590

Note
11-Subsequent
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
Results of Operations
Our entire activity since inception through September 30, 2021 relates to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended September 30, 2021, we had a net income of approximately $8.2 million from changes in the value of derivative warrant liabilities of approximately $9.0 million and $4,000 gain on investments held in Trust Account partially offset by approximately $750,000 in general and administrative costs.
For the period from January 13, 2021 (inception) through September 30, 2021, we had a net loss of approximately
$3.7 million from changes in the value of derivative warrant liabilities of approximately $2.0 million, financing costs attributable to the warrant liabilities of approximately $463,000 and approximately $1.3 million in general and administrative costs, partially offset by an $8,000 gain on investments held in Trust Account.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.3 million.
Our liquidity needs up to September 30, 2021 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), a loan under a promissory note from our Sponsor of approximately $172,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide the Company with Working Capital Loans. To date, there are no amounts outstanding under any Working Capital Loans.
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
Class A Ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 31,116,305 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Derivative Warrant Liabilities
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

Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from January 13, 2021 (inception) through September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
PART II-OTHER INFORMATION
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2021.

ARCLIGHT CLEAN TRANSITION CORP. II

By:	/s/ John F. Erhard
Name:	John F. Erhard
Title:	Chief Executive Officer