Form 10-Q/A
period 2021-03-31
ArcLight Clean Transition Corp. II
filed 2021-11-26
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

ARCLIGHT CLEAN TRANSITION CORP. II
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40272	98-1578357
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

200 Clarendon Street, 55 th Floor Boston, MA		02116
(Address of principal executive offices)		(Zip Code)
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

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to ArcLight Clean Transition Corp. II, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of ArcLight Clean Transition Corp. II as of March 31, 2021 and for the period from January 13, 2021 (inception) through March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 21, 2021 (the “First Amended Filing”).
On November 5, 2021, ArcLight Clean Transition Corp. II (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 25, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares subject to redemption and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on November
24
, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of March 25, 2021 (the “Post IPO Balance Sheet”), filed with the SEC on March 31, 2021, and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 in this Form 10-Q/A, Amendment No. 1
.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods as well as the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

ARCLIGHT CLEAN TRANSITION CORP. II
Quarterly Report on
Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of March 31, 2021 (unaudited) (as restated)	1
	Unaudited Condensed Statement of Operations for the period from January 13, 2021 (inception) through March 31, 2021 (as restated)	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the period from January 13, 2021 (inception) through March 31, 2021 (as restated)	3
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through March 31, 2021 (as restated)	4
	Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures (as restated)	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED BALANCE SHEET
MARCH 31, 2021
(restated — See Note 2)

Assets
Current assets:
Cash	$2,797,895
Prepaid expenses	1,409,464

Total current assets	4,207,359
Investments held in Trust Account	311,163,203

Total Assets	$315,370,562

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,694,343
Accrued expenses	93,534
Accrued expenses-related party	10,000

Total current liabilities	1,797,877
Deferred underwriting commissions	10,890,707
Derivative warrant liabilities	14,724,600

Total liabilities	27,413,184
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 31,116,305 shares at redemption value of $10.00	311,163,050
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized (excluding 31,116,305 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,779,076 shares issued and outstanding	778
Additional paid-in capital	—
Accumulated deficit	(23,206,450)

Total shareholders’ deficit	(23,205,672)

Total Liabilities and Shareholders’ Deficit	$315,370,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(restated — See Note 2)

General and administrative expenses	$128,476

Loss from operations	(128,476)
Other income (expense)
Change in fair value of derivative warrant liabilities	271,160
Financing costs - warrant liabilities	(462,620)
Net gain on investments held in Trust Account	153

Total other income (expense)	(191,307)

Net loss	$(319,783)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	3,067,805

Basic and diluted net loss per ordinary share	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,964,134

Basic and diluted net loss per ordinary share	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(restated — See Note 2)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 13, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,906,250	791	24,209	—	25,000
Accretion on Class A ordinary shares subject to possible redemption	—	—	(199,953)	(22,886,667)	(23,086,620)
Sale of private placement warrants to Sponsor less fair value of private warrants	—	—	175,731	—	175,731
Forfeiture of Class B ordinary shares from Sponsor	(127,174)	(13)	13	—	—
Net loss	—	—	—	(319,783)	(319,783)

Balance - March 31, 2021, as restated (unaudited)	7,779,076	$778	$—	$(23,206,450)	$(23,205,672)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(restated – See Note 2)

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
(as restated)
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
The Company’s sponsor is ArcLight CTC Holdings II, L.P., a Delaware limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, the Company consummated its Initial Public Offering of 31,116,305 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the partial exercise of the underwriters’ option to purchase 3,616,305 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $311.2 million (see Note 4), and incurring offering costs of approximately $17.6 million, of which approximately $10.9 million was for deferred underwriting commissions (see Note 7).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,223,261 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.2 million (see Note 5).
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of March 31, 2021, the Company had approximately $2.8 million in its operating bank account and a working capital of approximately $2.4 million.
The Company’s liquidity needs up to March 31, 2021 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $172,000 (see Note 6) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Restatement of previously issued financial statements
After preparing and filing the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
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
The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 21, 2021, in light of the SEC Staff’s published views, and determined that the error was material and that the Post-IPO Balance Sheet should be restated which is reflected below. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and has determined that the related impact was material to the Affected Periods that contained the errors. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present (i) all Class A ordinary shares subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, (iii) to correct its earnings per share calculation, and (iv) properly reflect the classification of warrants. As such, the Company is reporting these restatements to those Affected Periods in this quarterly report.
The impact of the restatements noted above, is as follows:

As of March 25, 2021	As Previously Reported	Warrant Adjustment	Temporary Equity Adjustment	As Restated
Total assets	$314,189,950	$—	$—	$314,189,950
Total current liabilities	$525,842	—	—	$525,842
Deferred underwriting commissions	10,890,707	—	—	10,890,707
Derivative warrant liabilities	—	14,995,760	—	14,995,760
Total liabilities	11,416,549	14,995,760	—	26,412,309
Class A common stock subject to redemption	297,773,400	(14,995,760)	28,385,410	311,163,050
Preferred stock	—	—	—	—
Class A common stock	134	150	(284)	—
Class B common stock	791	—	—	791
Additional paid-in captial	5,035,976	462,470	— 5,498,446	—
Accumulated deficit	(36,900)	(462,620)	(22,886,680)	(23,386,200)
Total stockholder’s equity	$5,000,001	$—	$(28,385,410)	$(23,385,409)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$314,189,950	$—	$—	$314,189,950
Class A ordinary shares subject to possible redemption	29,777,340	$(1,499,576)	$2,838,541	31,116,305
Class A ordinary shares	1,338 965	$1,499,576	$(2,838,541)	—
The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

	March 31, 2021
	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$282,957,370	$28,205,680	$311,163,050
Class A ordinary shares—$0.0001 par value	282	(282)	—
Additional paid-in-capital	5,318,731	(5,318,731)	—
Accumulated deficit	(319,783)	(22,886,667)	(23,206,450)
Total Stockholders’ Equity (Deficit)	5,000,008	(28,205,680)	(23,205,672)
Class A ordinary shares subject to possible redemption	28,295,737	2,820,568	31,116,305
Class A ordinary shares	2,820,568	(2,820,568)	—
The Company’s statement of shareholders’ deficit has been restated to reflect the changes to the impacted shareholders’ deficit accounts described above.

Statement of changes in Shareholders’ Deficit for the period from January 13, 2021 (inception) through March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of units in initial public offering, less fair value of public warrants	$305,214,820	$(305,214,820)	$—
Offering costs	(17,138,390)	17,138,390	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	(23,086,620)	(23,086,620)
Shares subject to possible redemption	(282,957,370)	282,957,370	—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 13, 2021 (inception) through March 31, 2021:

Supplemental Disclosure of Noncash Financing Activities:	As Previously Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$282,777,640	$(282,777,640)	$—
Change in value of Class A ordingary shares subject to possible redemption	179,730	(179,730)	—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

For the period from January 13, 2021 (inception) through March 31, 2021:	Earnings per Share
	As Reported	Adjustment	As Adjusted
Net loss	$(319,783)	$—	$(319,783)
Weighted average shares outstanding - Class A ordinary share	28,282,899	(25,215,094)	3,067,805
Basic and dilued earnings per share - Class A ordinary shares	$—	$(0.03)	$(0.03)
Weighted average shares outstanding - Class B ordinary share	7,243,737	(279,603)	6,964,134
Basic and dilued earnings per share - Class B ordinary shares	$(0.04)	$0.01	$(0.03)
Note 3—Summary of Significant Accounting Policies
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 31,116,305 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A ordinary shares.
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
Net Loss Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from January 13, 2021 (inception) through March 31, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the period from January 13, 2021 (inception) through March 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(97,791)	$(221,992)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,067,805	6,964,134

Basic and diluted net income (loss) per ordinary share	$(0.03)	$(0.03)

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Initial Public Offering
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
Each Unit consists of one Class A ordinary share and
one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).
Note 5—Private Placement
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
Note 6—Related Party Transactions
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
Related Party Loans
On January 20, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. For the period from January 13, 2021 (inception) through March 31, 2021, the Company borrowed approximately $172,000 under the Note and fully repaid the Note on March 26, 2021.

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
Note 7—Commitments and Contingencies
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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2021, there were 31,116,305 Class A ordinary shares outstanding, all of which were subject to possible redemption.
As of March 31, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$311,163,050
Less:
Offering costs allocated to Class A shares subject to possible redemption	(17,138,390)
Proceeds allocated to Public Warrants at issuance	(5,948,230)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	23,086,620

Class A ordinary shares subject to possible redemption	$311,163,050

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Shareholders’ Equity
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 31,116,305 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are classified as temporary equity (see Note 8).
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
Note 10—Derivative Warrant Liabilities
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
Note 11—Fair Value Measurements
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

Note 12—Subsequent Events

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
In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of ArcLight Clean Transition Corp. II (the “Company”) for the quarter ended March 31, 2021, we are restating our unaudited interim financial statements as of March 31, 2021, see Note 2 for additional information.
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
Class A Ordinary shares subject to possible redemption
We account for our Class A Ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary shares are classified as shareholders’ equity. Our Class A Ordinary sharesfeature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 31,116,305 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
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
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from January 13, 2021 (inception) through March 31, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares subject to redemption and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 25, 2021 and its interim financial statements for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares subject to redemption and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of November, 2021.

ARCLIGHT CLEAN TRANSITION CORP. II

By:	/s/ John F. Erhard
Name:	John F. Erhard
Title:	Chief Executive Officer