Form 10-Q/A
period 2021-06-30
ArcLight Clean Transition Corp. II
filed 2021-11-26
CIK 1842279

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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of ArcLight Clean Transition Corp. II as of June 30, 2021 and for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 21, 2021 (the “First Amended Filing”).
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
Therefore, on November
24
, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 5, 2021 (collectively, the “Affected Period”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 in this Form 10-Q/A, Amendment No. 1
.
The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods as well as the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 5, 2021; and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

ARCLIGHT CLEAN TRANSITION CORP. II
Quarterly Report on
Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheet as of June 30, 2021 (unaudited) (as restated)	4
	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2021, and for the period from January 13, 2021 (inception) through June 30, 2021 (as restated)	5
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the period from January 13, 2021 (inception) through June 30, 2021 (as restated)	6
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through June 30, 2021 (as restated)	7
	Notes to Unaudited Condensed Financial Statements (as restated)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures (as restated)	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021
(restated – See Note 2)

Assets
Current assets:
Cash	$1,164,577
Prepaid expenses	1,225,548

Total current assets	2,390,125
Investments held in Trust Account	311,167,507

Total Assets	$313,557,632

Liabilities and Shareholders’ Deficit :
Current liabilities:
Accounts payable	$200,000
Accrued expenses	175,056

Total current liabilities	375,056
Deferred underwriting commissions	10,890,707
Derivative warrant liabilities	25,950,160

Total liabilities	37,215,923

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 31,116,305 shares at redemption value of $10.00	311,163,050

Shareholders’ Deficit :
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized (excluding 31,116,305 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,779,076 shares issued and outstanding	778
Additional paid-in capital	—
Accumulated deficit	(34,822,119)

Total shareholders’ deficit	(34,821,341)

Total Liabilities and Shareholders’ Deficit	$313,557,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(restated – See Note 2)

	For the three months ended June 30, 2021	For the period January 13, 2021 (inception) through June 30, 2021
General and administrative expenses	$394,413	$522,889

Loss from operations	(394,413)	(522,889)
Other income (expense)
Change in fair value of derivative warrant liabilities	(11,225,560)	(10,954,400)
Financing costs - warrant liabilities	—	(462,620)
Net gain on investments held in Trust Account	4,304	4,457

Total other income (expense)	(11,221,256)	(11,412,563)

Net loss	$(11,615,669)	$(11,935,452)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,116,305	18,823,444

Basic and diluted net loss per ordinary share	$(0.30)	$(0.45)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,779,076	7,421,910

Basic and diluted net loss per ordinary share	$(0.30)	$(0.45)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(restated – See Note 2)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance - January 13, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,906,250	791	24,209	—	25,000
Accretion on Class A ordinary shares subject to possible redemption	—	—	(199,953)	(22,886,667)	(23,086,620)
Sale of private placement warrants to Sponsor less fair value of private warrants	—	—	175,731	—	175,731
Forfeiture of Class B ordinary shares from Sponsor	(127,174)	(13)	13	—	—
Net loss	—	—	—	(319,783)	(319,783)

Balance - March 31, 2021 (unaudited), as restated	$7,779,076	$778	$—	$(23,206,450)	$(23,205,672)
Net loss	—	—	—	(11,615,669)	(11,615,669)

Balance - June 30, 2021 (unaudited), as restated	7,779,076	$778	$—	$(34,822,119)	$(34,821,341)

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
The accompanying notes are an integral part of these unaudited condensed financial statements
.

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
The Company’s sponsor is ArcLight CTC Holdings II, L.P., a Delaware limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, the Company consummated its Initial Public Offering of 31,116,305 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the partial exercise of the underwriters’ option to purchase 3,616,305 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $311.2 million (see Note
4
), and incurring offering costs of approximately $17.6 million, of which approximately $10.9 million was for deferred underwriting commissions (see Note
7
).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,223,261 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.2 million (see Note
5
).
Upon the closing of the Initial Public Offering and the Private Placement, approximately $311.2 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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
7
). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust

Account, if less than $10.00 per share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2— Restatement of previously issued financial statements
After preparing and filing the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than

$
5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection
with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two
classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

	June 30, 2021
	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$271,341,700	$39,821,350	$311,163,050
Class A ordinary shares—$0.0001 par value	398	(398)	—
Additional paid-in-capital	16,934,285	(16,934,285)	—
Accumulated deficit	(11,935,452)	(22,886,667)	(34,822,119)
Total Stockholders’ Equity (Deficit)	5,000,009	(39,821,350)	(34,821,341)
Shares of Class A ordinary shares subject to possible redemption	27,134,170	3,982,135	31,116,305
Shares of Class A ordinary shares	3,982,135	(3,982,135)	—

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

For the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Shares subject to redemption	$11,615,670	$(11,615,670)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 13, 2021 (inception) through June 30, 2021:

Supplemental Disclosure of Noncash Financing Activities:	As Previously Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$282,777,640	$(282,777,640)	$—
Shares subject to redemption	$11,615,670	$(11,615,670)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:
For the three month
s
ended June 30, 2021:

Earnings per share
shares	$(1.09)	$0.79	$(0.30)

shares	$(1.31)	$0.86	$(0.45)

For the three months ended June 30, 2021:	Earnings per Share
	As Reported	Adjustment	As Adjusted
Net loss	$(11,615,669)	$—	$(11,615,669)
Weighted average shares outstanding - Class A ordinary share	28,282,973	2,833,332	31,116,305
Basic and dilued earnings per share - Class A ordinary shares	$—	$(0.31)	$(0.31)
Weighted average shares outstanding - Class B ordinary share	10,612,408	(3,737,408)	6,875,000
Basic and dilued earnings per share - Class B ordinary shares	$(1.09)	$0.78	$(0.31)

For the period from January 13, 2021 (inception) through June 30, 2021:

For the period from January 13, 2021 (inception) through June 30, 2021:	Earnings per Share
	As Reported	Adjustment	As Adjusted
Net loss	$(11,935,452)	$—	$(11,935,452)
Weighted average shares outstanding - Class A ordinary share	28,282,967	(9,459,523)	18,823,444
Basic and dilued earnings per share - Class A ordinary shares	$—	$(0.46)	$(0.46)
Weighted average shares outstanding - Class B ordinary share	9,136,016	(2,261,016)	6,875,000
Basic and dilued earnings per share - Class B ordinary shares	$(1.31)	$0.85	$(0.46)
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

1
1

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 31,116,305 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit, and Class A ordinary shares.
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
Net Loss Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522
, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

1

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2021		For the period January 13, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(9,513,669)	$(2,102,000)	$(8,742,409)	$(3,193,043)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,116,305	6,875,000	18,823,444	6,875,000

Basic and diluted net income (loss) per ordinary	$(0.31)	$(0.31)	$(0.46)	$(0.46)

	For the three months ended June 30, 2021
	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(9,292,535)	$(2,323,134)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,116,305	7,779,076

Basic and diluted net income (loss) per ordinary share	$(0.30)	$(0.30)

	For the period from January 13, 2021 (inception) through June 30, 2021
	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(8,560,232)	$(3,375,220)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,823,444	7,421,910

Basic and diluted net income (loss) per ordinary share	$(0.45)	$(0.45)

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

1

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
9
).
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

1

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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2021, there were 31,116,305 Class A ordinary shares outstanding, all of which were subject to possible redemption.
As of June 30, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$311,163,050
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(17,138,390)
Proceeds allocated to Public Warrants at issuance	(5,948,230)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	23,086,620

Class A ordinary shares subject to possible redemption	$311,163,050

1

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

1

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

1

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

1

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
In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of ArcLight Clean Transition Corp. II (the “Company”) for the quarter ended June 30, 2021, we are restating our unaudited interim financial statements as of June 30, 2021, see Note 2 for additional information
Cautionary Note Regarding Forward-Looking Statements
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

Class A Ordinary shares subject to possible redemption
We account for our Class A Ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A Ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary shares are classified as shareholders’ equity. Our Class A Ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,116,305 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
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
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares subject to redemption and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 25, 2021 and its interim financial statements for the quarter ended June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares subject to redemption and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

27