Form 10-Q/A
period 2021-09-30
ArcLight Clean Transition Corp. II
filed 2021-11-26
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of ArcLight Clean Transition Corp. II as of September 30, 2021 and for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021 (the “First Amended Filing”).
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
Therefore, on November
24
, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (collectively, the “Affected
Period”
), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on
Form 10-Q
for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to remove the “Revision to Previously Reported Financial Statements” included in Note 2 as the Company has amended the Form 10Q for the quarters ended March 31, 2021 and June 30, 2021
.
The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods as well as the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021; and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

ARCLIGHT CLEAN TRANSITION CORP. II
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021, and for the period from January 13, 2021 (inception) through September 30, 2021 (as restated)	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures (as restated)	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	2 5
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

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 13, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the three months ended September 30, 2021	For the period January 13, 2021 (inception) through September 30, 2021
General and administrative expenses	$750,307	$1,273,196

Loss from operations	(750,307)	(1,273,196)
Other income (expense)
Change in fair value of derivative warrant liabilities	8,958,980	(1,995,420)
Financing costs - warrant liabilities	—	(462,620)
Net gain on investments held in Trust Account	3,981	8,438

Total other income (expense)	8,962,961	(2,449,602)

Net loss	$8,212,654	$(3,722,798)

Weighted average shares outstanding of Class A common stock, basic and diluted	31,116,305	23,275,976

Basic and diluted net Income (loss) per ordinary share	$0.21	$(0.12)

Weighted average shares outstanding of Class B common stock, basic and diluted	7,779,076	7,551,277

Basic and diluted net Income (loss) per ordinary share	$0.21	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 13, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—January 13, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,906,250	791	24,209	—	25,000
Accretion on Class A ordinary shares subject to possible redemption	—	—	(199,953)	(22,886,667)	(23,086,620)
Sale of private placement warrants to Sponsor less fair value of private warrants			175,731		175,731
Forfeiture of Class B ordinary shares from Sponsor	(127,174)	(13)	13	—	—
Net loss	—	—	—	(319,783)	(319,783)

Balance—March 31, 2021 (unaudited)	7,779,076	$778	$—	$(23,206,450)	$(23,205,672)
Net loss	—	—	—	(11,615,669)	(11,615,669)

Balance—June 30, 2021 (unaudited)	7,779,076	$778	$—	$(34,822,119)	$(34,821,341)
Net loss	—	—	—	8,212,654	8,212,654

Balance—September 30, 2021 (unaudited)	7,779,076	$778	$—	$(26,609,465)	$(26,608,687)

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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(As Restated)

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if t
h
e Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(As Restated)

Note
2-Summary
of Significant Accounting Policies (as Restated)
The Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to remove the “Revision to Previously Reported Financial Statements” included in Note 2 as the Company is refiling the financial statements for those periods affected.
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

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(As Restated)

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available), accumulated d
e
ficit, and Class A ordinary shares.
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

			For the period January 13, 2021
	For the Three Months Ended		(inception) through September 30,
	September 30, 2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$6,570,123	$1,642,531	$(2,810,882)	$(911,916)
Denominator:
Basic and diluted weighted average common shares outstanding	31,116,305	7,779,076	23,275,976	7,551,277

Basic and diluted net income (loss) per common share	$0.21	$0.21	$(0.12)	$(0.12)

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
As of September 30, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$311,163,050
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(17,138,390)
Proceeds allocated to Public Warrants at issuance	(5,948,230)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	22,086,620

Class A ordinary shares subject to possible redemption	$311,163,050

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
The Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to remove the “Revision to Previously Reported Financial Statements” included in Note 2 as the Company is refiling the financial statements for those periods affected.
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
Item 4. Controls and Procedures (as Restated)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares subject to redemption and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 25, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares subject to redemption and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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