Form 10-K
period 2021-12-31
ArcLight Clean Transition Corp. II
filed 2022-03-09
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

ARCLIGHT CLEAN TRANSITION CORP. II
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40272	98-1578357
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

200 Clarendon Street, 55th Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617)
531-6300
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-fifth of one redeemable warrant	ACTDU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ACTD	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ACTDW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the voting stock held by
non-affiliates
of the registrant on December 31, 2021, computed by reference to the closing price for such stock on The Nasdaq Stock Market LLC on such date, was $
310,540,723.90.
As of

March 9,
2022, 31,116,305 shares of Class A ordinary shares, par value $0.0001, and 7,779,076 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “Report”), or the context otherwise requires, references to:

•
“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of our initial public offering;

•	“Companies Law” are to the Cayman Islands Companies Act as the same may be amended from time to time;

•
“founder shares” are to our ArcLight Class B ordinary shares initially issued to our sponsor in a private placement prior to our IPO and the ArcLight Class A ordinary shares that will be issued upon the automatic conversion of the ArcLight Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such ArcLight Class A ordinary shares were not “public shares”);

•	“IPO” are to ArcLight’s initial public offering of its public shares and public warrants pursuant to the IPO Registration Statement and completed on March 25, 2021.

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our ArcLight Class A ordinary shares and our ArcLight Class B ordinary shares;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

•	“public shares” are to our ArcLight Class A ordinary shares sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” are to ArcLight CTC Holdings II, L.P., a Delaware limited partnership; and

•	“we,” “us,” “our,” “company” or “our company” are to ArcLight Clean Transition Corp. II, a Cayman Islands exempted company.
Any forfeiture of shares described in this Report will take effect as a surrender of shares for no consideration of such shares as a matter of Cayman Islands law. Any conversion of the ArcLight Class B ordinary shares described in this Report will take effect as a compulsory redemption of ArcLight Class B ordinary shares and an issuance of ArcLight Class A ordinary shares as a matter of Cayman Islands law. Any share dividends described in this Report will take effect as share capitalizations as a matter of Cayman Islands law.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to complete our proposed initial business combination with OPAL Fuels LLC, a Delaware limited liability company (“OPAL Fuels”) or any other initial business combination;

•	our expectations around the performance of OPAL Fuels or any other prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses if we do not complete our proposed business combination with OPAL Fuels;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate additional potential business combination opportunities if we do not complete our proposed business combination with OPAL Fuels;

•	our public securities’ liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS
The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form
10-K.
We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form
10-K.

•	The Business Combination Agreement and Business Combination are subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team (including with respect to ACTC I), ArcLight Capital and CAMS or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.

•
If we are not able to complete the Business Combination with OPAL Fuels nor able to complete another business combination by March 25, 2023, in each case, as such date may be extended pursuant to our amended and restated memorandum and articles of association, we would cease all operations except for the purpose of winding up and we would redeem our ArcLight Class A ordinary shares and liquidate the Trust Account, in which case our public shareholders may only receive approximately $10.00 per share and our public warrants will expire worthless.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of ArcLight Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of ArcLight Class A ordinary shares.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

•
If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the 24 months from the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

•	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

•
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

•
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency or an involuntary bankruptcy or insolvency is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

v

PART I
ITEM 1. BUSINESS
Overview
ArcLight Clean Transition Corp. II (“ArcLight”) is a blank check company incorporated as a Cayman Islands exempted entity for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on
Form 10-K
as our initial business combination.
We intend to pursue opportunities created by the accelerating transition toward sustainable use of energy and natural resources. The renewable energy sector has emerged from a niche source of electricity to be the key driver of growth in the industry, with an estimated $1.5 trillion invested globally between 2015 through 2019 according to IEA. Our sponsor has been a leader in identifying this trend and making investments in the renewable energy sector. Our primary areas of focus include products, equipment, services and technologies enabling the continued decarbonization of the economy. We plan to target companies that serve rapidly growing segments in the clean energy ecosystem, including renewable power generation, energy storage, the distributed electrical grid, zero-emission
transportation, renewable fuels, carbon capture, utilization and storage, zero/low-carbon
industrial applications and sustainable manufacturing. We believe that market leaders within these high-impact segments can deliver superior long-term returns to equity investors.
Our sponsor is an affiliate of ArcLight Capital Partners, LLC (“ArcLight Capital”), one of the leading private equity firms focused on energy infrastructure investments in North America. Since its inception, ArcLight Capital has been at the forefront of the energy transition, investing $25 billion in 113 platform investments across the energy infrastructure landscape, including approximately 5 gigawatts of renewable generation as well as critical assets within the U.S. electric grid. ArcLight Capital also has extensive exposure to the transportation sector through its investments in multiple fuel supply and logistics companies. ArcLight Capital’s joint venture and transaction counterparties range from some of the largest global corporations to privately-held, entrepreneur-led
businesses. We expect that ArcLight Capital’s long-standing operational partner, Consolidated Asset Management Services, LLC (“CAMS”), which is minority-owned by an affiliate of ArcLight Capital and which has a 12 year working relationship with ArcLight Capital, will bring to bear its experience in providing information technology, environmental health and safety, engineering, due diligence and general operating services to the renewable energy sector, as well as its relationships with an extensive network of equipment, services and software providers.
We are confident that our sponsor’s extensive track record, established investment team, broad industry relationships and deal-making capabilities give us a distinct advantage to capitalize on the long-term opportunities created by the ongoing transition toward a clean energy economy.
Proposed Business Combination
On December 2, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Opal HoldCo LLC, a Delaware limited liability company (“OPAL HoldCo”) and Opal Fuels LLC, a Delaware limited liability company (“OPAL Fuels”).
The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of ArcLight and OPAL Fuels and also approved by OPAL HoldCo, the sole member of OPAL Fuels. The Business Combination Agreement provides for, among other things, the following transactions: (i) each outstanding ArcLight Class B ordinary share, par value $0.0001 per share, will convert into one ArcLight Class A ordinary share, par value $0.0001 per share; (ii) ArcLight will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication (A) ArcLight’s name will be changed to

“Opal Fuels Inc.” (“New OPAL”), (B) each outstanding ArcLight Class A ordinary share will become one share of Class A common stock, par value $0.0001 per share, of New OPAL (the “New OPAL Class A Common Stock”), (C) each outstanding warrant to purchase one ArcLight Class A ordinary share will become a warrant to purchase one share of New OPAL Class A Common Stock and (D) New OPAL will file its certificate of incorporation and adopt bylaws to serve as its governing documents in connection with the Domestication; and (iii) (A) OPAL Fuels will cause its existing limited liability company agreement to be amended and restated, (B) OPAL Fuels will cause all of its limited liability company interests existing immediately prior to the closing of the Business Combination (the “Closing”) to be re-classified
into a number of common units (collectively, the OPAL Units”) based on a pre-transaction
equity value for OPAL Fuels equal to $1,501,870,000, less all principal and accrued interest outstanding immediately after the Closing pursuant to that certain convertible promissory note, dated as of May 1, 2021 (as amended, including that certain First Amendment to Convertible Note, dated November 29, 2021”), held by ARCC Beacon LLC, a Delaware limited liability company (“Ares”), (C) ArcLight will contribute (x) the amount of cash in the Trust Account established by ArcLight with the proceeds from its IPO (the “IPO”) as of immediately prior to Closing (and before, for the avoidance of doubt, giving effect to the exercise of redemption rights by any ArcLight shareholders (the “Public Shareholder Redemptions”)), minus (y) the aggregate amount of cash required to fund the ArcLight Class A ordinary share redemptions and any other obligations to be funded from the Trust Account, plus (z) the aggregate cash proceeds actually received in respect of the PIPE Investment (as defined below) and (D) New OPAL will issue to OPAL Fuels, and OPAL Fuels will in turn distribute to OPAL HoldCo and Hillman RNG Investments, LLC (“Hillman”) a number of shares of Class D common stock, par value $0.0001 per share of New OPAL (the “New OPAL Class D Common Stock”), and distribute to Ares (together with OPAL HoldCo and Hillman, collectively, the “OPAL Equityholders”) shares of Class B common stock, par value $0.0001 per share, of New OPAL (the “New OPAL Class B Common Stock”) (neither of which will have any economic value but will entitle the holder thereof to five votes per share or one vote per share, respectively), equal to the number of OPAL Units held by each of the OPAL Equityholders.
Immediately prior to the Closing, ArcLight will effect the Domestication pursuant to which (a) each ArcLight Class A ordinary share and each ArcLight Class B ordinary share will automatically convert into one share of Class A common stock of ArcLight and (b) the outstanding warrants to purchase ArcLight Class A ordinary shares will automatically become exercisable for Class A common stock of ArcLight.
Following the Business Combination, the combined company will be organized in an “Up-C” structure, such that OPAL Fuels and the subsidiaries of OPAL Fuels will hold and operate substantially all of the assets and business of New OPAL, and New OPAL will be a publicly listed holding company that will hold equity interests in OPAL Fuels.
For additional information regarding Opal Fuels, the Business Combination and the transactions contemplated thereby, see the registration statement on Form
S-4
containing a preliminary proxy statement and a preliminary prospectus of ArcLight initially filed with the Securities and Exchange Commission on February 8, 2022.
Other than as specifically discussed, this report does not assume the closing of the Business Combination.
Market Opportunity
We believe that the inexorable global economic transition toward the sustainable use of energy and natural resources presents significant, attractive investment opportunities within existing and emerging industries. Between 2009 and 2019, global non-hydro
renewables generation capacity grew by over 1,000 GW, increasing its share of power generation from approximately 3% to approximately 10% according to BP. We believe that over the coming decades the pace and scope of investments will continue to increase exponentially, as the urgency of decarbonizing the economy grows and the number of sectors ripe for transitioning to a sustainable model proliferates. Additionally, the regulatory frameworks incentivizing the adoption of sustainable practices and technologies, such as the European Union’s Action Plan on Financing Sustainable Growth and related Taxonomy Regulation, are expected to become increasingly favorable to the sectors that we are targeting over time. These trends provide long-term tailwinds for companies that develop assets and provide equipment, software and services, enabling an integrated approach to the continued decarbonization of the economy.

As part of this transition, we expect rapidly growing penetration of intermittent renewable resources, distributed generation and storage, and power-intensive distributed applications such as charging stations, which will in turn require an increase in grid assets and technologies, both at the utility scale and at the edge of the network. These changes are poised to create opportunities for the providers of equipment, services and software that facilitate the efficient and customer-focused deployment and management of an evolving and growing electrical infrastructure network and the integration with legacy utility operations. Similarly, we anticipate large, sustained opportunities to deploy energy efficiency solutions as part of the upgrading of the building sector in the residential, commercial, industrial and public-sector end markets. We believe that similar opportunities will develop in the water, chemicals, industrial, construction and manufacturing sectors, all of which will require investment and expertise to develop tailored solutions.
We also believe that the migration of the transportation sector toward zero-emission
vehicles will spur investments in electric charging, hydrogen refueling and renewable-fuel production networks. Furthermore, the ongoing re-thinking
of transportation across public, private and shared mobility solutions, combined with the advent of autonomous driving technologies, will create a paradigm shift on the technology and infrastructure required to support the circulation of passenger and commercial vehicles.
In summary, we believe that innovative, well-managed, market leaders within these high-impact sectors can capitalize on rapid market adoption of technologies capable of enhancing operating efficiencies, performance and convenience to asset owners and end users, delivering superior long-term returns to equity investors.
Our Sponsor
ArcLight Capital is one of the leading firms focused on energy infrastructure investments in North America. Established in 2001 and based in Boston, Massachusetts, ArcLight Capital has invested $25 billion in 113 platform investments across the energy infrastructure landscape since inception. ArcLight’s investors include many of the largest pension funds, sovereign wealth funds, and endowments in the world. ArcLight Capital has a highly experienced investment team complemented by a broad range of in-house
specialists and external advisers. We expect that ArcLight Capital’s resources will be made available to assist us in executing our initial business combination.
Having recognized the value of sound stewardship and control, ArcLight Capital’s environmental, social and governance (“ESG”) policies and programs have been evolving since the formal adoption of its ESG Investment Guidelines in 2011. For example, in 2015, ArcLight Capital developed its formal ESG program and since that time has formed an ESG team that includes, from time to time, members of our investment, compliance, risk management, and investor relations teams. The ESG team works with ArcLight Capital’s broader team and investments to build ESG awareness and capacity, to gather and report on certain ESG data, and, in a manner consistent with its fiduciary duties to its investors, to identify opportunities to build ESG considerations into ArcLight Capital’s investment and management decisions.
ArcLight Clean Transition Corp. (“ACTC I”), an affiliate of our sponsor launched with a similar mission to ArcLight, announced a business combination with Proterra Inc. on January 12, 2021. Proterra Inc. is a leader in the design and manufacture of zero-emission
electric transit vehicles and EV technology solutions for commercial applications. The transaction closed in the first half of 2021, highlighting ArcLight Capital’s connectivity and knowledge in the electric mobility space.
ArcLight Capital has owned interests in approximately 5 gigawatts of renewable energy infrastructure, including, at the time of construction, the largest wind project ever developed in the U.S. ArcLight Capital recognized the importance of the clean energy transition early and deployed capital to support this core belief through multiple investments in renewables generation, electric grids, automotive refueling infrastructure and logistics. ArcLight Capital began investing in renewable energy in 2001 and has since invested $4 billion in 16 platforms representing 88 individual renewable projects, including:

•	Alta Wind: 1,550-megawatt wind development, the largest in the U.S. at the time of construction;

•	Terra-Gen: Developer, owner and operator of a 653-megawatt portfolio of utility-scale clean energy assets at the time of exit; and

•	Great River Hydro: 584-megawatt hydroelectric power platform, the largest in New England.
ArcLight Capital also has differentiated insights into the electrical grid and the grid’s ongoing evolution to support the increased penetration of renewables and grid-edge applications. ArcLight Capital has invested in multiple grid assets, including:

•	Path 15: 1,500-megawatt line upgrade that debottlenecked a critical Southern-to-Northern California power interconnect; and

•	Neptune Regional Transmission System: 660-megawatt undersea and underground direct current line that provides more than 20 percent of Long Island’s typical electricity demand
Furthermore, ArcLight Capital’s extensive experience in the fuel supply and logistics space provide us with unique and real-time insights into critical factors impacting the successful rollout of biofuels and EV charging infrastructure, including automotive consumer behavior, real estate development and convenience offerings. Representative investments include:

•	Thorntons, the owner and operator of more than 200 convenience stores and travel centers; and

•	Gulf, one of the largest branded sales platforms in the automotive industry
As a result of its long-dated presence in the clean energy transition space, ArcLight Capital has developed deep relationships with companies, executives and intermediaries that we believe will provide us with an advantage in accessing business combination opportunities in the space.
We currently have a formal arrangement in place with CAMS, ArcLight Capital’s operational partner, whereby CAMS would make available to us a team of individuals who are highly experienced across the various sectors in which we expect to complete our initial business combination. Formed in 2007, CAMS has more than ~1,500 employees providing operational and asset management services to the renewable and conventional energy sectors, including information technology, environmental health and safety, asset integrity, engineering and due diligence services. CAMS has been involved in over 100 projects, including 19 wind facilities and 23 solar facilities totaling over 3.4 gigawatts. CAMS is also an industry leader in the decommissioning of legacy fossil generation facilities and the repurposing and repowering of sites for solar and battery storage installation. Through its day-to-day
activities, CAMS has developed strong commercial and strategic relationships with most large equipment, services and software providers within the renewable segment, giving it a unique perspective on market-leading companies in the industry.
Our Founders, Our Board of Directors and Management
Our company is supported by a full management team with decades of experience completing transactions and managing several billion dollars of equity capital in the renewable energy, power and energy infrastructure sectors. Our management team is supported by ArcLight Capital and CAMS. Our operations will also be overseen by an experienced board of directors.

Daniel R. Revers, 59, serves as our Chairman. Mr. Revers is the founder of ArcLight Capital and has 30 years of energy finance and private equity experience. Mr. Revers is responsible for overall investment, asset management, strategic planning, and operations of ArcLight Capital and its funds. Previously, Mr. Revers served as the Chairman of the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed and was previously a director at American Midstream Partners, L.P. and JP Energy Partners, L.P. Prior to forming ArcLight Capital in 2001, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services, a private insurance and financial services firm, where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, where he specialized in the development, acquisition, and financing of domestic and international power and energy projects. Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.
John (“Jake”) F. Erhard, 47, serves as our President, Chief Executive Officer and Director. Mr. Erhard is also a Partner and Head of ESG at ArcLight Capital, where he has worked in various leadership positions since September 2001. Mr. Erhard has 20 years of energy finance and private equity experience. Mr. Erhard previously served as a director of Proterra Inc (Nasdaq: PTRA) from June 2021 until December 2021 and served as President, Chief Executive Officer and Director of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed and was previously a director at American Midstream Partners, L.P., Buckeye Partners, LP, and JP Energy Partners, L.P. Prior to joining ArcLight, Mr. Erhard was an Analyst at the investment banking firm Schroder Wertheim, where he focused on mergers and acquisitions. Mr. Erhard earned a Bachelor of Arts in Economics from Princeton University and a Juris Doctor from Harvard Law School.
Marco F. Gatti, 38, serves as our Chief Financial Officer. Mr. Gatti joined ArcLight Capital in 2018 and has 11 years of energy and private equity experience. Previously, Mr. Gatti served as the Chief Financial Officer of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. Prior to joining ArcLight Capital, Mr. Gatti spent five years as a Vice President in the Energy group at Warburg Pincus, where he focused on the sourcing, execution and portfolio management of equity investments in the energy and heavy industry sectors. Prior to joining Warburg Pincus in 2013, Mr. Gatti worked at Bain Capital, McKinsey & Company and Praxair between 2007 and 2012. Mr. Gatti earned a Master of Business Administration from the Wharton School of the University of Pennsylvania, a Master of Science in Mechanical Engineering from the University of Minnesota and a Bachelor of Science in Mechanical Engineering from Politecnico di Milano.
Christine M. Miller, 51, serves as our General Counsel. Ms. Miller joined ArcLight Capital in 2004 and has 23 years of legal experience in the areas of investment transactions and fund operations, with 21 years specific to energy finance and private equity. Previously, Ms. Miller served as General Counsel of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. Prior to joining ArcLight Capital, she was Counsel in John Hancock’s Investment Law Division, where she represented investment managers and advised institutional investors in purchasing private debt and equity securities. Ms. Miller earned a Bachelor of Arts in Political Science from the University of Massachusetts at Amherst and a Juris Doctor from Boston University School of Law.
Arno Harris, 52, serves on our Board. Mr. Harris has spent the last 25 years starting and growing successful businesses in high technology, clean energy and electric mobility. Previously, Mr. Harris served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. He now advises startups and growth companies, helping them to raise capital and achieve scale. In addition to his advisory work, Mr. Harris serves as an independent director for Pacific Gas & Electric Company (NYSE:PCG), California’s largest investor-owned utility, and Azure Power Global Limited (NYSE:AZRE), India’s leading solar developer with almost 2GW of operating assets and over 5GW in development. Between 2006 and 2015, Mr. Harris was the founder, CEO and chair of Recurrent Energy, one of North America’s largest solar project developers. Prior to Recurrent Energy, Mr. Harris was the founder and CEO of Prevalent Power, one of California’s fastest growing commercial solar project developers. Mr. Harris earned a Bachelor of Arts from the University of California Berkeley.

Dr. Ja-Chin
Audrey Lee, 43, serves on our Board. Dr. Lee has almost 20 years of experience in clean energy and currently serves as Senior Director, Energy Strategy at Microsoft (Nasdaq: MSFT). Previously, Dr. Lee served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed and served as Vice President of Energy Services at Sunrun Inc. (Nasdaq: RUN) from 2017 to 2020. Prior to Sunrun, she served as Vice President of Analytics and Design at Advanced Microgrid Solutions from 2014 to 2017. Before her role at Advanced Microgrid Solutions, Dr. Lee was appointed by the Governor as Advisor to the President of the California Public Utilities Commission from 2011 to 2014, where she led the approval of first-in-the-nation rules
on customer energy data. Dr. Lee serves on the board of Gridworks, a non-profit that convenes, educates and empowers stakeholders to decarbonize electricity grids. She previously served on the board of Pinnacle Engines from 2020 to 2021, commercializing advanced engines for reduced petroleum usage and greenhouse gas emissions. Dr. Lee also serves on the board of Redaptive, an
Efficiency-as-a-Service tool
for commercial and industrial customers and is an advisory board member of CelerateX. She volunteered as Co-Chair and Co-Founder of Clean Energy for Biden. Dr. Lee earned her Ph.D. and M.S. in Electrical Engineering from Princeton University and her B.S. in Applied Physics from the California Institute of Technology.

Brian Goncher, 65, serves on our Board. Mr. Goncher has more than 42 years of experience in finance, management and consulting. Previously, Mr. Goncher served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. Mr. Goncher was a Managing Director at Deloitte until 2019, where he created and led their Energy Tech Practice. Before Deloitte, Mr. Goncher was a venture capitalist at Frontier Ventures between 1997 and 2000, and Crystal Ventures between 2000 and 2003, where he invested in technology companies. In addition, between 1990 and 1996, Mr. Goncher created and led the Emerging Company Services Group at Coopers & Lybrand (now part of PwC). He provided financial and strategic consulting services to tech startups. Earlier in his career, Mr. Goncher was the founder/CFO of several technology-enabled startups and a Corporate Banking Officer at Bank of America. Mr. Goncher earned a BS in Economics and MBA in Finance from the University of Chicago.
Steven Berkenfeld, 62, serves on our Board. After 33 years, Mr. Berkenfeld retired from a career in investment banking in 2019 to focus entirely on impact and sustainability. Mr. Berkenfeld is founder and principal of Ecotopia Consulting LLC and is primarily engaged in advising earlier stage, mission driven companies. Previously, Mr. Berkenfeld served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was complete and Managing Director in Investment Banking at Barclays where he served as senior sponsor of the Environmental and Social Impact Banking Initiative and was co-head of the firm’s Cleantech Initiative. Before joining Barclays in 2008, Steven spent over 21 years at Lehman Brothers in numerous roles, including Chief Investment Officer of the firm’s Private Equity Division. Steven is former chair of the board of the Sierra Club Foundation, and is a sponsor of several projects, and board member of several other organizations, focused on social impact and sustainability. He holds a J.D. from Columbia Law School and a Bachelor’s Degree from Cornell University.
In July 2020, an affiliate of our sponsor incorporated ACTC I, a blank check company incorporated for substantially similar purposes as ArcLight. ACTC I completed its initial public offering in September 2020, in which it sold a total of 27,750,000 units, each consisting of one Class A ordinary share of ACTC I and one-half
of one redeemable warrant to purchase one Class A ordinary share of ACTC I, for an offering price of $10.00 per unit, generating aggregate proceeds of $277.5 million. Mr. Erhard was the President and Chief Executive Officer of ACTC I and a director on ACTC I’s board of directors, Mr. Gatti was the Chief Financial Officer of ACTC I, Mr. Revers was the Chairman of the board of directors of ACTC I and Ms. Miller served as General Counsel of ACTC I, Mr. Harris, Dr. Lee, Mr. Berkenfeld and Mr. Goncher all served on ACTC I’s board of directors. On January 12, 2021, ACTC I announced that it had entered into a definitive agreement with Proterra Inc, a leading innovator in commercial vehicle electrification technology, to combine. The transaction closed in the first half of 2021. Upon the closing of the transaction, Proterra Inc began trading under the ticker symbol PTRA on the Nasdaq Capital Market.
With respect to the above, past performance of our management team (including with respect to ACTC I), ArcLight Capital and CAMS is not a guarantee of either (i) success with respect to any business combination that may be consummated, (ii) the ability to successfully identify and execute a transaction or (iii) the success of any business ultimately identified or acquired. You should not rely on the historical record of management, ArcLight Capital, CAMS or their respective affiliates as indicative of future performance. Past performance by our management team, ArcLight Capital and CAMS, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders. References to total amounts invested in across the energy infrastructure landscape and amounts invested in renewable energy infrastructure refer to the gross capital invested in such portfolio investments without reduction for any “recycled” distributions from such portfolio investments (e.g., sales or recapitalization proceeds from portfolio investments that have been distributed to the applicable fund by a portfolio company within approximately one year of the date of the investment). All capacity ratings presented herein are nominal ratings, which may differ from nameplate and/or seasonal ratings. Nominal ratings are the most typical representation of capacity and differ from nameplate and/or seasonal ratings, which are calculated based on defined conditions that vary (e.g., temperature and other inputs). For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”
Business Strategy
Our business strategy is to identify and complete an initial business combination that creates substantial long-term value for our shareholders. We believe our proposed business combination with OPAL Fuels is consistent with our business strategy. We will seek targets that we believe are market leaders in facilitating the transition of the energy industry toward decarbonization and sustainability and are positioned to generate long-term value and growing cash flows. We believe ArcLight Capital’s network of proprietary transaction sources and relationships, combined with its investment team’s deep experience in the renewable energy industry, will allow us to effectively and efficiently identify and evaluate potential opportunities for our initial business combination. In addition to ArcLight Capital’s network and expertise, we plan to leverage CAMS’ footprint and relationships with service providers, clients and counterparties, to extend our access to opportunities. We seek to:

•	capitalize on the wide opportunity set of companies driving the transition toward decarbonization and sustainability;

•	leverage our management team and sponsor’s wealth of knowledge of the renewable energy and transportation industry to identify promising subsectors and market-leading companies within them;

•	leverage the transactional experience of our management team and sponsor to effectuate a transaction;

•	utilize CAMS’ network and team of experts to identify and diligence targets, and potentially transform companies;

•	support and prepare potential targets to succeed as public companies and take advantage of unique opportunities offered by the public markets; and

•
support the combination target or targets at the board level, providing guidance on organic and accretive value creation opportunities to capitalize on the opportunities offered by the energy transition.

Acquisition Criteria
Consistent with our business strategy, we have established the following general criteria and guidelines to evaluate prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet all of these criteria and guidelines and may consider criteria and guidelines not set forth below. We intend to acquire a business or an entity that we believe:

•	exhibits, or has the potential to develop, fundamentally sound financial performance, with visibility into revenue and cash flow growth and relatively predictable future financial performance;

•
is an active market participant in the global development of the clean energy industry, continued decarbonization of the industrial, government and consumer spaces, and/or broader transition toward a sustainable economic model;

•	targets large addressable markets with long-term tailwinds and low risk of obsolescence;

•	has a defensible market position with differentiated product offerings, technology, assets, distribution channels, supply chain capabilities or other sustainable competitive advantages;

•	can serve as a platform for both organic and acquisitive growth;

•
is led by an experienced management team with a proven track record and complementary capabilities, or is open to enhancing the existing management team’s strengths with additional talent through our network; and

•	embraces the potential to utilize our industry experience, as well as our operating, strategic, financing and M&A capabilities to maximize the value to shareholders.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management and our sponsor may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on
Form 10-K,
would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.
In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process. This due diligence review process will be specific to the target business, but will include, among other things and to the extent relevant to the specific opportunity, a review of historical and projected financial and operating data, meetings with management and their financial sponsors, on-site
inspection of assets, discussions with customers, legal and environmental reviews and other reviews as we deem appropriate. We will also utilize our management team’s expertise and ArcLight Capital’s relationships and transaction execution abilities, as well as CAMS’ operational know-how
to evaluate operating and financial projections, and to determine the appropriate return expectations given the risk profile of the target business.
Competitive Strengths
We believe the sourcing, valuation, diligence and execution capabilities of our management team and the broader teams at ArcLight Capital and CAMS will provide us with a significant pipeline of opportunities from which to evaluate and select a target for an business combinations that will benefit from our extensive experience. Our proposed initial business combination with OPAL Fuels is an example of the opportunities our competitive strengths provide. Our competitive strengths include the following:

•	a management team and sponsor with a long track record of attaining opportunities through propriety transaction sources and a wide network of relationships;

•	a management team and sponsor with industry-leading experience in sectors focused on decarbonization;

•	a sponsor with an experienced and large investment team that will assist in all aspects of transaction execution;

•
a partnership with CAMS, which will provide extensive operational capabilities, market insights, and relationships built through extensive activities surrounding commercial and operational management of investments, acquisitions and divestitures;

•	flexible execution capabilities to structure customized and complex transactions that maximize shareholder value, mitigate risk and allocate resources efficiently for attractive returns; and

•	a sponsor with extensive capital raising experience and relationships with institutional capital providers.
Initial Business Combination
So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.
We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding shares, capital stock or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Other Considerations
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.
In addition, certain of our officers and directors presently have, and any of them in the future are expected to have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination because we do not currently anticipate any meaningful overlap of investment objectives. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company, and it is an opportunity that we are able to complete on a reasonable basis.
Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional IPO through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares or stock in the target business for our ArcLight Class A ordinary shares (or shares of a new holding company) or for a combination of our ArcLight Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical IPO. The typical IPO process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the IPO process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ArcLight Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates
did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
did not exceed $700 million as of the prior June 30.

Financial Position
As of December 31, 2021, in the Trust Account, we had approximately $311.2 million held in marketable securities, not taking into account payment of $10.9 million of deferred underwriting commissions. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ArcLight Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than the potential availability of the backstop arrangement with our sponsor and the PIPE Financing we entered into as part of our Business Combination, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Annual Report on
Form 10-K
and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account at the time of the closing of a transaction. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future are expected to have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•
Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our ArcLight Class A ordinary shares or public warrants may be reduced, and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of ArcLight Class A ordinary shares) following our mailing of a tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5
of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their ArcLight Class A ordinary shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was approximately $10.00 per public share as of December 31, 2021. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of the IPO. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of ArcLight Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (unless extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. The redemptions referred to herein shall take effect as repurchases under our amended and restated memorandum and articles of association, dated as of March 22, 2021.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ArcLight Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ArcLight Class A ordinary shares submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their ArcLight Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with ArcLight where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.
If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law being the affirmative vote of a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voting in favor of a business combination at a general meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 11,668,614, or 37.5% (assuming all issued and outstanding shares are voted), or 1,944,769, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 31,116,305 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of ArcLight Class A ordinary shares.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with
Rule 10b5-1
to purchase Class A ordinary shares in the open market, in order to comply with
Rule 14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms.
By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00, and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO.

Redemption of Public Shares and Liquidation If No Initial Business Combination
We have until March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association) to consummate an initial business combination. If we are unable to consummate an initial business combination by March 25, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association). Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares or private placement warrants they hold if we fail to consummate an initial business combination by March 25, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association).
Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our ArcLight Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to the rights of holders of our ArcLight Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds of the IPO held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share
redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors, the actual value of the per-share
redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. At December 31, 2021, we had access to up to $812,000 from the proceeds of the IPO and the sale of our private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from the Trust Account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.
If we file a bankruptcy or insolvency or an involuntary bankruptcy or insolvency is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency or an involuntary bankruptcy or insolvency is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our ArcLight Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our ArcLight Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their ArcLight Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO, with respect to such ArcLight Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 200 Clarendon Street, 55 th
Floor, Boston, MA 02116. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, ArcLight Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Annual Report on Form
10-K,
will contain financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition
.

Prior to the effectiveness of the registration statement of which the prospectus dated March 22, 2021 (the “prospectus”) forms a part, we filed a Registration Statement on
Form 8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
exceeds $700 million as of the prior June 30.

Legal Proceedings
On February 14, 2022, the Company received a demand letter from a purported shareholder of the Company claiming certain alleged material omissions in the registration statement on Form
S-4,
initially filed with the SEC on February 8, 2022, surrounding its planned transaction with OPAL Fuels. Additional demand letters may follow in the future. The Company specifically denies all allegations in the demand letter that any additional disclosure is required and believes this purported shareholder’s claim is without merit.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K
and the prospectus associated with our IPO, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the Proxy Statement/Prospectus initially filed by us on February 8, 2022.
Risks related to the Business Combination
The Business Combination Agreement and Business Combination are subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.
Even if the Business Combination Agreement is approved by the shareholders of ArcLight, certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction prohibiting or preventing the consummation of the transactions contemplated by the Business Combination Agreement, (ii) the effectiveness of this proxy statement/prospectus in accordance with the provisions of the Securities Act, registering the New OPAL Class A Common Stock to be issued in connection with the Business Combination (excluding that which will be issued to the OPAL Equityholders), (iii) OPAL Fuels’ and OPAL HoldCo’s approval (which was delivered concurrently with the signing of the Business Combination Agreement), (iv) the Aggregate Transaction Proceeds equaling no less than $225,000,000 and ArcLight having made arrangements for such amounts held in the Trust Account to be released from the Trust Account at the Closing, (v) the sum of all Unpaid ACT Expenses and all Unpaid ACT Liabilities (each as defined in the Business Combination Agreement) not exceeding $30,000,000, (vi) the conditional approval by Nasdaq of ArcLight’s initial listing application for the New OPAL Class A Common Stock to be issued in connection with the Business Combination, (vii) ArcLight having at least $5,000,001 of net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
of the Exchange Act) remaining immediately after the Closing, (viii) no material adverse effect having occurred and be continuing, (ix) as of the Closing, the effectiveness of each of the agreements ancillary to the Business Combination Agreement, and (x) the Domestication having been consummated on the Closing Date prior to the Closing in accordance with the Business Combination Agreement and a time-stamped copy of the certificate of domestication issued by the Secretary of State of the State of Delaware in relation to the Domestication having been delivered to OPAL Fuels. ArcLight and New OPAL may not satisfy all of the closing conditions in the Business Combination Agreement. If the closing conditions are not satisfied or waived, the Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause ArcLight and New OPAL to each lose some or all of the intended benefits of the Business Combination.
General Risk Factors
We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We were formed on January 13, 2021, incorporated under the laws of the Cayman Islands, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team (including with respect to ACTC I), ArcLight Capital and CAMS or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team (including with respect to ACTC I), ArcLight Capital, CAMS or their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team, ArcLight, CAMS or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management, ArcLight Capital and CAMS have no experience in operating special purpose acquisition companies.
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.
Please see the section entitled “Effecting Our Initial Business Combination — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders owned, on
an as-converted basis,
20% of our outstanding ordinary shares immediately following the completion of the IPO. Our sponsor and members of our management team also may, from time to time, purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law being the affirmative vote of a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voting in favor of a business combination at a general meeting. As a result, in addition to our initial shareholders’ founder shares, we would need 11,668,614, or 37.5% (assuming all issued and outstanding shares are voted), or 1,944,769, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 31,116,305 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission, and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
If we do not consummate an initial business combination by March 25, 2023, the public shareholders may be forced to wait until after March 25, 2023 before redemption from the Trust Account.
If we are unable to consummate our initial business combination by March 25, 2023 (as such date may be extended pursuant to our amended and restated memorandum and articles of association), we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. Any redemption of public shareholders from the Trust Account shall be affected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up,
liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with Cayman Islands law. In that case, investors may be forced to wait beyond March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association), before the redemption proceeds of the Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
The requirement that we consummate an initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease
(COVID-19)
a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The
COVID-19
outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The outbreak of
COVID-19
may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
If we are not able to complete the Business Combination with OPAL Fuels nor able to complete another business combination by March 25, 2023, in each case, as such date may be extended pursuant to our amended and restated memorandum and articles of association, we would cease all operations except for the purpose of winding up and we would redeem our ArcLight Class A ordinary shares and liquidate the Trust Account, in which case our public shareholders may only receive approximately $10.00 per share and our public warrants will expire worthless.
If we are not able to complete the Business Combination with OPAL Fuels nor able to complete another business combination by March 25, 2023, in each case, as such date may be extended pursuant to our amended and restated memorandum and articles of association, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest will be net of taxes payable), and (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.00 per share and our public warrants will expire worthless.
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.
In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of ArcLight Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business — Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our ArcLight Class A ordinary shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those ArcLight Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our ArcLight Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to the rights of holders of our ArcLight Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by March 25, 2023 (unless such date is extended in accordance with amended and restated memorandum and articles of association), subject to applicable law and as further described herein. Public shareholders who redeem their ArcLight Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association), with respect to such ArcLight Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, ArcLight Class A ordinary shares and warrants, are currently listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).
Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.
For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We may not be able to meet those listing requirements at that time.
If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that ArcLight Class A ordinary shares are a “penny stock” which will require brokers trading in ArcLight Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and ArcLight Class A ordinary shares and warrants are listed on Nasdaq, our units, ArcLight Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 upon the completion of our IPO and the sale of the private placement warrants and have filed a Current Report on
Form 8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of ArcLight Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of ArcLight Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination, and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the 24 months from the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
As of December 31, 2021, we had approximately $812,000 in cash held outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months from the closing of the IPO (as such date may be extended pursuant to our amended and restated memorandum and articles of association); however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team, nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share.
Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. Furthermore, requiring targets to execute a trust waiver may be a deterrent. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our IPO, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount

received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.
Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.
During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency or an involuntary bankruptcy or insolvency is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency or an involuntary bankruptcy or insolvency is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency or an involuntary bankruptcy or insolvency is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency or an involuntary bankruptcy or insolvency is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our IPO, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we do not consummate an initial business combination by March 25, 2023, our public shareholders may be forced to wait until after March 25, 2023 before redemption from the Trust Account.
If we are unable to consummate our initial business combination by March 25, 2023 (as such date may be extended pursuant to our amended and restated memorandum and articles of association), we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. Any redemption of public shareholders from the Trust Account shall be affected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up,
liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with Cayman Islands law. In that case, investors may be forced to wait beyond March 25, 2023 (unless such date is extended in accordance with our amended and restated memorandum and articles of association), before the redemption proceeds of the Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting until after the consummation of our initial business combination.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end, following our listing on Nasdaq, which is December 31, 2022. As an exempted company, there is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes, with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of ArcLight Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.
We are not registering the ArcLight Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants, while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the ArcLight Class A ordinary shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the ArcLight Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.
The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ArcLight Class A ordinary shares.
Pursuant to agreement registration and shareholder rights agreement, our sponsor and its permitted transferees can demand that we register the resale of the ArcLight Class A ordinary shares into which founder shares are convertible, the private placement warrants and the ArcLight Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the ArcLight Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ArcLight Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional ArcLight Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue ArcLight Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association will authorize the issuance of up to 500,000,000 ArcLight Class A ordinary shares, par value $0.0001 per share, 50,000,000 ArcLight Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 468,883,695 and
42,220,924
authorized but unissued ArcLight Class A ordinary shares and ArcLight Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the ArcLight Class B ordinary shares, if any. The ArcLight Class B ordinary shares are automatically convertible into ArcLight Class A ordinary shares (which such ArcLight Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.
We may issue a substantial number of additional ArcLight Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue ArcLight Class A ordinary shares or upon conversion of the ArcLight Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of our investors, which dilution would increase if the anti-dilution provisions in the ArcLight Class B ordinary shares resulted in the issuance of ArcLight Class A ordinary shares on a greater than one-to-one
basis upon conversion of the ArcLight Class B ordinary shares;

•	may subordinate the rights of holders of ArcLight Class A ordinary shares if preference shares are issued with rights senior to those afforded our ArcLight Class A ordinary shares;

•
could cause a change in control if a substantial number of ArcLight Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, ArcLight Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
Unlike some other similarly structured blank check companies, our sponsor will receive additional ArcLight Class A ordinary shares if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into ArcLight Class A ordinary shares (which such ArcLight Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of ArcLight Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our IPO, plus (ii) the total number of ArcLight Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by ArcLight in connection with or in relation to the consummation of the initial business combination, excluding any ArcLight Class A ordinary shares or equity-linked securities exercisable for or convertible into ArcLight Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the ArcLight Class B ordinary shares convert into ArcLight Class A ordinary shares at a rate of less than one-to-one.
This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, ArcLight Class A ordinary shares or warrants, who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances, the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.
We are dependent upon our executive officers and directors, and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers.
The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholders rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report on
Form 10-K
entitled “Contractual Obligations — Registration and Shareholder Rights.”
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and many of them in the future are expected to have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and many of them in the future are expected to have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our directors and officers affiliated with ArcLight may in particular have conflicts with funds affiliated with ArcLight, including ArcLight’s most recent flagship fund, ArcLight Energy Partners Fund VII, L.P., which closed in January 2020 with approximately $3.4 billion of commitments, and/or other funds or investment vehicles formed by ArcLight in the future. While these other funds and investment vehicles are not expected to pursue investment objectives identical to ours, in certain circumstances investment objectives may overlap and these conflicts may not be resolved in our favor; a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders, which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Effecting Our Initial Business Combination — Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after this offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On January 20, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On March 22, 2021, we effected a share capitalization resulting in an aggregate of 7,906,250 founder shares issued and outstanding. The sponsor agreed to forfeit up to an aggregate of 1,031,250 founder shares to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the founder shares will represent 20% of our issued and outstanding shares after the IPO. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 units, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 127,174 founder shares were forfeited by the sponsor upon the expiration of the over-allotment option. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 9,223,261 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our IPO. As such, our sponsor’s interest in this transaction was valued at $9,223,261. If we do not consummate an initial business within 24 months (or 30 months, as applicable) from the closing of the IPO, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
(or 30 months, as applicable) anniversary of the closing of the IPO nears, which is the deadline for our consummation of an initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share
amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our IPO and the sale of the private placement warrants provided us with up to $300,284,764 that we may use to complete our initial business combination (after taking into account the $10,890,707 of deferred underwriting commissions being held in the Trust Account and the estimated non-reimbursed
expenses of our IPO).
We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new ArcLight Class A ordinary shares in exchange for all of the outstanding shares, capital stock or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ArcLight Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ArcLight Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed, or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ArcLight Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ArcLight Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association

(A) that would modify the substance or timing of our obligation to provide holders of our ArcLight Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our ArcLight Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our IPO, we would register, or seek an exemption from registration for, the affected securities.
The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our ArcLight Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of the Business Combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our IPO and the placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds
of our ordinary shares who attend (in person or by proxy) and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds
of the holders of our ArcLight ordinary shares who attend (in person or by proxy) and vote at our general meeting which shall include the affirmative vote of a simple majority of our ArcLight Class B ordinary shares. ArcLight’s sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted
basis, 20% of our issued and outstanding ArcLight Class A ordinary shares upon the closing of the IPO, will participate in any vote to amend the amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of the amended and restated memorandum and articles of association which govern our pre-Business
Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete the Business Combination with which you may not agree. Our shareholders may pursue remedies against us for any breach of the amended and restated memorandum and articles of association.
Our sponsor, executive officers and directors agreed, pursuant to agreements with us, that they will not propose any amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our ArcLight Class A ordinary shares the right to have their shares redeemed in connection with an initial business combination or to redeem 100% of our ArcLight Class A ordinary shares if we do not complete our initial business combination within 24 months (unless such date is extended in accordance with the amended and restated memorandum and articles of association) from the closing of the IPO or (B) with respect to any other provision relation to the rights of holders of ArcLight Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their ArcLight Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

If the net proceeds of our IPO not being held in the Trust Account are insufficient to allow us to operate through March 25, 2023, and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, and our warrants will expire worthless.
As of December 31, 2021, we had cash of approximately $812,000 million held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2021, we had total current liabilities of approximately $113,000. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until March 25, 2023, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or other third parties to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of the public shares and the ArcLight public warrants will expire worthless.
Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Upon closing of our IPO, our sponsor owns, on an
as-converted
basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any of our securities in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our ArcLight Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in ArcLight’s IPO prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ArcLight ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding ArcLight public warrants is required to make any change that adversely affects the interests of the registered holders of ArcLight public warrants. Accordingly, we may amend the terms of the ArcLight public warrants in a manner adverse to the holder if the holders of at least 50% of the then-outstanding ArcLight public warrants approve of such amendment and, solely with respect to any amendment to the terms of the ArcLight private placement warrants or any provision of the warrant agreement with respect to the ArcLight private placement warrants, 50% of the number of the then-outstanding ArcLight private placement warrants. Although our ability to amend the terms of the ArcLight public warrants with the consent of at least 50% of the then outstanding ArcLight public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of ArcLight Class A ordinary shares purchasable upon exercise of a warrant.
Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
that the closing price of ArcLight Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price thereof at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that the closing price of ArcLight Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of ArcLight Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 ArcLight Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us as (except as set forth under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per ArcLight Class A ordinary share equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.
Our warrants may have an adverse effect on the market price of our ArcLight Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We issued ArcLight public warrants to purchase 6,223,261 of our ArcLight Class A ordinary shares as part of the units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 9,223,261 ArcLight private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,00 of such loans into up to. Subsequently, we issued and sold an additional 3,616,305 units pursuant to the underwriter’s partial exercise of the over-allotment option at a price of $10.00 per unit.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because each unit contains
one-fifth
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-fifth
of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of ArcLight Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike some blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per ArcLight Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the Trust Account are invested in direct U.S. Treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market

Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the U.S. In the event that ArcLight is unable to complete the Business Combination, another initial business combination or make certain amendments to the amended and restated memorandum and articles of association, ArcLight’s public shareholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case ArcLight is unable to complete the Business Combination, $100,000 of interest). Very low or negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per ArcLight Class A ordinary share.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statements disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on

Form 10-K

for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the

Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for ArcLight Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination, only holders of ArcLight Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
After completion of our IPO, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located, could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and, if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive offices are located at 200 Clarendon Street, 55 th
Floor, Boston, MA 02116, and our telephone number is (617)
531-6300.
The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
On February 14, 2022, the Company received a demand letter from a purported shareholder of the Company claiming certain alleged material omissions in the registration statement on Form
S-4,
initially filed with the SEC on February 8, 2022, surrounding its planned transaction with OPAL Fuels. Additional demand letters may follow in the future. The Company specifically denies all allegations in the demand letter that any additional disclosure is required and believes this purported shareholder’s claim is without merit.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information
Our units, Class A ordinary shares and warrants are each traded on NASDAQ under the symbol “ACTDU”, “ACTD” and “ACTDW” respectively. Our units commenced public trading on March 23, 2021. Our Class A ordinary shares and warrants began separate trading on May 13, 2021.

(b)	Holders
On December 31, 2021, there was one holder of record for our units, one holder of record for our Class A ordinary shares, five holders of our Class B ordinary shares and two holders of record of our warrants.

(c)	Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Performance Graph
Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On January 20, 2021, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 2, 2021, our sponsor transferred 35,000 Founder Shares to each of Arno Harris,
Ja-Chin
Audrey Lee, Brian Goncher and Steven Berkenfeld, our independent director nominees. On March 22, 2021, the company effected a share capitalization resulting in an aggregate of 7,906,250 Founder Shares issued and outstanding. On March 25, 2021, our sponsor irrevocably surrendered to us for cancellation and for nil consideration 127,174 Class B ordinary shares resulting in 7,779,076 Class B ordinary shares outstanding. The total number of Class B ordinary shares outstanding after our IPO and the expiration of the underwriters’ option to purchase additional units equaled 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding at such time. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one
basis, subject to adjustment, as described in the prospectus.
Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the company’s sponsor in connection with our IPO.

Our sponsor purchased an aggregate of 9,223,261 private placement warrants, each exercisable to purchase one ordinary share at $1.00 per share, subject to adjustment, at a price of $11.50 per warrant, in a private placement that closed simultaneously with the closing of our IPO. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “company,” “our,” “us” or “we” refer to ArcLight Clean Transition Corp. II. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on January 13, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”), that we have not yet to finalize. Our sponsor is ArcLight CTC Holdings II, L.P., a Delaware limited partnership.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $311.2 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 25, 2023 (unless such date is extended in accordance with the Company’s amended and restated memorandum and articles of association) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Proposed Business Combination
On December 2, 2021, the Company, Opal HoldCo LLC, a Delaware limited liability company (“
Opal HoldCo
”), and Opal Fuels LLC, a Delaware limited liability company (“
Opal Fuels
”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “
Business Combination Agreement
”).
The Business Combination Agreement and the transactions contemplated thereby (collectively, the “
Business Combination
”) were unanimously approved by the boards of directors of each of the Company and Opal and also approved by Opal Holdco, the sole member of Opal Fuels. The Business Combination Agreement provides for, among other things, the following transactions: (i) each outstanding Class B ordinary share, par value $0.0001 per share, of the Company will convert into one Class A ordinary share, par value $0.0001 per share, of the Company; (ii) the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “
Domestication
”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Opal Fuels Inc.” (“
New Opal
”), (B) each outstanding Class A ordinary share of the Company will become one share of Class A common stock, par value $0.0001 per share, of New Opal (the “
New Opal Class
 A Common Stock
”), (C) each outstanding warrant to purchase one Class A ordinary share of the Company will become a warrant to purchase one share of New Opal Class A common stock and (D) New Opal will file its certificate of incorporation and adopt bylaws to serve as its governing documents in connection with the Domestication; and (iii) (A) Opal Fuels will cause its existing limited liability company agreement to be amended and restated, (B) Opal Fuels will cause all of its limited liability company interests existing immediately prior to the closing of the Business Combination (the “
Closing
”)
to be re-classified into a
number of common units (collectively, the “
Opal Units
”) based
on a pre-transaction equity value
for Opal equal to $1,501,870,000, less all principal and accrued interest outstanding immediately after the Closing pursuant to that certain convertible promissory note, dated as of May 1, 2021 (as amended, including that certain First Amendment to Convertible Note, dated November 29, 2021”), held by ARCC Beacon LLC, a Delaware limited liability company (“
Ares
”), (C) the Company will contribute the (x) the amount of cash in the
Trust Account
established by the Company with the proceeds from its initial public offering as of immediately prior to the Closing (and before, for the avoidance of doubt, giving effect to the exercise of redemption rights by any of the Company’s shareholders (the “
Public Share Redemptions
”)), minus (y) the aggregate amount of cash required to fund the ACT Share Redemptions and any other obligations to be funded from the Trust Account, plus (z) the aggregate cash proceeds actually received in respect of the PIPE Investment (as defined below) and (E) New Opal will issue to Opal Fuels, and Opal Fuels will in turn distribute to Opal HoldCo and Hillman RNG Investments, LLC (“
Hillman
”) a number of shares of Class D common stock, par value $0.0001 per share, of New Opal (the “
New Opal Class
 D Common Stock
”), and distribute to Ares (together with Opal HoldCo and Hillman, collectively, the “
Opal Equityholders
”) shares of Class B common stock, par value $0.0001 per share, of New Opal (the “
New Opal Class
 B Common Stock
”) (neither of which will have any economic value but will entitle the holder thereof to five votes per share or one vote per share, respectively), equal to the number of Opal Units held by each of the Opal Equityholders.
In addition, if New Opal’s annual EBITDA for the calendar year 2023 exceeds $238,000,000 (the “
First Earnout Triggering Event
”), New Opal will issue to Opal HoldCo, Ares and Hillman (collectively, the “
Earnout Participants
”) an aggregate of 5,000,000 shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “
First Earnout Tranche
”) in accordance with the allocations set forth in the Business Combination Agreement. Additionally, if New Opal’s annual EBITDA for the calendar year 2024 exceeds $446,000,000 (the “
Second Earnout Triggering Event
”), New Opal will issue to the Earnout Participants an aggregate of 5,000,000 additional shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “
Second Earnout Tranche
”) in accordance with the allocations set forth in the Business Combination Agreement. In the event that the First Earnout Triggering Event does not occur but the Second Earnout Triggering Event does occur, New Opal will be obligated to issue both the First Earnout Tranche and the Second Earnout Tranche upon the occurrence of the Second Earnout Triggering Event.
The Business Combination is expected to close late in the first half of 2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.
PIPE Financing (Private Placement)
Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “
Subscription Agreements
”) with certain investors, including, among others, an affiliate of the Company, as well as additional third-party investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, immediately prior to the Closing, an aggregate of 12,500,000 shares of the Company’s common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $125,000,000 (the “
PIPE Investment
”).
The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Investment certain customary registration rights.
Investor Rights Agreement
The Business Combination Agreement contemplates that, at the Closing, Opal Fuels, Ares, Hillman and the Class B Shareholders (collectively the “
New Opal Holders
”) will enter into an Investor Rights Agreement (the “
Investor Rights Agreement
”), pursuant to which, among other things, (i) the Company and the Company’s sponsor will agree to terminate the Registration and Shareholder Rights Agreement, dated as of March 25, 2021, entered into by them in connection with the Company’s initial public offering, (ii) New Opal will provide the New Opal Holders certain registration rights with respect to certain shares of New Opal Class A common stock held by them or otherwise issuable to them pursuant to the Business Combination Agreement, Second A&R LLC Agreement or the certificate of incorporation of New Opal and (iii) the New Opal Holders will agree not to transfer, sell, assign or otherwise dispose of their shares of New Opal Class A common stock for up to 180 days following the Closing, subject to certain exceptions.

Results of Operations
Our entire activity since inception through December 31, 2021 relates to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents and non-operating
income in the form of interest and investment income on investments held in Trust Account from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the period from January 13, 2021 (inception) through December 31, 2021, we had a net loss of approximately $16.2 million from changes in the value of derivative warrant liabilities of approximately $10.8 million, approximately $4.9 million in general and administrative costs and financing costs attributable to the warrant liabilities of approximately $463,000, partially offset by a gain of approximately $12,000 on investments held in Trust Account.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $812,000 in our operating bank account and working capital of approximately $1.4 million.
Our liquidity needs up to December 31, 2021 had been satisfied through a payment of $25,000 from the sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), a loan under a promissory note from our sponsor of approximately $172,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide the Company with Working Capital Loans. To date, there are no amounts outstanding under any Working Capital Loans.
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
We continue to evaluate the impact of the
COVID-19
pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an administrative services agreement to pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to us (see “
Administrative Services Agreement” below)
.

Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we will register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day option
from the date of the prospectus to purchase up to 4,125,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units. The remaining unexercised over-allotment option expired at the conclusion of the 45-day option period.
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $6.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.9 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Administrative Services Agreement
On March 25, 2021, we entered into an agreement that provided that, commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the sponsor $10,000 per month for office space, secretarial and administrative services provided to us. We incurred $100,000 in expenses in connection with such services for the period from January 13, 2021 (inception) ended December 31, 2021 as reflected in the accompanying statements of operations.
In addition, the sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.
Deferred Legal Fees
We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of December 31, 2021, the Company recorded an aggregate of approximately $4.0 million in connection with such arrangement as deferred legal fees in the accompanying balance sheet.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 31,116,305 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
at the end of each reporting period.
The warrants issued in our Initial Public Offering and the underwriters’ exercise of their overallotment option and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Investments Held in Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Net loss per ordinary shares
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period January 13, 2021 (inception) through December 31, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8. Financial Statements and Supplementary Data
Reference is made to Pages
F-1
through F-22, comprising a portion of this Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2021, as such, the term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 25, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel R. Revers	59	Chairman
Jake F. Erhard	47	President and Chief Executive Officer
Marco F. Gatti	38	Chief Financial Officer
Christine M. Miller	51	General Counsel
Arno Harris	52	Director
Ja-Chin Audrey Lee	43	Director
Brian Goncher	65	Director
Steven Berkenfeld	62	Director
Daniel R. Revers, 59,

has served as our Chairman since March of 2021. Mr. Revers is the founder of ArcLight Capital and has 30 years of energy finance and private equity experience. Mr. Revers is responsible for overall investment, asset management, strategic planning, and operations of ArcLight Capital and its funds. Previously, Mr. Revers served as the Chairman of the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed and was previously a director at American Midstream Partners, L.P. and JP Energy Partners, L.P. Prior to forming ArcLight Capital in 2001, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services, a private insurance and financial services firm, where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, where he specialized in the development, acquisition, and financing of domestic and international power and energy projects. Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.
Jake F. Erhard, 47,

has served as our President and Chief Executive Officer since January of 2021, and Director since March of 2021. Mr. Erhard is also a Partner and Head of ESG at ArcLight Capital, where he has worked in various leadership positions since September 2001. Mr. Erhard has 20 years of energy finance and private equity experience. Mr. Erhard previously served as a director of Proterra Inc (Nasdaq: PTRA) from June 2021 until December 2021 and served as President, Chief Executive Officer and Director of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed and was previously a director at American Midstream Partners, L.P., Buckeye Partners, LP, and JP Energy Partners, L.P. Prior to joining ArcLight, Mr. Erhard was an Analyst at the investment banking firm Schroder Wertheim, where he focused on mergers and acquisitions. Mr. Erhard earned a Bachelor of Arts in Economics from Princeton University and a Juris Doctor from Harvard Law School.
Marco F. Gatti, 38,

has served as our Chief Financial Officer since January of 2021. Mr. Gatti joined ArcLight Capital in 2018 and has 11 years of energy and private equity experience. Previously, Mr. Gatti served as the Chief Financial Officer of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. Prior to joining ArcLight Capital, Mr. Gatti spent five years as a Vice President in the Energy group at Warburg Pincus, where he focused on the sourcing, execution and portfolio management of equity investments in the energy and heavy industry sectors. Prior to joining Warburg Pincus in 2013, Mr. Gatti worked at Bain Capital, McKinsey & Company and Praxair between 2007 and 2012. Mr. Gatti earned a Master of Business Administration from the Wharton School of the University of Pennsylvania, a Master of Science in Mechanical Engineering from the University of Minnesota and a Bachelor of Science in Mechanical Engineering from Politecnico di Milano.

Christine M. Miller, 51,

has served as our General Counsel since January of 2021. Ms. Miller joined ArcLight Capital in 2004 and has 23 years of legal experience in the areas of investment transactions and fund operations, with 21 years specific to energy finance and private equity. Previously, Ms. Miller served as General Counsel of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. Prior to joining ArcLight Capital, she was Counsel in John Hancock’s Investment Law Division, where she represented investment managers and advised institutional investors in purchasing private debt and equity securities. Ms. Miller earned a Bachelor of Arts in Political Science from the University of Massachusetts at Amherst and a Juris Doctor from Boston University School of Law.
Arno Harris, 52
, has served on our board of directors since March of 2021. Mr. Harris has spent the last 25 years starting and growing successful businesses in high technology, clean energy and electric mobility. Previously, Mr. Harris served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. He now advises startups and growth companies, helping them to raise capital and achieve scale. In addition to his advisory work, Mr. Harris serves as an independent director for Pacific Gas & Electric Company (NYSE:PCG), California’s largest investor-owned utility, and Azure Power Global Limited (NYSE:AZRE), India’s leading solar developer with almost 2GW of operating assets and over 5GW in development. Between 2006 and 2015, Mr. Harris was the founder, CEO and chair of Recurrent Energy, one of North America’s largest solar project developers. Prior to Recurrent Energy, Mr. Harris was the founder and CEO of Prevalent Power, one of California’s fastest growing commercial solar project developers. Mr. Harris earned a Bachelor of Arts from the University of California Berkeley.
Dr.
 Ja-Chin

Audrey Lee, 43,

has served on our board of directors since March of 2021. Dr. Lee has almost 20 years of experience in clean energy and currently serves as Senior Director, Energy Strategy at Microsoft (NASDAQ: MSFT). Previously, Dr. Lee served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed and served as Vice President of Energy Services at Sunrun Inc (NASDAQ: RUN) from 2017 to 2020. Prior to Sunrun, she served as Vice President of Analytics and Design at Advanced Microgrid Solutions from 2014 to 2017. Before her role at Advanced Microgrid Solutions, Dr. Lee was appointed by the Governor as Advisor to the President of the California Public Utilities Commission from 2011 to 2014, where she led the approval of first-in-the-nation rules

on customer energy data. Dr. Lee serves on the board of Gridworks, a non-profit that

convenes, educates and empowers stakeholders to decarbonize electricity grids. She previously served on the board of Pinnacle Engines from 2020 to 2021, commercializing advanced engines for reduced petroleum usage and greenhouse gas emissions. Dr. Lee also serves on the board of Redaptive, an

Efficiency-as-a-Service tool

for commercial and industrial customers and is an advisory board member of CelerateX. She volunteered as

Co-Chair and

Co-Founder of

Clean Energy for Biden. Dr. Lee earned her Ph.D. and M.S. in Electrical Engineering from Princeton University and her B.S. in Applied Physics from the California Institute of Technology.
Brian Goncher, 65
, has served on our board of directors since March of 2021. Mr. Goncher has more than 42 years of experience in finance, management and consulting. Previously, Mr. Goncher served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed. Mr. Goncher was a Managing Director at Deloitte until 2019, where he created and led their Energy Tech Practice. Before Deloitte, Mr. Goncher was a venture capitalist at Frontier Ventures between 1997 and 2000, and Crystal Ventures between 2000 and 2003 where he invested in technology companies. In addition, between 1990 and 1996, Mr. Goncher created and led the Emerging Company Services Group at Coopers & Lybrand (now part of PwC). He provided financial and strategic consulting services to tech startups. Earlier in his career, Mr. Goncher was the founder/CFO of several technology-enabled startups and a Corporate Banking Officer at Bank of America. Mr. Goncher earned a BS in Economics and MBA in Finance from the University of Chicago.
Steven Berkenfeld, 62
, has served on our board of directors since March of 2021. After 33 years, Mr. Berkenfeld retired from a career in investment banking in 2019 to focus entirely on impact and sustainability. Steven is founder and principal of Ecotopia Consulting LLC. and is primarily engaged in advising earlier stage, mission driven companies. Previously, Mr. Berkenfeld served on the board of directors of ACTC I (Nasdaq: ACTC) from September 2020 to June 2021 when the ACTC I Business Combination was completed and Managing Director in Investment Banking at Barclays where he served as senior sponsor of the Environmental and Social Impact Banking Initiative and was

co-head

of the firm’s Cleantech Initiative. Before joining Barclays in 2008, Steven spent over 21 years at Lehman Brothers in numerous roles including Chief Investment Officer of the firm’s Private Equity Division. Steven is former chair of the board of the Sierra Club Foundation, and is a sponsor of several projects, and board member of several other organizations, focused on social impact and sustainability. He holds a J.D. from Columbia Law School and a Bachelor’s Degree from Cornell University.

Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Steven Berkenfeld and Jake F. Erhard, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Brian Goncher and Daniel R. Revers, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of
Ja-Chin
Audrey Lee and Arno Harris, will expire at our third annual general meeting.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Pursuant to an agreement entered into at the closing of our IPO, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship with the Company which in the opinion of our board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Arno Harris, Brian Goncher,
Ja-Chin
Audrey Lee and Steven Berkenfeld are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee
Our board of directors established an audit committee. Brian Goncher, Steven Berkenfeld and Arno Harris serve as members of our audit committee. Our board of directors has determined that each of Brian Goncher, Steven Berkenfeld and Arno Harris are independent under Nasdaq listing standards and applicable SEC rules. Brian Goncher serves as the chair of the audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Brian Goncher, Steven Berkenfeld and Arno Harris each qualify as an “audit committee financial expert” as defined in applicable SEC rules.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our IPO; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors with the interested director or directors abstaining from such review and approval.

Nominating Committee
Our board of directors has established a nominating committee. The members of our nominating committee are Steven Berkenfeld,
Ja-Chin
Audrey Lee and Arno Harris, and Steven Berkenfeld serves as chair of the nominating committee. Under Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Steven Berkenfeld,
Ja-Chin
Audrey Lee and Arno Harris are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to our board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
Our board of directors has established a compensation committee. The members of our compensation committee are
Ja-Chin
Audrey Lee, Arno Harris and Brian Goncher, and
Ja-Chin
Audrey Lee serves as chair of the compensation committee.
Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of
Ja-Chin
Audrey Lee, Arno Harris and Brian Goncher are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s, Chief Financial Officer’s and Chief Operating Officer’s, evaluating our President’s, Chief Financial Officer’s and Chief Operating Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Operating Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict, and this includes a duty not to engage in self-dealing or to otherwise benefit as a result of their position. However, in some instances, what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided
that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future are expected to have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination because we do not currently anticipate any meaningful overlap of investment objectives. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Daniel R. Revers	ArcLight Capital Partners, LLC(1)	Private Equity	Founder and Managing Partner
	Dartmouth College, Tuck School of Business	Education	Director

Jake F. Erhard	ArcLight Capital Partners, LLC	Private Equity	Partner

Marco F. Gatti	ArcLight Capital Partners, LLC	Private Equity	Managing Director

Christine M. Miller	ArcLight Capital Partners, LLC	Private Equity	Associate General Counsel

Arno Harris	Azure Power Global Limited	Renewable Energy	Director
	Pacific Gas & Electric Company	Electric & Gas Utility	Director

Ja-Chin Audrey Lee	Gridworks	Non-profit	Director
	Pinnacle Engines, Inc.	Technology Development	Director
	Kevala, Inc.	Software and Services	Chief Commercial Officer
	Microsoft	Technology	Senior Director, Energy Strategy
	Redaptive Inc.	Renewable Energy	Director

Steven Berkenfeld	Svante	Renewable Energy	Director
	Preserve	Sustainable Consumer Products	Director
	alphaDIRECT Group LLC	Equity Research	Director
	Green City Force	Non-profit	Board Chair
	The Clean Fight New York	Non-profit	Director

(1)	Includes certain of its funds, other affiliates and portfolio companies.

Shareholders should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares prior to the date of the prospectus and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 30 months, as applicable) from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination.

Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on NASDAQ, we have reimbursed an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.
We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.
If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law being the affirmative vote of a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voting in favor of a business combination at a general meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 9, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5 % of our issued and outstanding ordinary shares;

•	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on
Form 10-K.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)		Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
ArcLight CTC Holdings, L.P. (our sponsor) (3)	7,639,076	98.2%		—	—	19.6%
Adage Capital Partners, L.P. and affiliates (4)	—	—		1,313,400	4.2%	3.4%
Entities affiliated with Citadel Advisors, LLC (5)	—	—		1,459,026	4.7%	3.8%
Integrated Core Strategies (US) LLC (6)	—	—		1,374,706	4.4%	3.5
Daniel R. Revers (3)	—	—		—	—	—
Arno Harris	35,000		*	—	—	*
Ja-Chin Audrey Lee	35,000		*	—	—	*
Brian Goncher	35,000		*	—	—	*
Steven Berkenfeld	35,000		*	—	—	*
All officers and directors as a group (five individuals)	140,000	1.8%		—	—	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Clarendon Street, 55 th Floor, Boston, MA 02116.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”

(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Daniel R. Revers.
(4)
Represents of 1,313,400 ArcLight Class A ordinary shares beneficially held by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson (“Mr. Atchinson”) and Phillip Gross (“Mr. Gross”), based solely on the Schedule 13G filed jointly by ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross with the SEC on February 10, 2022. The business address of each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)
Based solely on the Schedule 13G filed on February 14, 2022, Kenneth Griffin has voting and dispositive power over 1,466,118 shares of ArcLight Class A ordinary shares, of which each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC shares voting and dispositive power over 1,466,118 of ArcLight Class A ordinary shares and Citadel Securities LLC, CALC IV LP and Citadel Securities GP LLC shares voting and dispositive power over 7,092 ArcLight Class A ordinary shares. The address of the entities and individuals mentioned in this footnote is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(6)
Beneficial ownership of 1,374,706 shares of ArcLight Class A ordinary shares is based on ownership as set forth in the Schedule 13G filed by Integrated Core Strategies (US) LLC, Riverview Group LLC, ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander on December 10, 2021. The address for the foregoing reporting persons is 399 Park Avenue, New York, New York 10022.

Immediately after our IPO, our initial shareholders beneficially owned 20% of the then-issued and outstanding ordinary shares (assuming they do not purchase any units in our IPO) and will have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including our initial business combination.
Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.
Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.
Transfers of Founder Shares and Private Placement Warrants
The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up
provisions in the agreement entered into by our sponsor and management team. Our sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of our initial business combination and (b) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The private placement warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to the completion of our initial business combination;
provided
, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.
Changes in Control
None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Founder Shares
On January 20, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the IPO. On February 2, 2021, our sponsor transferred 35,000 founder shares to each of Arno Harris,
Ja-Chin
Audrey Lee, Brian Goncher and Steven Berkenfeld, our independent director nominees. Up to 937,500 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ exercised their over-allotment option in connection with the IPO. On December 10, 2021, the option to exercise the remaining over-allotment balance expired and 127,174 Class B ordinary shares were forfeited, resulting in an aggregate of 7,779,076 Class B ordinary shares issued and outstanding. The founder shares (including the ArcLight Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor purchased an aggregate of 9,223,261 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our IPO. As such, our sponsor’s interest in this transaction was valued at $9,223,261. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
As more fully discussed in the section of this Annual Report on
Form 10-K
entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at 200 Clarendon Street, 55 th
Floor, Boston, MA 02116. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We entered into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any), and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report on
Form 10-K
entitled “Description of Securities — Registration and Shareholder Rights.”
Policy for Approval of Related Party Transactions
The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation
S-K
as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.
ITEM 14. Principal Accounting Fees and Services
The following is a summary of fees paid to Marcum LLP, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period January 13, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $84,718.
Audit-Related Fees
. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attesting services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period January 13, 2021 (inception) through December 31, 2021.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the period January 13, 2021 (inception) through December 31, 2021.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the period January 13, 2021 (inception) through December 31, 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 2, 2021, by and among ArcLight, Opal HoldCo and Opal Fuels.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Class A Ordinary Share Certificate.(3)

4.3	Specimen Warrant Certificate.(3)

4.4	Warrant Agreement, dated March 25, 2021 between Continental Stock Transfer & Trust Company and the Company.(2)

4.5	Description of Registrant’s Securities*

10.1	Sponsor Letter Agreement, dated as of December 2, 2021, by and among Opal Fuels, ArcLight, ArcLight Sponsor and the other parties thereto.(1)

10.2	Administrative Services Agreement between the Company and the Sponsor. (2)

10.3	Promissory Note, dated as of January 20, 2021, between the Registrant and the Sponsor.(3)

10.4	Securities Subscription Agreement, dated January 20, 2021, between the Registrant and the Sponsor.(3)

10.5	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (2)

10.6	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)

10.7	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(2)

10.8	Form of Subscription Agreement.(1)

10.9	Form of Investor Rights Agreement.(1)

14.1	Code of Ethics*

21	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the registrants Current Report on Form 8-K, filed with the SEC on December 2, 2021
(2)	Incorporated by reference to the registrants Current Report on Form 8-K, filed with the SEC on March 26, 2021
(3)	Incorporated by reference to the registrants Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 8, 2021
ITEM 16. FORM
10-K
SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCLIGHT CLEAN TRANSITION CORP.

/s/ Jake F. Erhard
Name: Jake F. Erhard
Title: Chief Executive Officer
March 9, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel R. Revers Daniel R. Revers	Chairman	March 9, 2022

/s/ Jake F. Erhard Jake F. Erhard	Chief Executive Officer and Director ( Principal Executive Officer )	March 9, 2022

/s/ Marco F. Gatti Marco F. Gatti	Chief Financial Officer ( Principal Financial and Accounting Officer )	March 9, 2022

/s/ Brian Goncher Brian Goncher	Director	March 9, 2022

/s/ Ja-Chin Audrey Lee Ja-Chin Audrey Lee	Director	March 9, 2022

/s/ Steven Berkenfeld Steven Berkenfeld	Director	March 9, 2022

/s/ Arno Harris Arno Harris	Director	March 9, 2022

ARCLIGHT CLEAN TRANSITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID# 688)	F-2

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
ArcLight Clean Transition Corp. II
Opinion on the Financial
Statements
We have audited the accompanying balance sheet of ArcLight Clean Transition Corp. II (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Hartford, CT
March 9
, 2022

ARCLIGHT CLEAN TRANSITION CORP. II
BALANCE SHEET
DECEMBER 31, 2021

Assets
Current assets:
Cash	$811,526
Prepaid expenses	701,663

Total current assets	1,513,189
Other assets	159,954
Investments held in Trust Account	311,175,471

Total Assets	$312,848,614

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$18,764
Accrued expenses	94,497

Total current liabilities	113,261
Deferred legal fees	3,966,447
Deferred underwriting commissions	10,890,707
Derivative warrant liabilities	25,795,700

Total liabilities	40,766,115
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 31,116,305 shares at redemption value of $10.00	311,163,050
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authori zed; no n on-redeemable shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,779,076 shares issued and outstanding	778
Accumulated deficit	(39,081,329)

Total shareholders’ deficit	(39,080,551)

Total Liabilities and Shareholders’ Deficit	$312,848,614

The accompanying notes are an integral part of these financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expense s	$4,944,523

Loss from operations	(4,944,523)
Other income (expense)
Change in fair value of derivative warrant liabilities	(10,799,940)
Financing costs—warrant liabilities	(462,620)
Net gain on investments held in Trust Account	12,421

Total other income (expense)	(11,250,139)

Net loss	$(16,194,662)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	25,360,688

Basic and diluted net (loss) per ordinary share	$(0.49)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,611,848

Basic and diluted net (loss) per ordinary share	$(0.49)

The accompanying notes are an integral part of these financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(199,953)	(22,886,667)	(23,086,620)
Sale of private placement warrants to Sponsor less fair value of private warrants	—	—	—	—	175,731	—	175,731
Forfeiture of Class B ordinary shares from Sponsor	—	—	(127,174)	(13)	13	—	—
Net loss	—	—	—	—	—	(16,194,662)	(16,194,662)

Balance - December 31, 2021	—	$—	7,779,076	$778	$—	$(39,081,329)	$(39,080,551)

The accompanying notes are an integral part of these financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(16,194,662)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under promissory note	26,800
Change in fair value of derivative warrant liabilities	10,799,940
Financing costs - warrant liabilities	462,620
Net gain on investments held in Trust Account	(12,421)
Changes in operating assets and liabilities:
Prepaid expenses	(861,617)
Accounts payable	(181,236)
Accrued expenses	24,497
Deferred legal fees	3,966,447

Net cash used in operating activities	(1,944,632)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(311,163,050)

Net cash used in investing activities	(311,163,050)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100
Repayment of note payable to related party	(171,742)
Proceeds received from initial public offering	311,163,050
Proceeds received from private placement	9,223,261
Offering costs paid	(6,295,461)

Net cash provided by financing activities	313,919,208

Net increase in cash	811,526
Cash - beginning of the period	—

Cash - end of the period	$811,526

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$200,000
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$144,842
Deferred underwriting commissions	$10,890,707
Forfeiture of Class B ordinary shares from Sponsor	$13
The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization and Business Operations
ArcLight Clean Transition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not finalized (“Business Combination”).
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from January 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $
10.00
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
Proposed Business Combination
On December
2
,
2021
, the Company, Opal HoldCo LLC, a Delaware limited liability company (“
Opal HoldCo
”), and Opal Fuels LLC, a Delaware limited liability company (“
Opal Fuels
”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “
Business Combination Agreement
”).
The Business Combination Agreement and the transactions contemplated thereby (collectively, the “
Business Combination
”) were unanimously approved by the boards of directors of each of the Company and Opal and also approved by Opal Holdco, the sole member of Opal Fuels. The Business Combination Agreement provides for, among other things, the following transactions:
(i) each outstanding Class B ordinary share, par value $0.0001 per share, of the Company will convert into one Class A ordinary share, par value $0.0001 per share, of the Company;
(ii) the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “
Domestication
”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Opal Fuels Inc.” (“
New Opal
”), (B) each outstanding Class A ordinary share of the Company will become one share of Class A common stock, par value $0.0001 per share, of New Opal (the “
New Opal Class
 A Common Stock
”), (C) each outstanding warrant to purchase one Class A ordinary share of the Company will become a warrant to purchase one share of New Opal Class A common stock and (D) New Opal will file its certificate of incorporation and adopt bylaws to serve as its governing documents in connection with the Domestication; and
(iii) (A) Opal Fuels will cause its existing limited liability company agreement to be amended and restated, (B) Opal Fuels will cause all of its limited liability company interests existing immediately prior to the closing of the Business Combination (the “
Closing
”)
to be re-classified into a
number of common units (collectively, the “
Opal Units
”) based
on a pre-transaction equity value
for Opal equal to $
1,501,870,000
, less all principal and accrued
interest

outstanding immediately after the Closing pursuant to that certain convertible promissory note, dated as of May 1, 2021 (as amended, including that certain First Amendment to Convertible Note, dated November 29, 2021”), held by ARCC Beacon LLC, a Delaware limited liability company (“
Ares
”), (C) the Company will contribute the (x) the amount of cash in the trust account (the “
Trust Account
”) established by the Company with the proceeds from its initial public offering as of immediately prior to the Closing (and before, for the avoidance of doubt, giving effect to the exercise of redemption rights by any of the Company’s shareholders (the “
Public Share Redemptions
”)), minus (y) the aggregate amount of cash required to fund the ACT Share Redemptions and any other obligations to be funded from the Trust Account, plus (z) the aggregate cash proceeds actually received in respect of the PIPE Investment (as defined below) and (E) New Opal will issue to Opal Fuels, and Opal Fuels will in turn distribute to Opal HoldCo and Hillman RNG Investments, LLC (“
Hillman
”) a number of shares of Class D common stock, par value $0.0001 per share, of New Opal (the “
New Opal Class
 D Common Stock
”), and distribute to Ares (together with Opal HoldCo and Hillman, collectively, the “
Opal Equityholders
”) shares of Class B common stock, par value $0.0001 per share, of New Opal (the “
New Opal Class
 B Common Stock
”) (neither of which will have any economic value but will entitle the holder thereof to five votes per share or one vote per share, respectively), equal to the number of Opal Units held by each of the Opal Equityholders.
In addition, if New Opal’s annual EBITDA for the calendar year 2023 exceeds $238,000,000 (the “
First Earnout Triggering Event
”), New Opal will issue to Opal HoldCo, Ares and Hillman (collectively, the “
Earnout Participants
”) an aggregate of 5,000,000 shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “
First Earnout Tranche
”) in accordance with the allocations set forth in the Business Combination Agreement. Additionally, if New Opal’s annual EBITDA for the calendar year 2024 exceeds $446,000,000 (the “
Second Earnout Triggering Event
”), New Opal will issue to the Earnout Participants an aggregate of 5,000,000 additional shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “
Second Earnout Tranche
”) in accordance with the allocations set forth in the Business Combination Agreement. In the event that the First Earnout Triggering Event does not occur but the Second Earnout Triggering Event does occur, New Opal will be obligated to issue both the First Earnout Tranche and the Second Earnout Tranche upon the occurrence of the Second Earnout Triggering Event.
The Business Combination is expected to close late in first half of 2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.
PIPE Financing (Private Placement)
Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “
Subscription Agreements
”) with certain investors, including, among others, an affiliate of the Company, as well as additional third-party investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, immediately prior to the Closing, an aggregate of 12,500,000 shares of the Company’s common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $125,000,000 (the “
PIPE Investment
”).
The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Investment certain customary registration rights.
Investor Rights Agreement
The Business Combination Agreement contemplates that, at the Closing, Opal Fuels, Ares, Hillman and the Class B Shareholders (collectively the “
New Opal Holders
”) will enter into an Investor Rights Agreement (the “
Investor Rights Agreement
”), pursuant to which, among other things, (i) the Company and the Company’s Sponsor will agree to terminate the Registration and Shareholder Rights Agreement, dated as of March 25, 2021, entered into by them in connection with the Company’s initial public offering, (ii) New Opal will provide the New Opal Holders certain registration rights with respect to certain shares of New Opal Class A common stock held by them or otherwise issuable to them pursuant to the Business Combination Agreement, Second A&R LLC Agreement or the certificate of incorporation of New Opal and (iii) the New Opal Holders will agree not to transfer, sell, assign or otherwise dispose of their shares of New Opal Class A common stock for up to 180 days following the Closing, subject to certain exceptions.

Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $812,000 in its operating bank account and working capital of approximately $1.4 million.
The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the promissory note from the Sponsor of approximately $172,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on March 26, 2021.
Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic and have concluded that the specific impact is not readily determinable as of the date of financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets.

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 31,116,305 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period January 13, 2021 (inception) through December 31, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each ordinary share class:

	For the period January 13, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net (loss) per ordinary share:
Numerator:
Allocation of net (loss)	$(12,456,056)	$(3,738,606)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,360,688	7,611,848

Basic and diluted net (loss) per ordinary share	$(0.49)	$(0.49)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to 1,500,000 private placement warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On March 25, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $100,000 in expenses in connection with such services for the period from January 13, 2021 (inception) ended December 31, 2021 which is included in general and administrative expenses in the accompanying statement of operations.
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
Note 6—Commitments & Contingencies
Registration and Shareholder Rights Agreement
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

Deferred Legal Fees
We entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of December 31, 2021, the Company recorded an aggregate of approximately $4.0 million in connection with such arrangement as deferred legal fees in the accompanying balance sheet.
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000

Class A ordinary shares with a par value
 of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 31,116,305 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.
As of December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$311,163,050
Less:
Offering costs allocated to Class A shares subject to possible redemption	(17,138,390)
Proceeds allocated to Public Warrants at issuance	(5,948,230)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	23,086,620

Class A ordinary shares subject to possible redemption	$311,163,050

Note 8—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 31,116,305 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 20, 2021, the Company issued 7,187,500 Class B ordinary shares. On March 22, 2021, the Company effected a share capitalization resulting in an aggregate of 7,906,250 Class B ordinary shares issued and outstanding. Of the 7,906,250 Class B ordinary shares outstanding, up to 1,031,250 Class B ordinary shares were
subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was
not exercised in full or in part, so that the Initial Shareholders w ould
 collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units with the remaining portion of the over-allotment option expiring at the conclusion of the
45-day
option period. As a result, an aggregate of 127,174 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option. As of December 31, 2021, there were 7,779,076 Class B ordinary shares issued and outstanding.

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
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021, there were no preference shares issued or outstanding.
Note 9—Derivative Warrant Liabilities
As of December 31, 2021, the Company had 6,223,261 and 9,223,261 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:
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
30-day
redemption period.
Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30 – trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note 10.    Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2021

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – money market fund	$311,175,471	$—	$—
Liabilities:
Derivative liabilities – Public Warrants	$10,392,850	$—	$—
Derivative liabilities – Private Warrants	$—	$—	$15,402,850
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on April 1, 2021 because the Public Warrants were separately listed and traded in an active market.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement. For the period from January 13, 2021 (inception) through December 31, 2021, the Company recognized a change to the statement of operations resulting from an increase in the fair value of liabilities of approximately $10.8 million presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 22, 2021	December 31, 2021
Share price	$9.81	$9.98
Volatility	14.3%	21.8%
Expected life of the options to convert	6.53	5.50
Risk-free rate	1.2%	1.3%
Dividend yield	—	—
The change in the level 3 fair value of the derivative warrant liabilities for the period from January 13, 2021 (inception) through December 31, 2021 is summarized as follows:

	Public	Private	Total
Derivative warrant liabilities at January 13, 2021 (inception)	$—	$—	$—
Issuance of Public and Private Warrants	5,948,230	9,047,530	14,995,760
Transfer to Level 1	(10,455,080)	—	(10,455,080)
Change in fair value of derivative warrant liabilities	4,506,850	6,355,320	10,862,170

Derivative warrant liabilities at December 31, 2021	$—	$15,402,850	$15,402,850

Note 11.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.