Form 10-Q
period 2022-03-31
ArcLight Clean Transition Corp. II
filed 2022-05-16
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 16, 2022,
31,116,305 Class A ordinary shares, par value $0.0001, and 7,779,076 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARCLIGHT CLEAN TRANSITION CORP. II
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures (as restated)	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
ARCLIGHT CLEAN TRANSITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$559,253	$811,526
Prepaid expenses	738,743	701,663

Total current assets	1,297,996	1,513,189
Other assets	—	159,954
Investments held in Trust Account	311,200,024	311,175,471

Total Assets	$312,498,020	$312,848,614

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$89,522	$18,764
Accrued expenses	113,400	94,497
Due to related party	1,097	—

Total current liabilities	204,019	113,261
Deferred legal fees	4,891,549	3,966,447
Deferred underwriting commissions	10,890,707	10,890,707
Derivative warrant liabilities	20,543,880	25,795,700

Total liabilities	36,530,155	40,766,115
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 31,116,305 shares at redemption value of $10.00 at March 31, 2022 and December 31, 2021	311,163,050	311,163,050
Shareholders’ Deficit:
Preference shares, $ 0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized (excluding 31,116,305 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,779,076 shares issued and outstanding at March 31, 2022 and December 31, 2021	778	778
Accumulated deficit	(35,195,963)	(39,081,329)

Total shareholders’ deficit	(35,195,185)	(39,080,551)

Total Liabilities and Shareholders’ Deficit	$312,498,020	$312,848,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period January 13, 2021 (inception) through March 31, 2021
General and administrative expenses	$1,391,007	$128,476

Loss from operations	(1,391,007)	(128,476)
Other income (expense)
Change in fair value of derivative warrant liabilities	5,251,820	271,160
Financing costs - warrant liabilities	—	(462,620)
Net gain on investments held in Trust Account	24,553	153

Total other income (expense)	5,276,373	(191,307)

Net income (loss)	$3,885,366	$(319,783)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,116,305	3,067,805

Basic and diluted net income (loss) per ordinary share	$0.10	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,779,076	6,964,134

Basic and diluted net income (loss) per ordinary share	$0.10	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	7,779,076	$778	$—	$(39,081,329)	$(39,080,551)
Net income	—	—	—	—	—	3,885,366	3,885,366

Balance - March 31, 2022 (unaudited)	—	$—	7,779,076	$778	$—	$(35,195,963)	$(35,195,185)

	For The Period From January 13, 2021 (inception) through March 31, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Accrection on Class A ordinary shares subject to possible redemption	—	—	—	—	(199,953)	(22,886,667)	(23,086,620)
Sale of private placement warrants to Sponsor less fair value of private warrants	—	—	—	—	175,731	—	175,731
Forfeiture of Class B ordinary shares from Sponsor	—	—	(127,174)	(13)	13	—	—
Net loss	—	—	—	—	—	(319,783)	(319,783)

Balance - March 31, 2021 (unaudited)	—	$—	7,779,076	$778	$—	$(23,206,450)	$(23,205,672)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period January 13, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,885,366	$(319,783)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by related party under promissory note	—	26,800
Change in fair value of derivative warrant liabilities	(5,251,820)	(271,160)
Financing costs - warrant liabilities	—	462,620
Net gain on investments held in Trust Account	(24,553)	(153)
Changes in operating assets and liabilities:
Prepaid expenses	122,874	(1,409,464)
Accounts payable	70,758	1,442,343
Accrued expenses	18,903	23,534
Accrued expenses - related party	1,097	10,000
Deferred legal fees	925,102	—

Net cash used in operating activities	(252,273)	(10,263)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(311,163,050)

Net cash used in investing activities	—	(311,163,050)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	100
Repayment of note payable to related party	—	(171,742)
Proceeds received from initial public offering	—	311,163,050
Proceeds received from private placement	—	9,223,261
Offering costs paid	—	(6,243,461)

Net cash provided by financing activities	—	313,971,208

Net (decrease) increase in cash	(252,273)	2,797,895
Cash - beginning of the period	811,526	—

Cash—end of the period	$559,253	$2,797,895

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$252,000
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$144,842
Deferred underwriting commissions	$—	$10,890,707
Forfeiture of Class B ordinary shares from Sponsor	$—	$13
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
of Organization, Business Operations and Basis of Presentation
ArcLight Clean Transition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from January 13, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Proposed Business Combination
On December 2, 2021, the Company, Opal HoldCo LLC, a Delaware limited liability company (“Opal HoldCo”), and Opal Fuels LLC, a Delaware limited liability company (“Opal Fuels”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).
The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of the Company and Opal Fuels, and also approved by Opal Holdco, the sole member of Opal Fuels. The Business Combination Agreement provides for, among other things, the following transactions: (i) each outstanding Class B ordinary share, par value $0.0001 per share, of the Company will convert into one Class A ordinary share, par value $0.0001 per share, of the Company; (ii) the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Opal Fuels Inc.” (“New Opal”), (B) each outstanding Class A ordinary share of the Company will become one share of Class A common stock, par value $0.0001 per share, of New Opal (the “New Opal Class A Common Stock”), (C) each outstanding warrant to purchase one Class A ordinary share of the Company will become a warrant to purchase one share of New Opal Class A common stock and (D) New Opal will file its certificate of incorporation and adopt bylaws to serve as its governing documents in connection with the Domestication; and (iii) (A) Opal Fuels will cause its existing limited liability company agreement to be amended and restated, (B) Opal Fuels will cause all of its limited liability company interests existing immediately prior to the closing of the Business Combination (the “Closing”) to be re-classified
into a number of common units (collectively, the “Opal Units”) based on a pre-transaction
equity value for Opal equal to $1,501,870,000, less all principal and accrued interest outstanding immediately after the Closing pursuant to that certain convertible promissory note, dated as of May 1, 2021 (as amended, including that certain First Amendment to Convertible Note, dated November 29, 2021, the “Ares Note”), held by ARCC Beacon LLC, a Delaware limited liability company (“Ares”), (C) the Company will contribute the (x) the amount of cash in the trust account (the “Trust Account”) established by the Company with the proceeds from its initial public offering as of immediately prior to the Closing (and before, for the avoidance of doubt, giving effect to the exercise of redemption rights by any of the Company’s shareholders (the “Public Share Redemptions”)), minus (y) the aggregate amount of cash required to fund the ACT Share Redemptions and any other obligations to be funded from the Trust Account, plus (z) the aggregate cash proceeds actually received in respect of the PIPE Investment (as defined below) and (E) New Opal will issue to Opal Fuels, and Opal Fuels will in turn distribute to Opal HoldCo and Hillman RNG Investments, LLC (“Hillman”) a number of shares of Class D common stock, par value $0.0001 per share, of New Opal (the “New Opal Class D Common Stock”), and distribute to Ares (together with Opal HoldCo and Hillman, collectively, the “Opal Equityholders”) shares of Class B common stock, par value $0.0001 per share, of New Opal (the “New Opal Class B Common Stock”) (neither of which will have any economic value but will entitle the holder thereof to five votes per share or one vote per share, respectively), equal to the number of Opal Units held by each of the Opal Equityholders.
In addition, if New Opal’s annual EBITDA for the calendar year 2023 exceeds $238,000,000 (the “First Earnout Triggering Event”), New Opal will issue to Opal HoldCo, Ares and Hillman (collectively, the “Earnout Participants”) an aggregate of 5,000,000 shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “First Earnout Tranche”) in accordance with the allocations set forth in the Business Combination Agreement. Additionally, if New Opal’s annual EBITDA for the calendar year 2024 exceeds $446,000,000 (the “Second Earnout Triggering Event”), New Opal will issue to the Earnout Participants an aggregate of 5,000,000 additional shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “Second Earnout Tranche”) in accordance with the allocations set forth in the Business Combination Agreement. In the event that the First Earnout Triggering Event does not occur but the Second Earnout Triggering Event does occur, New Opal will be obligated to issue both the First Earnout Tranche and the Second Earnout Tranche upon the occurrence of the Second Earnout Triggering Event.
The Business Combination is expected to close late in first half of 2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

PIPE Financing (Private Placement)
Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), including, among others, an affiliate of the Company, as well as additional third-party investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, immediately prior to the Closing, an aggregate of
 12,500,000 shares of the Company’s common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $125,000,000 (the “PIPE Investment”).
The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Investment certain customary registration rights.
Investor Rights Agreement
The Business Combination Agreement contemplates that, at the Closing, Opal Fuels, Ares, Hillman and the Class B Shareholders (collectively the “New Opal Holders”) will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Company and the Company’s Sponsor will agree to terminate the Registration and Shareholder Rights Agreement, dated as of March 25, 2021, entered into by them in connection with the Company’s initial public offering, (ii) New Opal will provide the New Opal Holders certain registration rights with respect to certain shares of New Opal Class A common stock held by them or otherwise issuable to them pursuant to the Business Combination Agreement, Second A&R LLC Agreement or the certificate of incorporation of New Opal and (iii) the New Opal Holders will agree not to transfer, sell, assign or otherwise dispose of their shares of New Opal Class A common stock for up to 180 days following the Closing, subject to certain exceptions.
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $559,000 in its operating bank account and working capital of approximately $1.1 million.
The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $172,000
(see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On May 16, 2022, the Company entered into a non-interest bearing promissory note with the Sponsor for $1,000,000. To date, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note
2-Summary
of Significant Accounting Policies (as Restated)
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on
Form 10-K
filed by the Company with the SEC on March 9, 2022.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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
Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s

Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 31,116,305 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement
from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available), accumulated deficit, and Class A ordinary shares.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the Public Warrants and the Private Placement to purchase an aggregate of
15,446,522
, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period January 13, 2021 (inception) through March 31, 2021.
Re-measurement
associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended March 31, 2022		For the period January 13, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,108,293	$777,073	$(97,791)	$(221,992)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,116,305	7,779,076	3,067,805	6,964,134

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.03)	$(0.03)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to 1,500,000 private placement warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had
no
borrowings under the Working Capital Loans. See Note 11.
Administrative Services Agreement
On March 25, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 and $10,000 in expenses in connection with such services for the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021 as reflected in the accompanying unaudited condensed statements of operations.
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
6-Commitments
and Contingencies
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
Legal Proceedings
On February 14, 2022 and March 7, 2022, respectively, the Company received demand letters from two purported shareholders of the Company claiming certain alleged material omissions in the registration statement on Form S-4, initially filed with the SEC on February 8, 2022, surrounding its planned transaction with OPAL Fuels. Additional demand letters or complaints may follow in the future. The Company specifically denies all allegations in the demand letters that any additional disclosure is required and believes these purported shareholders’ claims are without merit.

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
Deferred Legal Fees
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer the payment of their fees until the closing of the initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of approximately
$4.9 million and $4.0 million, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.
Note 7 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 31,116,305 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.
As of December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$311,163,050
Less:
Offering costs allocated to Class A shares subject to possible redemption	(17,138,390)
Proceeds allocated to Public Warrants at issuance	(5,948,230)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	23,086,620

Class A ordinary shares subject to possible redemption	$311,163,050

There was no change for the three-month period ending March 31, 2022.
Note
8-Shareholders’
Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 31,116,305 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 20, 2021, the Company issued 7,187,500 Class B ordinary shares. On March 22, 2021, the Company effected a share capitalization resulting in an aggregate of 7,906,250 Class B ordinary shares issued and outstanding. Of the 7,906,250 Class B ordinary shares outstanding, up to 1,031,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units with the remaining portion of the over-allotment option expiring at the conclusion of the
45-day
option period. As a result, an aggregate of 127,174 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option. As of March 31, 2022 and December 31, 2021, there were 7,779,076 Class B ordinary shares issued and outstanding.

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
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Note
9-Derivative
Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 15,446,522 warrants outstanding, comprised of 6,223,261 and 9,223,261 Public Warrants and Private Placement Warrants, respectively.
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

Note
10-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$311,200,024	$—	$—
Liabilities:
Derivative warrant liabilities-public	$8,276,940	$—	$—
Derivative warrant liabilities-private	$—	$—	$12,266,940
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$311,175,471	$—	$—
Liabilities:
Derivative warrant liabilities-public	$10,392,850	$—	$—
Derivative warrant liabilities-private	$—	$—	$15,402,850
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on April 1, 2021 because the Public Warrants were separately listed and traded in an active market. There were no transfers between levels for the three months ended March 31, 2022 or for the period from January 13, 2021 (inception) through March 31, 2021.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021, the Company recognized a change to the unaudited condensed statements of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $5.3 million and $0.3 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Share price	$9.92	$9.98
Volatility	16.3%	21.8%
Expected life of the options to convert	5.25	5.50
Risk-free rate	2.4%	1.3%
Dividend yield	—	—
The change in the fair value of the Level 3 derivative warrant liabilities for the period from January 13, 2021 (inception) through March 31, 2022 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at January 13, 2021 (inception)	$—	$—	$—
Issuance of Public and Private Warrants	5,948,230	9,047,530	14,995,760
Transfer to Level 1	(10,455,080)	—	(10,455,080)
Change in fair value of derivative warrant liabilities	4,506,850	6,355,320	10,862,170

Derivative warrant liabilities at December 31, 2021	—	15,402,850	15,402,850
Change in fair value of derivative warrant liabilities	—	(3,135,910)	(3,135,910)

Derivative warrant liabilities at March 31, 2022	$—	$12,266,940	$12,266,940

Note
11-Subsequent
Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued. There are no such events requiring potential adjustment to or disclosure in the unaudited condensed financial statements and the Company has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.
Effective as of May 11, 2022, the Company and PIPE Investors representing $110,806,000 of the original PIPE Investment entered into amendments with respect to such PIPE Investors’ Subscription Agreements (the “Amended Subscription Agreements”), whereby the termination rights described in the Subscription Agreements were amended to extend the term of each Amended Subscription Agreement by 60 days to July 29, 2022.
Effective as of May 14, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commissions in the amount of approximately $10.89 million.

On May 16, 2022, the Company entered into a non-interest bearing $1,000,000 promissory note with the Sponsor. The promissory note is payable by the Company on the earlier of (i) September 25, 2023 and (ii) the date the Company consummates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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

Proposed Business Combination
On December 2, 2021, the Company, Opal HoldCo LLC, a Delaware limited liability company (“Opal HoldCo”), and Opal Fuels LLC, a Delaware limited liability company (“Opal Fuels”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).
The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of Company and Opal Fuels, and also approved by Opal Holdco, the sole member of Opal Fuels. The Business Combination Agreement provides for, among other things, the following transactions: (i) each outstanding Class B ordinary share, par value $0.0001 per share, of the Company will convert into one Class A ordinary share, par value $0.0001 per share, of the Company; (ii) the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Opal Fuels Inc.” (“New Opal”), (B) each outstanding Class A ordinary share of the Company will become one share of Class A common stock, par value $0.0001 per share, of New Opal (the “New Opal Class A Common Stock”), (C) each outstanding warrant to purchase one Class A ordinary share of the Company will become a warrant to purchase one share of New Opal Class A common stock and (D) New Opal will file its certificate of incorporation and adopt bylaws to serve as its governing documents in connection with the Domestication; and (iii) (A) Opal Fuels will cause its existing limited liability company agreement to be amended and restated, (B) Opal Fuels will cause all of its limited liability company interests existing immediately prior to the closing of the Business Combination (the “Closing”) to be re-classified
into a number of common units (collectively, the “Opal Units”) based on a pre-transaction
equity value for Opal equal to $1,501,870,000, less all principal and accrued interest outstanding immediately after the Closing pursuant to that certain convertible promissory note, dated as of May 1, 2021 (as amended, including that certain First Amendment to Convertible Note, dated November 29, 2021, the “Ares Note”), held by ARCC Beacon LLC, a Delaware limited liability company (“Ares”), (C) the Company will contribute the (x) the amount of cash in the Trust Account established by the Company with the proceeds from its initial public offering as of immediately prior to the Closing (and before, for the avoidance of doubt, giving effect to the exercise of redemption rights by any of the Company’s shareholders (the “Public Share Redemptions”)), minus (y) the aggregate amount of cash required to fund the ACT Share Redemptions and any other obligations to be funded from the Trust Account, plus (z) the aggregate cash proceeds actually received in respect of the PIPE Investment (as defined below) and (E) New Opal will issue to Opal Fuels, and Opal Fuels will in turn distribute to Opal HoldCo and Hillman RNG Investments, LLC (“Hillman”) a number of shares of Class D common stock, par value $0.0001 per share, of New Opal (the “New Opal Class D Common Stock”), and distribute to Ares (together with Opal HoldCo and Hillman, collectively, the “Opal Equityholders”) shares of Class B common stock, par value $0.0001 per share, of New Opal (the “New Opal Class B Common Stock”) (neither of which will have any economic value but will entitle the holder thereof to five votes per share or one vote per share, respectively), equal to the number of Opal Units held by each of the Opal Equityholders.
In addition, if New Opal’s annual EBITDA for the calendar year 2023 exceeds $238,000,000 (the “First Earnout Triggering Event”), New Opal will issue to Opal HoldCo, Ares and Hillman (collectively, the “Earnout Participants”) an aggregate of 5,000,000 shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “First Earnout Tranche”) in accordance with the allocations set forth in the Business Combination Agreement. Additionally, if New Opal’s annual EBITDA for the calendar year 2024 exceeds $446,000,000 (the “Second Earnout Triggering Event”), New Opal will issue to the Earnout Participants an aggregate of 5,000,000 additional shares of New Opal Class B Common Stock and New Opal Class D Common Stock and corresponding Opal Units (collectively, the “Second Earnout Tranche”) in accordance with the allocations set forth in the Business Combination Agreement. In the event that the First Earnout Triggering Event does not occur but the Second Earnout Triggering Event does occur, New Opal will be obligated to issue both the First Earnout Tranche and the Second Earnout Tranche upon the occurrence of the Second Earnout Triggering Event.
The Business Combination is expected to close late in the first half of 2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.
PIPE Financing (Private Placement)
Concurrently with the execution of the Business Combination Agreement, the Company entered into the Subscription Agreements with the PIPE Investors, including, among others, an affiliate of the Company, as well as additional third-party investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, immediately prior to the Closing, an aggregate of 12,500,000 shares of the Company’s common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $125,000,000 (the “PIPE Investment”). Effective as of May 11, 2022, PIPE Investors representing $110,806,000 of the original PIPE Investment entered into the Amended Subscription Agreements, whereby the termination rights described in the Subscription Agreements were amended to extend the term of each Amended Subscription Agreement by 60 days to July 29, 2022.

The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Investment certain customary registration rights.
Investor Rights Agreement
The Business Combination Agreement contemplates that, at the Closing, each of Opal Fuels, Ares, Hillman, the independent directors of the Company and the Sponsor (collectively, the “New Opal Holders”) will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Company and the Sponsor will agree to terminate the Registration and Shareholder Rights Agreement, dated as of March 25, 2021, entered into by them in connection with the Company’s initial public offering, (ii) New Opal will provide the New Opal Holders certain registration rights with respect to certain shares of New Opal Class A common stock held by them or otherwise issuable to them pursuant to the Business Combination Agreement, Second A&R LLC Agreement or the certificate of incorporation of New Opal and (iii) the New Opal Holders will agree not to transfer, sell, assign or otherwise dispose of their shares of New Opal Class A common stock for up to 180 days following the Closing, subject to certain exceptions.
Results of Operations
Our entire activity since inception through March 31, 2022 relates to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents and non-operating
income in the form of interest and investment income on investments held in Trust Account from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended March 31, 2022, we had a net income of approximately $3.9 million from changes in the value of derivative warrant liabilities of approximately $5.3 million and a gain on investments held in Trust Account of approximately $25,000 partially offset by approximately $1.4 million in general and administrative costs.
For the period from January 13, 2021 (inception) through March 31, 2021, we had a net loss of approximately $320,000 from changes in the value of derivative warrant liabilities of approximately $271,000, offset by financing costs attributable to the warrant liabilities of approximately $463,000 and approximately $128,000 in general and administrative costs.
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $559,000 in our operating bank account and working capital of approximately $1.1 million.
Our liquidity needs up to March 31, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), a loan under a promissory note from our Sponsor of approximately $172,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide the Company with Working Capital Loans. On May 16, 2022, we entered into a non-interest bearing promissory note with the Sponsor for $1,000,000 (see Note 11).
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
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. At any time on or after the date the Company consummates a Business Combination, the holders of these securities will be entitled to make up to three demands, excluding short form demands, that we will register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
45-day
option period.
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $6.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.9 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.
Administrative Services Agreement
On March 25, 2021, we entered into an agreement that provided that, commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the sponsor $10,000 per month for office space, secretarial and administrative services provided to us. We incurred $30,000 and $10,000 in expenses in connection with such services for the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021, respectively, which are reflected in the accompanying statements of operations.
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
Deferred Legal Fees
We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer the payment of their fees until the closing of the initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $4.9 million and $4.0 million, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this

Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 9, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such, the term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 25, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
On February 14, 2022 and March 7, 2022, respectively, the Company received demand letters from two purported shareholders of the Company claiming certain alleged material omissions in the registration statement on Form
S-4,
initially filed with the SEC on February 8, 2022, surrounding its planned transaction with OPAL Fuels. Additional demand letters or complaints may follow in the future. The Company specifically denies all allegations in the demand letters that any additional disclosure is required and believes these purported shareholders’ claims are without merit.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s most recent form 10-K as filed with the SEC on March 9, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On January 20, 2021, our Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). On February 2, 2021, our Sponsor transferred 35,000 Founder Shares to each of Arno Harris,
Ja-Chin
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

ARCLIGHT CLEAN TRANSITION CORP. II

By:	/s/ John F. Erhard
Name: John F. Erhard
Title: Chief Executive Officer