Form 10-Q
period 2022-06-30
OPAL Fuels Inc.
filed 2022-08-10
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
fro
m

to

OPAL FUELS INC.
(Exact name of registrant as specified in its charter)

Delaware	001-40272	98-1578357
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

One North Lexington Avenue, Suite 1450 White Plains, New York		10601
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (914)
705-4000
ArcLight Clean Transition Corp. II
200 Clarendon Street, 55th Floor
Boston, Massachusetts 02116
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	OPAL	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	OPALW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes
☐
    No  ☒
As of August 5, 2022, there were

25,171,390

shares of Class A Common Stock, par value $0.0001, issued and outstanding.

EXPLANATORY NOTE
On July 21, 2022, subsequent to the fiscal quarter ended June 30, 2022, the fiscal quarter to which this Quarterly Report on Form
10-Q
(this “Quarterly Report”) relates, ArcLight Clean Transition Corp. II (“ArcLight”), now known as OPAL Fuels Inc. (“New OPAL”), consummated the previously announced business combination (the “Business Combination”) with OPAL Holdco LLC, a Delaware limited liability company (“OPAL HoldCo”), and OPAL Fuels LLC (“OPAL Fuels”), a Delaware limited liability company, pursuant to that certain Business Combination Agreement dated December 2, 2021 (the “Business Combination Agreement”), by and among ArcLight, OPAL Fuels and OPAL HoldCo. Pursuant to the Business Combination Agreement, upon the closing of the Business Combination, ArcLight filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ArcLight was domesticated and continued as a Delaware corporation (the “Domestication”). Pursuant to the Domestication, (i) each outstanding Class B ordinary share, par value $0.0001 per share (the “Class B ordinary shares”), of ArcLight was automatically converted, on a one-for-one basis, into a Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), of ArcLight; (ii) each issued and outstanding Class A ordinary share (including Class A ordinary shares resulting from the conversion of Class B ordinary shares into Class A ordinary shares) was automatically converted, on a one-for-one basis, into a share of New OPAL Class A common stock, par value $0.0001 per share (the “New OPAL Class A common stock”); (iii) each issued and outstanding whole warrant to purchase Class A ordinary shares of ArcLight automatically converted into a warrant to acquire one share of New OPAL Class A common stock at an exercise price of $11.50 per share (each a “New OPAL warrant”); and (iv) each issued and outstanding unit of ArcLight that had not been previously separated into the underlying Class A ordinary shares of ArcLight and the underlying warrants of ArcLight upon the request of the holder thereof prior to the Domestication was cancelled and entitled the holder thereof to one share of New OPAL Class A common stock and one-fifth of one New OPAL warrant.
Unless stated otherwise, this Quarterly Report contains information about ArcLight before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to ArcLight before the consummation of the Business Combination and to OPAL Fuels Inc. after the Business Combination, unless stated otherwise or the context otherwise requires. References to “ArcLight” in this Quarterly Report also refer to ArcLight before the consummation of the Business Combination.
For more information regarding the Business Combination, see the Company’s Current Report on Form
8-K
filed with the Securities and Exchange Commission on July 27, 2022.
Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered by this Quarterly Report.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2022, the Three Months Ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months ended June 30, 2022, the Three Months Ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the period from January 13, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures (as restated)	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
CONDENSED BALANCE SHEETS

		December 31,
	June 30, 2022	2021

	(unaudited)
Assets
Current assets:
Cash	$219,127	$811,526
Prepaid expenses	546,368	701,663

Total current assets	765,495	1,513,189
Other assets	—	159,954
Investments held in Trust Account	311,615,892	311,175,471

Total Assets	$312,381,387	$312,848,614

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$68,531	$18,764
Accrued expenses	29,902	94,497
Due to related party	5,085	—

Total current liabilities	103,518	113,261
Deferred legal fees	6,193,192	3,966,447
Deferred underwriting commissions	—	10,890,707
Derivative warrant liabilities	16,218,840	25,795,700

Total liabilities	22,515,550	40,766,115
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 31,116,305 shares at redemption value	311,515,892	311,163,050
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized (excluding 31,116,305 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,779,076 shares issued and outstanding at June 30, 2022 and December 31, 2021	778	778
Additional paid-in-capital	—	—
Accumulated deficit	(21,650,833)	(39,081,329)

Total shareholders’ deficit	(21,650,055)	(39,080,551)

Total Liabilities and Shareholders’ Deficit	$312,381,387	$312,848,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPAL FUELS INC.

(f/k/a ArcLight Clean Transition Corp. II)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period January 13, 2021 (inception) through June 30, 2021

General and administrative expenses	$1,733,643	$394,413	$3,124,650	$522,889

Loss from operations	(1,733,643)	(394,413)	(3,124,650)	(522,889)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,325,040	(11,225,560)	9,576,860	(10,954,400)
Gain on settlement of underwriting fees	279,890	—	279,890	—
Financing costs – warrant liabilities	—	—	—	(462,620)
Net gain on investments held in Trust Account	415,868	4,304	440,421	4,457

Total other income (expense)	5,020,798	(11,221,256)	10,297,171	(11,412,563)

Net income (loss)	$3,287,155	$(11,615,669)	$7,172,521	$(11,935,452)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,116,305	31,116,305	31,116,305	18,823,444

Basic and diluted net income (loss) per ordinary share	$0.08	$(0.30)	$0.18	$(0.45)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,779,076	7,779,076	7,779,076	7,421,910

Basic and diluted net income (loss) per ordinary share	$0.08	$(0.30)	$0.18	$(0.45)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three and Six Months Ended June 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	—	$—	7,779,076	$778	$—	$(39,081,329)	$(39,080,551)
Net income	—	—	—	—	—	3,885,366	3,885,366

Balance - March 31, 2022 (unaudited)	—	$—	7,779,076	$778	$—	$(35,195,963)	$(35,195,185)
Remeasurement of Class A common stock subject to possible redemption amount	—	—	—	—	—	(352,842)	(352,842)
Gain on settlement of underwriting fees	—	—	—	—	—	10,610,817	10,610,817
Net income	—	—	—	—	—	3,287,155	3,287,155

Balance - June 30, 2022 (unaudited)	—	$—	7,779,076	$778	$—	$(21,650,833)	$(21,650,055)

For The Three Months Ended and For the Period From January 13, 2021 (inception) through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Accretion on Class A ordinary shares subject to	—	—	—	—	(199,953)	(22,886,667)	(23,086,620)
possible redemption
Sale of private placement warrants to Sponsor less fair value of private warrants	—	—	—	—	175,731	—	175,731
Forfeiture of Class B ordinary shares from Sponsor	—	—	(127,174)	(13)	13	—	—
Net loss	—	—	—	—	—	(319,783)	(319,783)

Balance - March 31, 2021 (unaudited)	—	$—	7,779,076	$778	$—	$(23,206,450)	$(23,205,672)
Net loss	—	—	—	—	—	(11,615,669)	(11,615,669)

Balance - June 30, 2021 (unaudited)	—	$—	7,779,076	$778	$—	$(34,822,119)	$(34,821,341)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period January 13, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,172,521	$(11,935,452)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by related party under promissory note	—	26,800
Change in fair value of derivative warrant liabilities	(9,576,860)	10,954,400
Financing costs - warrant liabilities	—	462,620
Net gain on investments held in Trust Account	(440,421)	(4,457)
Gain on settlement of deferred underwriting fees	(279,890)	—
Changes in operating assets and liabilities:
Prepaid expenses	315,249	(1,225,548)
Accounts payable	49,767	—
Accrued expenses	(64,595)	105,056
Accrued expenses - related party	5,085	—
Deferred legal fees	2,226,745	—

Net cash used in operating activities	(592,399)	(1,591,581)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(311,163,050)

Net cash used in investing activities	—	(311,163,050)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	100
Repayment of note payable to related party	—	(171,742)
Proceeds received from initial public offering	—	311,163,050
Proceeds received from private placement	—	9,223,261
Offering costs paid	—	(6,295,461)

Net cash provided by financing activities	—	313,919,208

Net (decrease) increase in cash	(592,399)	1,164,577
Cash - beginning of the period	811,526	—

Cash - end of the period	$219,127	$1,164,577

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption amount	$352,842	$—
Offering costs included in accounts payable	$—	$200,000
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$144,842
Deferred underwriting commissions	$—	$10,890,707
Gain on settlement of underwriting fees	$10,610,817	$—
Forfeiture of Class B ordinary shares from Sponsor	$—	$13
The accompanying notes are an integral part of these unaudited condensed financial statements.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
of Organization, Business Operations and Basis of Presentation
OPAL Fuels Inc. (formerly known as ArcLight Clean Transition Corp. II) (the “Company”) was incorporated as a Cayman Islands exempted company on January 13, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
Business Combination
On December 2, 2021, the Company, OPAL HoldCo LLC, a Delaware limited liability company (“OPAL HoldCo”), and OPAL Fuels LLC, a Delaware limited liability company (“OPAL Fuels”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). On July 21, 2022, we closed the Business Combination Agreement and consummated the transactions contemplated thereby (the “Business Combination”). The Business Combination Agreement and the Business Combination were unanimously approved by the boards of directors of the Company and OPAL Fuels, and also approved by OPAL Holdco, the sole member of OPAL Fuels. The Business Combination Agreement provides for, among other things, the following trans actions: (i) each outstanding Class B ordinary share, par value $0.0001 per share, of the Company will convert into one Class A ordinary share, par value $0.0001 per share, of the Company; (ii) the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “OPAL Fuels Inc.” (“New OPAL”), (B) each outstanding Class A ordinary share of the Company will become one share of Class A common stock, par value $0.0001 per share, of New OPAL (the “New OPAL Class A Common Stock”), (C) each outstanding warrant to purchase one Class A ordinary share of the Company will become a warrant to purchase one share of New OPAL Class A common stock and (D) New OPAL will file its certificate of incorporation and adopt bylaws to serve as its governing documents in connection with the Domestication; and

(iii) (A) OPAL Fuels will cause its existing limited liability company agreement to be amended and restated, (B) OPAL Fuels will cause all of its limited liability company interests existing immediately prior to the closing of the Business Combination (the “Closing”) to be re-classified
into a number of common units (collectively, the “OPAL Units”) based on a pre-transaction
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
In addition, if New OPAL’s annual EBITDA for the calendar year 2023 exceeds
$238,000,000 (t
he “First Earnout Triggering Event”), New OPAL will issue to OPAL HoldCo, Ares and Hillman (collectively, the “Earnout Participants”) an aggregate of 5,000,000 sh
ares of New OPAL Class B Common Stock and New OPAL Class D Common Stock and corresponding OPAL Units (collectively, the “First Earnout Tranche”) in accordance with the allocations set forth in the Business Combination Agreement. Additionally, if New OPAL’s annual EBITDA for the calendar year 2024 exce eds $446,000,000 (
the “Second Earnout Triggering Event”), New OPAL will issue to the Earnout Participants an aggregate o
f 5,000,000
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

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Prior to Business Combination
All activity for the period from January 13, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company was required to provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The Company sought shareholder approval of a Business Combination in connection with the Business Combination. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share
amount distributed to Public Shareholders who redeemed their Public Shares was not reduced by the deferred underwriting commissions the Company paid to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity upon and following the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $219,000 in its operating bank account and working capital of approximately $662,000.
The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $172,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On May 16, 2022, the Company entered into a non-interest
bearing promissory note with the Sponsor for $1,000,000. To date, there were no amounts outstanding under any Working Capital Loans.
On July 21, 2022, we used substantially all of the funds held in the Trust Account to complete the Business Combination. Funds held in the Trust Account were also used to fund the redemption of publicly held Class A ordinary shares of ArcLight.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
at the end of each reporting period.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in the Initial Public Offering and the underwriters’ exercise of their overallotment option (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. In May, 2022, the Company reversed the deferred underwriting fees as the underwriters resigned from their role in the Business Combination and thereby waived their entitlement of the deferred underwriting commissions (Note 6).
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 31,116,305 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the Public Warrants and the Private Placement to purchase an aggregate of 15,446,522, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period January 13, 2021 (inception) through June 30, 2021.
Re-measurement
associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,629,724	$657,431	$5,738,017	$1,434,504
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,116,305	7,779,076	31,116,305	7,779,076

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.18	$0.18

	For the three months ended June 30, 2021		For the period January 13, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) per ordinary share:
Numerator:
Allocation of net loss	$(9,292,535)	$(2,323,134)	$(8,560,232)	$(3,375,220)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,116,305	7,779,076	18,823,444	7,421,910

Basic and diluted net loss per ordinary share	$(0.30)	$(0.30)	$(0.45)	$(0.45)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
3-Initial
Public Offering
On March 25, 2021, the Company consummated its Initial Public Offering of 31,116,305 Units, including the partial exercise of the underwriters’ option to purchase 3,616,305 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $311.2 million, and incurring offering costs of approximately $17.6 million, of which approximately $10.9 million was for deferred underwriting commissions. In May, 2022, the Company reversed the $10.9 million of deferred underwriting fees as the underwriters resigned from their role in the Business Combination and thereby waived their entitlement of the deferred underwriting commissions (Note 6).
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

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to 1,500,000 private placement warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
On May 16, 2022, the Company entered into a
non-interest
bearing $1,000,000 promissory note with the Sponsor. The promissory note is payable by the Company on the earlier of (i) September 25, 2023 and (ii) the date the Company consummates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination.
Administrative Services Agreement
On March 25, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 and $30,000 in expenses in connection with such services for the three months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. The Company incurred $60,000 and $40,000 in expenses in connection with such services for the six months ended June 30, 2022 and for the period from January 13, 2021 (inception) through June 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. The company ceased paying these quarterly fees and periodic cost reimbursements following the consummation of the Business Combination.
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

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
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
Effective as of May 14, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commissions in the amount of approximately

$
10.9

million, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the three and six months ended June 30, 2022 for
$10.6
million, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of approximately

$280,000
was recorded for the three and six months ended June 30, 2022, which represents the original amount.
Deferred Legal Fees
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer the payment of their fees until the closing of the initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $6.2 million and $4.0 million, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.
Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 31,116,305 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$311,163,050
Less:
Offering costs allocated to Class A shares subject to possible redemption	(17,138,390)
Proceeds allocated to Public Warrants at issuance	(5,948,230)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	23,086,620
Class A ordinary shares subject to possible redemption at December 31, 2021	311,163,050
Remeasurement of Class A common stock subject to possible redemption amount	352,842

Class A ordinary shares subject to possible redemption at June 30, 2022	$311,515,892

Note
8-Shareholders’
Deficit
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 31,116,305 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 20, 2021, the Company issued 7,187,500 Class B ordinary shares. On March 22, 2021, the Company effected a share capitalization resulting in an aggregate of 7,906,250 Class B ordinary shares issued and outstanding. Of the 7,906,250 Class B ordinary shares outstanding, up to 1,031,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,616,305 Units with the remaining portion of the over-allotment option expiring at the conclusion of the
45-day
option period. As a result, an aggregate of 127,174 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option. As of June 30, 2022 and December 31, 2021, there were 7,779,076 Class B ordinary shares issued and outstanding.
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

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares iss
ued or outstanding.
Note
9-Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 15,446,522 warrants outstanding, comprised of 6,223,261 and 9,223,261 Public Warrants and Private Placement Warrants, respectively.
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

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

•
if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note
10-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$311,615,892	$—	$—
Liabilities:
Derivative warrant liabilities-public	$6,534,420	$—	$—
Derivative warrant liabilities-private	$—	$—	$9,684,420
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$311,175,471	$—	$—
Liabilities:
Derivative warrant liabilities-public	$10,392,850	$—	$—
Derivative warrant liabilities-private	$—	$—	$15,402,850
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on April 1, 2021 because the Public Warrants were separately listed and traded in an active market. There were no transfers between levels for the six months ended June 30, 2022 or for the period from January 13, 2021 (inception) through June 30, 2021.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) to the unaudited condensed statements of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $4.3 million and ($11.2 million), respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and for the period from January 13, 2021 (inception) through June 30, 2021, the Company recognized a gain/(loss) to the unaudited condensed statements of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $9.6 million and ($11.0 million), respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
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

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Share price	$9.95	$9.98
Volatility	11.8%	21.8%
Expected life of the options to convert	5.05	5.50
Risk-free rate	3.0%	1.3%
Dividend yield	—	—
The change in the fair value of the Level 3 derivative warrant liabilities for the period from January 13, 2021 (inception) through June 30, 2022 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at January 13, 2021 (inception)	$—	$—	$—
Issuance of Public and Private Warrants	5,948,230	9,047,530	14,995,760
Transfer to Level 1	(10,455,080)	—	(10,455,080)
Change in fair value of derivative warrant liabilities	4,506,850	6,355,320	10,862,170

Derivative warrant liabilities at December 31, 2021	$—	$15,402,850	$15,402,850

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at December 31, 2021	$—	$15,402,850	$15,402,850
Change in fair value of derivative warrant liabilities	—	(3,135,910)	(3,135,910)

Derivative warrant liabilities at March 31, 2022	—	12,266,940	12,266,940
Change in fair value of derivative warrant liabilities	—	(2,582,520)	(2,582,520)

Derivative warrant liabilities at June 30, 2022	$—	$6,534,420	$6,534,420

Note
11-Subsequent
Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued. Except as discussed below, there are no such events requiring potential adjustment to or disclosure in the unaudited condensed financial statements and the Company has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.
Business Combination
On
 July 21, 2022, subsequent to the fiscal quarter ended June 30, 2022, consummated the previously announced Business Combination with OPAL HoldCo, and OPAL Fuels, pursuant to the Business Combination Agreement.
Holders of 27,364,124 Class A ordinary shares sold in ArcLight’s initial public offering (the “public shares”) properly exercised their right to have their public shares redeemed for a full pro rata portion of the trust account holding the proceeds from ArcLight’s initial public offering, calculated as of two business days prior to the Closing, which was approximately $10.00 per share, or $274,186,522 in the aggregate.
Cash proceeds of the Business Combination were funded through a combination of Company cash held in trust, net of redemptions, and $110,806,000 in aggregate gross proceeds to New OPAL from the PIPE Investment.
Credit Agreement
On August 4, 2022, OPAL Fuels Intermediate Holdco 2 LLC (“OPAL Intermediate Holdco 2”), a wholly-owned subsidiary the Company, entered into a new senior secured credit facility (the “Credit Agreement”) with OPAL Intermediate Holdco 2 as the Borrower, direct and indirect subsidiary of the Borrower as Guarantors, the lenders party thereto (the “Lenders”), Bank of Montreal as the administration agent, and Wilmington Trust as collateral and depositary agent. The Credit Agreement provides for an approximately two year delayed term loan facility (the “DDTL Facility”) of up to a maximum aggregate principal amount of $100.0 million and Debt Service Reserve facility (the “DSR Facility”) of up to a maximum aggregate principal amount of $5.0 million. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary Guarantors and the proceeds of DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account.
The outstanding borrowings under the Credit Agreement bear interest at the benchmark rate of adjusted Term SOFR plus (i) for the period from closing to the earlier of the date of conversion of the construction loan to a term loan (the “Conversion Date”) or September 30, 2024, a spread of 3.5%, and (ii) thereafter a spread of 3.75%. Accrued interest on amounts outstanding under the DDTL Facility must be paid on the last day of each applicable interest period. The outstanding principal amount of the DDTL Facility is subject to quarterly amortization payments commencing September 30, 2024 equal to 2.5% of the aggregate principal amount of the outstanding term loan balance as of the Conversion Date, subject to adjustment based on certain mandatory prepayments, with the balance due at maturity. The DSR Facility is due at maturity. The Credit Agreement matures on August 4, 2027.
Forward Purchase Agreement
On July 18, 2022, the Company entered into a forward share purchase agreement (the “Purchase Agreement”) with Meteora Capital Partners and its affiliates (collectively, “Meteora”) pursuant to which, provided that so long as Meteora will have acquired from redeeming shareholders of the Company at least 1,900,000 ArcLight Class A ordinary shares as of the closing of the Company’s Business Combination with
OPAL
Fuels, and has not redeemed any of such the Company’s Class A ordinary shares, in connection with the Business Combination, then Meteora may elect to sell and transfer to the combined company following the Business Combination (the “Combined Company”), and the Combined Company will purchase from Meteora, on the six month anniversary of the closing of the Business Combination, up to 2,000,000 shares of Class A common stock of the Combined Company (the “Share Repurchase”) held by Meteora at the time of closing of the Business Combination (the “Meteora Shares”). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed thereto in the Purchase Agreement.

OPAL FUELS INC.
(f/k/a ArcLight Clean Transition Corp. II)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The price at which Meteora has the right to sell the Meteora Shares to the Combined Company is $10.02 per share. Meteora will notify the Combined Company in writing not less than five (5) business days prior to the closing date of the Share Repurchase (the “Put Date”), specifying the number of Meteora Shares that the Combined Company will be required to purchase.
Pursuant to the Purchase Agreement, Meteora is also permitted at its election to sell any or all of the Meteora Shares in the open market commencing after the closing of the Business Combination, so long as the sale price exceeds $10.02 per share prior to the payment of any commissions due by Meteora for such sale.
Pursuant to an escrow agreement (the “Escrow Agreement”), to be entered into by and among Continental Stock Transfer and Trust Co. (“Continental”) and Meteora, to secure its purchase obligation to Meteora, at the closing of the Business Combination, the Company will place into escrow with Continental an aggregate amount of up to $20,040,000 (the “Escrow Amount”). If and when Meteora sells the Meteora Shares to any third party, an amount equal to the Combined Company’s purchase price obligation for that portion of such Meteora Shares, which Meteora sells in the open market, will be released from escrow to the Combined Company.
In exchange for the Company’s commitment to purchase the Meteora Shares on the Put Date, Meteora agrees to continue to hold, and not to redeem, the Meteora Shares prior to the closing date of the Business Combination. In consideration for Meteora’s entry into the Purchase Agreement and the transactions and covenants therein, the Company shall, at its option, (i) issue to Meteora 112,500 shares of Class A common stock of the Combined Company or (ii) pay to Meteora a cash payment in the amount of $600,000 upon consummation of the Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to ArcLight Clean Transition Corp. II prior ot the closing of the Business Combination. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding the Company’s or the Company’s management team’s expectations, hopes, intentions or strategies regarding the future, including those related to the Business Combination, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
We were incorporated on January 13, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). Our sponsor is ArcLight CTC Holdings II, L.P., a Delaware limited partnership (our “Sponsor”).
We completed our initial public offering (the “Initial Public Offering”) on March 25, 2021 and completed a Business Combination on July 21, 2022 as further described in Note 1 – Description of Organization, Business Operations and Basis of Presentation and Note 11 – Subsequent Events, to our unaudited condensed financial information contained elsewhere in this report.

Results of Operations
Our entire activity since inception through June 30, 2022 relates to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents and non-operating
income in the form of interest and investment income on investments held in Trust Account from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended June 30, 2022, we had net income of approximately $3.3 million from changes in the value of derivative warrant liabilities of approximately $4.3 million, an unrealized gain on investments held in Trust Account of approximately $416,000 and a $280,000 gain on the settlement of underwriting fees, partially offset by approximately $1.7 million in general and administrative costs.
For the three months ended June 30, 2021, we had a net loss of approximately $11.6 million from changes in the value of derivative warrant liabilities of approximately $11.2 million and approximately $0.4 million in general and administrative costs.
For the six months ended June 30, 2022, we had a net income of approximately $7.2 million from changes in the value of derivative warrant liabilities of approximately $9.6 million, an unrealized gain on investments held in Trust Account of approximately $440,000 and a $280,000 gain on the settlement of underwriting fees, partially offset by approximately $3.1 million in general and administrative costs.
For the period from January 13, 2021 (inception) through June 30, 2021, we had a net loss of approximately $11.9 million from changes in the value of derivative warrant liabilities of approximately $11.0 million, financing costs of approximately $0.5 million and approximately $0.5 million in general and administrative costs.
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $219,000 in our operating bank account and working capital of approximately $662,000.
Our liquidity needs up to June 30, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), a loan under a promissory note from our Sponsor of approximately $172,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide the Company with Working Capital Loans. On May 16, 2022, we entered into a non-interest
bearing promissory note with the Sponsor for $1,000,000.
We continue to evaluate the impact of the
COVID-19
pandemic and have concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We used substantially all of the funds held in the Trust Account to complete the Business Combination and to fund the redemption of common stock.
Contractual Obligations
As of June 30, 2022, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an administrative services agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. The Company ceased paying these quarterly fees and periodic cost reimbursements following the consummation of the Business Combination.
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
Effective as of May 14, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commissions in the amount of approximately $10.9 million, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the three and six months ended June 30, 2022 for $10.6 million, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of approximately $280,000 was recorded for the three and six months ended June 30, 2022, which represents the original amount.
Administrative Services Agreement
On March 25, 2021, we entered into an agreement that provided that, commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the sponsor $10,000 per month for office space, secretarial and administrative services provided to us. We incurred $30,000 and $30,000 in expenses in connection with such services for the three months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. We incurred $60,000 and $40,000 in expenses in connection with such services for the six months ended June 30, 2022 and for the period from January 13, 2021 (inception) through June 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. The Company ceased paying these quarterly fees and periodic cost reimbursements following the consummation of the Business Combination.
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

Deferred Legal Fees
We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer the payment of their fees until the closing of the initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $6.2 million and $4.0 million, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 9, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such, the term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 25, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

Item 1A. Risk Factors.
As a result of closing of the Business Combination on July 21, 2022, the risk factors previously disclosed Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the final prospectus with respect to the Business Combination, filed with the SEC on June 27, 2022 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of December 2, 2021, by and among ArcLight, OPAL Fuels and OPAL HoldCo.(1)

3.1	Certificate of Incorporation of OPAL Fuels Inc. (1)

3.2	Bylaws of OPAL Fuels Inc. (1)

4.1	Specimen Warrant Certificate.(1)

4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and ArcLight, dated March 22, 2021.(1)

10.1	Letter Agreement, dated as of March 25, 2021, by and among ArcLight CTC Holdings II, L.P., ArcLight and certain other parties thereto.(1)

10.2	Form of Subscription Agreement.(1)

10.3	Form of Amendment No. 1 to the Subscription Agreement.(1)

10.4	Investor Rights Agreement, dated July 21, 2022, by and among OPAL Fuels Inc., ArcLight CTC Holdings II, LP, and other persons named therein. (1)

10.5
Forward Purchase Agreement, dated July 18, 2022, among ArcLight Clean Transition Corp. II, Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 18, 2022).

10.6	Promissory Note, dated as of May 16, 2022, by and between Arclight and Sponsor.

31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2022 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2022.

OPAL FUELS INC.

By:	/s/ Ann Anthony
Name: Ann Anthony
Title: Chief Financial Officer