Form 10-Q
period 2022-09-30
OPAL Fuels Inc.
filed 2022-11-14
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________ to ____________

Commission File Number 001-40272

OPAL FUELS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1578357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North Lexington Avenue, Suite 1450
White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)
(914) 705-4000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	OPAL	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	OPALW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of November 11, 2022, a total of 25,671,390 shares of Class A common stock, par value $0.0001 per share, and 144,399,037 shares of Class D common stock, par value $0.0001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
●    the failure to realize the benefits of the Business Combination (as defined herein), which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;

●    our success in retaining or recruiting, our principal officers, key employees or directors;
●    intense competition and competitive pressures from other companies in the industry in which we operate;

●    increased costs of, or delays in obtaining, key components or labor for the construction and completion of LFG and livestock waste projects that generate electricity and renewable natural gas (“RNG”) and compressed natural gas (“CNG”) and hydrogen dispensing stations;

●    factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;

●    macroeconomic conditions related to the global COVID-19 pandemic;
●    the reduction or elimination of government economic incentives to the renewable energy market;
●    factors associated with companies, such as us, that are engaged in the production and integration of RNG, including (i) anticipated trends, growth rates and challenges in those businesses and in the markets in which they operate (ii) contractual arrangements with, and the cooperation of, landfill and livestock biogas conversion project site owners and operators and operators, on which we operate our LFG and livestock waste projects that generate electricity and (iii) RNG prices for Environmental Attributes, LCFS credits and other incentives;
●    the ability to identify, acquire, develop and operate renewable projects and fueling stations ("Fueling Stations");
●    our ability to issue equity or equity-linked securities or obtain debt financing;
●    the demand for renewable energy not being sustained;
●    impacts of climate change, changing weather patterns and conditions and natural disasters;
●    the effect of legal, tax and regulatory changes; and
●    other factors detailed under the section entitled “Risk Factors.”
The forward-looking statements contained in this Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED BALANCE SHEETS	F-1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY	F-5
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4.	CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 1A.	RISK FACTORS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	47
ITEM 4.	MINE SAFETY DISCLOSURES	47
ITEM 5.	OTHER INFORMATION	48
ITEM 6.	EXHIBITS	48
SIGNATURES		50

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (includes $10,045 and $1,991 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	$25,286	$39,314
Accounts receivable, net (includes $1,129 and $40 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	36,660	25,391
Restricted cash - current (includes $7,623 and $— at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	41,419	—
Short term investments ( includes $15,411 and $— at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	146,936	—
Fuel tax credits receivable	3,442	2,393
Contract assets	14,676	8,484
Parts inventory	6,570	5,143
Environmental credits held for sale	1,224	386
RNG inventory	2,094	—
Prepaid expense and other current assets (includes $268 and $113 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	6,513	5,482
Derivative financial assets, current portion	1,435	382
Total current assets	286,255	86,975
Capital spares	3,333	3,025
Property, plant, and equipment, net (includes $50,099 and $27,794 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	250,355	169,770
Investment in other entities	48,708	47,150
Note receivable	—	9,200
Note receivable - variable fee component	1,865	1,656
Deferred financing costs	3,522	2,370
Other long-term assets	489	489
Intangible assets, net	2,266	2,861
Restricted cash - non-current (includes $2,867 and $1,163 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	4,655	2,740
Goodwill	54,608	54,608
Total assets	$656,056	$380,844
Liabilities and Equity
Current liabilities:
Accounts payable (includes $2,783 and $544 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	5,798	12,581
Accounts payable, related party	489	166
Fuel tax credits payable	2,668	1,978
Accrued payroll	5,266	7,652
Accrued capital expenses (includes $1,493 and $1,722 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	9,284	5,517
Accrued expenses and other current liabilities	16,063	7,220
Contract liabilities	6,750	9,785
Senior Secured Credit Facility - term loan, current portion, net of debt issuance costs	70,179	73,145

Senior Secured Credit Facility - working capital facility, current portion	7,500	7,500
OPAL Term Loan, current portion	28,432	13,425
Sunoma loan, current portion (includes $— and $756 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	—	756
Convertible Note Payable	27,964	—
Municipality loan	121	194
Derivative financial liability, current portion	4,648	992
Other current liabilities	832	374
Asset retirement obligation, current portion	1,586	831
Total current liabilities	187,580	142,116
Asset retirement obligation, non-current portion	4,382	4,907
OPAL Term Loan	60,816	59,090
Convertible Note Payable	—	58,710
Sunoma loan, net of debt issuance costs (includes $22,080 and $16,199 at September 30, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	22,080	16,199
Municipality loan	—	84
Derivative warrant liabilities	22,410	—
Earn out liabilities	39,500	—
Other long-term liabilities	597	4,781
Total liabilities	337,365	285,887
Commitments and contingencies
Redeemable preferred non-controlling interests	135,303	30,210
Redeemable non-controlling interests	1,222,657	63,545
Stockholders' (deficit) equity
Class A common stock, $0.0001 par value, 337,852,251 shares authorized as of September 30, 2022; 25,671,390 and 0 shares, issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	—
Class B common stock, $0.0001 par value, 157,498,947 shares authorized as of September 30, 2022; None issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class C common stock, $0.0001 par value, 154,309,729 shares authorized as of September 30, 2022; None issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class D common stock, $0.0001 par value, 154,309,729 shares authorized as of September 30, 2022; 144,399,037 issued and outstanding at September 30, 2022 and December 31, 2021	14	14
Additional paid-in capital	—	—
Accumulated deficit	(1,066,137)	—
Accumulated other comprehensive income	178	—
Total Stockholders' (deficit) equity attributable to the Company	(1,065,943)	14
Non-redeemable non-controlling interests	26,674	1,188
Total Stockholders' (deficit) equity	(1,039,269)	1,202
Total liabilities, Redeemable preferred, Redeemable non-controlling interests and Stockholders' (deficit) equity	$656,056	$380,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
				(Restated)
Revenues:
RNG fuel	$32,381	$17,892	$83,196	$37,066
Fuel station services	23,227	18,387	55,524	35,560
Renewable Power	10,942	10,905	30,094	32,342
Total revenues	66,550	47,184	168,814	104,968
Operating expenses:
Cost of sales - RNG fuel	20,959	11,973	51,843	23,053
Cost of sales - Fuel station services	20,886	15,458	49,643	29,775
Cost of sales - Renewable Power	7,645	6,064	23,593	23,952
Selling, general, and administrative	15,751	7,922	34,561	19,107
Depreciation, amortization, and accretion	3,258	2,613	9,816	6,672
Total expenses	68,499	44,030	169,456	102,559
Operating (loss) income	(1,949)	3,154	(642)	2,409
Other (expense) income:
Interest and financing expense, net	(776)	(2,354)	(7,184)	(5,659)
Change in fair value of derivative instruments, net	(1,908)	(27)	(1,580)	(10)
Other income	6,308	—	6,308	—
Gain on acquisition of equity method investment	—	—	—	19,818
Income from equity method investments	3,694	—	3,658	2,392
Income before provision for income taxes	5,369	773	560	18,950
Provision for income taxes	—	—	—	—
Net income	5,369	773	560	18,950
Net income (loss) attributable to redeemable non-controlling interests	4,161	—	(2,584)	—
Net loss attributable to non-redeemable non-controlling interests	(325)	(216)	(824)	(414)
Paid-in-kind preferred dividends (1)	2,658	—	5,093	—
Net income attributable to OPAL Fuels	—	989	—	$19,364
Net loss attributable to Class A common stockholders	$(1,125)	$—	$(1,125)	$—

Weighted average shares outstanding of Class A common stock :
Basic	25,671,390	—	25,671,390	—
Diluted	25,823,772	—	25,823,772	—
Per share amounts:
Basic (2)	$(0.04)	$—	$(0.04)	$—
Diluted (2)	$(0.06)	$—	$(0.06)	$—
(1) Paid-in-kind preferred dividend is allocated between redeemable non-controlling interests and Class A common stockholders basis their weighted average percentage of ownership. Please see Note.14 Redeemable non-controlling interests, redeemable preferred non-controlling interests and stockholders' equity for additional information.

(2) Loss per share information has not been presented for the periods prior to the Business Combination (as defined in Note 3, Business Combination), as it would not be meaningful to the users of these unaudited condensed consolidated financial statements, Refer to Note 3, Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
				(Restated)
Net income	$5,369	$773	$560	$18,950
Other comprehensive income:
Net unrealized gain on cash flow hedges	1,189	—	1,189	—
Total comprehensive income	6,558	773	1,749	18,950
Net income attributable to Redeemable non-controlling interests	6,509	—	2,199	—
Other comprehensive income attributable to Redeemable non-controlling interests	1,011	—	1,011	—
Comprehensive loss attributable to non-redeemable non-controlling interests	(325)	(216)	(824)	(414)
Paid-in-kind preferred dividends	310	—	310	—
Comprehensive income attributable to OPAL Fuels	—	989	—	19,364
Comprehensive loss attributable to Class A common stockholders	$(947)	$—	$(947)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Legacy Series A-1 Preferred Units		Legacy Common Units		Class A common stock		Class D common stock							Mezzanine Equity
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Total Stockholders' Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2021, as previously reported	300,000	$30,210	1,000	$47,592	—	$—	—	$—	$—	$15,967	$—	$1,188	$64,747	$—	$—
Retroactive application of recapitalization	(300,000)	(30,210)	(1,000)	(47,592)	—	—	144,399,037	14	—	(15,967)	—	—	(63,545)	30,210	63,545
December 31, 2021, as adjusted	—	—	—	—	—	—	144,399,037	14	—	—	—	1,188	1,202	30,210	63,545
Net loss	—	—	—	—	—	—	—	—	—	—	—	(242)	(242)	—	(4,225)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	5,738	5,738	—	(95)
Amortization on payment to acquire non-redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(91)
Issuance of Redeemable preferred non-controlling interest, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	25,000	(267)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	160
Paid-in-kind preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	717	(717)
March 31, 2022	—	—	—	—	—	—	144,399,037	14	—	—	—	6,684	6,698	55,927	58,310
Net loss	—	—	—	—	—	—	—	—	—	—	—	(257)	(257)	—	(85)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	11,211	11,211	—	47
Amortization on payment to acquire non-redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)
Redeemable preferred non-controlling interest issuance, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	75,000	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	160
Paid-in-kind preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	1,718	(1,718)
June 30, 2022	—	—	—	—	—	—	144,399,037	14	—	—	—	17,638	17,652	132,645	56,622
Net loss	—	—	—	—	—	—	—	—	—	(815)	—	(325)	(1,140)	—	6,509
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	—	—	—	178	—	178		1,011
Issuance of common stock from the reverse recapitalization and PIPE Investments, net of warrant liability, put option and earnout liability	—	—	—	—	22,611,857	2	—	—	68,255	—	—	—	68,257	—	—
Conversion of Convertible Note Payable to common shares	—	—	—	—	3,059,533	—	—	—	30,595	—	—	—	30,595	—	—
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	—	—	(95,711)	(1,065,012)	—	—	(1,160,723)	—	1,160,723
Proceeds from non-redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,158)	—	—	9,361	6,203	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	19	—	—	—	19	—	140
Paid-in-kind preferred dividend	—	—	—	—	—	—	—	—	—	(310)	—	—	(310)	2,658	(2,348)
September 30, 2022	—	$—	—	$—	25,671,390	$2	144,399,037	$14	$—	$(1,066,137)	$178	$26,674	$(1,039,269)	$135,303	$1,222,657

	Legacy Common Units		Class D common stock
	Units	Amount	Shares	Amount	Retained earnings	Non-redeemable non-controlling interests	Total Stockholders' Equity	Redeemable non-controlling interests
December 31, 2020, as previously reported	986	$49,170	—	$—	$(25,396)	$6,685	$30,459	$—
Retroactive application of recapitalization	(986)	(49,170)	142,377,450	14	25,396	—	(23,760)	23,760
December 31, 2020, as adjusted	—	—	142,377,450	14	—	6,685	6,699	23,760
Net loss	—	—	—	—	—	(88)	(88)	(427)
Issuance of non-redeemable non-controlling interest	—	—	—	—	—	6,223	6,223	3,808
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	1,766
Distributions to redeemable non-controlling interests	—	—	—	—	—	—	—	(2,103)
Stock-based compensation	—	—	—	—	—	—	—	160
March 31, 2021	—	—	142,377,450	14	—	12,820	12,834	26,964
Net loss	—	—	—	—	—	(110)	(110)	18,802
Issuance of non-redeemable non-controlling interest	—	—	—	—	—	5,171	5,171	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	5,756
Distributions to redeemable non-controlling interests								(1,592)
Stock-based compensation	—	—	—	—	—	—	—	160
June 30, 2021	—	—	142,377,450	14	—	17,881	17,895	50,090
Net loss	—	—	—	—	—	(216)	(216)	989
Issuance of non-redeemable non-controlling interest	—	—	—	—	—	27,545	27,545	(4,523)
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	397
Stock-based compensation	—	—	—	—	—	—	—	159
September 30, 2021	—	$—	142,377,450	$14	$—	$45,210	$45,224	$47,112
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
		(Restated)
Cash flows from operating activities:
Net income	$560	$18,950
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from equity method investments	(3,658)	(2,392)
Depreciation and amortization	9,581	6,510
Amortization of deferred financing costs	1,514	678
Amortization of PPA liability	—	(194)
Accretion expense related to asset retirement obligation	235	162
Stock-based compensation	479	479
Paid-in-kind interest income	(209)	(101)
Change in fair value of Convertible Note Payable	(151)	2,250
Unrealized loss on derivative financial instruments	1,677	1,553
Gain on extinguishment of contingent liability	(4,362)	—
Gain on repayment of Note receivable	(1,943)	—
Gain on acquisition of equity method investment	—	(19,818)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(11,269)	(237)
Proceeds received on previously recorded paid-in-kind interest income	288	—
Fuel tax credits receivable	(1,049)	(42)
Capital spares	(308)	1,608
Brown gas and parts inventory	(3,520)	(804)
Environmental credits held for sale	(838)	(1,086)
Prepaid expense and other current assets	(996)	1,348
Contract assets	(6,192)	(1,725)
Accounts payable	(6,734)	6,970
Accounts payable, related party	323	1,268
Fuel tax credits payable	690	1,545
Accrued payroll	(2,386)	(549)
Accrued expenses	8,561	3,672
Other current and non-current liabilities	453	8,794
Contract liabilities	(3,035)	58
Net cash (used in) provided by operating activities	(22,289)	28,897
Cash flows from investing activities:
Purchase of property, plant, and equipment	(84,949)	(63,393)
Cash acquired on acquisition of equity method investment	—	1,955
Cash paid for short term investments	(146,936)	—
Cash paid for investment in other entity	—	(1,570)
Purchase of Note receivable	—	(10,450)
Proceeds received from repayment of Note receivable	10,855	—
Distributions received from equity method investment	2,100	3,695
Net cash used in investing activities	(218,930)	(69,763)
Cash flows from financing activities:
Proceeds from Sunoma loan	4,593	14,191
Proceeds from OPAL Term Loan	27,500	—
Proceeds received from Business Combination	138,850	—
Financing costs paid to other third parties	(8,462)	(75)
Repayment of Senior Secured Credit Facility	(3,674)	(3,835)

Repayment of OPAL Term Loan	(11,277)	—
Repayment of Municipality loan	(157)	—
Proceeds from sale of non-redeemable non-controlling interest	23,152	21,579
Proceeds from sale of non-controlling interest, related party	—	16,645
Proceeds from issuance of redeemable preferred units	100,000	—
Contributions from members	—	7,919
Distributions to members	—	(3,695)
Net cash provided by financing activities	270,525	52,729
Net increase in cash, restricted cash, and cash equivalents	29,306	11,863
Cash, restricted cash, and cash equivalents, beginning of period	42,054	15,388
Cash, restricted cash, and cash equivalents, end of period	$71,360	$27,251
Supplemental disclosure of cash flow information
Interest paid, net of $— and $531 capitalized, respectively	$7,013	$2,405
Noncash investing and financing activities:
Issuance of Convertible Note Payable related to business acquisition, excluding paid-in-kind interest	$—	$55,410
Fair value of Class A common stock issued for redemption of Convertible Note Payable	$30,595	$—
Fair value of Derivative warrant liabilities assumed related to Business Combination	$13,524	$—
Fair value of Earnout liabilities related to Business Combination	$45,900	$—
Fair value of put option on a forward purchase agreement related to Business Combination	$4,600	$—
Fair value of contingent consideration to redeem the non-controlling interest included in other long-term liabilities	$183	$—
Paid-in-kind dividend on redeemable preferred non-controlling interests	$5,093	$—
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$9,284	$789
Accrual for deferred financing costs included in Accrued expenses and other current liabilities	$282	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization and Description of Business

OPAL Fuels Inc. (including its subsidiaries, the "Company", “OPAL,” “we,” “us” or “our”) is a renewable energy company specializing in the capture and conversion of biogas for the (i) production of RNG for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of Renewable Power for sale to utilities, (iii) generation and sale of Environmental Attributes associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. OPAL also designs, develops, constructs, operates and services Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The biogas conversion projects ("Biogas Conversion Projects") currently use landfill gas and dairy manure as the source of the biogas. In addition, we have recently begun implementing design, development, and construction services for hydrogen Fueling Stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.

The Company (formerly known as ArcLight Clean Transition Corp. II) was incorporated as a Cayman Islands exempted company on January 13, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On December 2, 2021, the Company, OPAL HoldCo LLC ("OPAL Holdco") and OPAL Fuels LLC, a Delaware limited liability company ("OPAL Fuels"), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). On July 21, 2022, we closed the Business Combination Agreement and consummated the transactions contemplated thereby (the “Business Combination”). The Business Combination Agreement and the Business Combination were unanimously approved by the boards of directors of the Company and OPAL Fuels, and also approved by OPAL Holdco, the sole member of OPAL Fuels.

Pursuant to the Business Combination Agreement, on July 21, 2022, (the "Closing Date"), Arclight changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the "Domestication"). Following the Domestication, on July 21, 2022, Arclight changed its name to "OPAL Fuels Inc." and each outstanding ArcLight Class B ordinary share converted into one ArcLight Class A ordinary share, each outstanding ArcLight Class A ordinary share became one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and each outstanding warrant to purchase one ArcLight Class A ordinary share became a warrant to purchase one share of the Company's Class A common stock at an exercise price of $11.50 per share. Following the consummation of the Business Combination on July 21, 2022, the Company was organized in an “Up-C” structure. The Company is the managing member of OPAL Fuels. OPAL Fuels directly or indirectly holds substantially all of the consolidated assets and business of the Company. Please see Note 3 Business Combination for additional information.
All amounts in these footnotes are presented in thousands of dollars except per share data.
COVID-19 Impact
In March 2020, the World Health Organization categorized the coronavirus disease 2019 ("COVID-19") as a pandemic and the President of the United States declared the COVID-19 outbreak as a national emergency. Management considered the impact of COVID-19 on the assumptions and estimates used and determined that, because the Company was deemed to be an essential business by the U.S. government and incurred neither layoffs of personnel nor a decline in its customer base or business operations. There was no material adverse impact on the Company's statement of position and result of operations as of, and for the three and nine months ended September 30, 2022.
The future impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted.
Liquidity and Capital Resources

As of September 30, 2022, our liquidity consisted of cash and cash equivalents including restricted cash of $71,360 and short term investments of $146,936.
As of September 30, 2022, we had total indebtedness excluding the deferred financing costs of $219,987 which primarily consisted of $77,679 under the Senior Secured Credit Facility, $27,964 under the Convertible Note Payable, $91,223 under the OPAL Term Loan, $121 under the Municipality loan, and $23,000 under the Sunoma Loan. The amount outstanding under the Senior Secured Credit Facility is due to be repaid in December 2022 and therefore has been classified as a current liability.
In August 2022, we entered into a delayed draw term loan facility for $105,000 to fund the construction of new RNG facilities which is available for us to drawdown upon achievement of certain milestones. In July 2022, we received a redemption notice from Biotown Bio Gas LLC ("Biotown") for the Note receivable and the Company subsequently received $11,555 consisting of the principal balance $10,915, prepayment penalty of $546 and accrued interest of $94. Additionally, we have drawn $12,500 in September 2022 and $12,500 in October 2022 under the OPAL Term Loan following the commencement of operations of two additional RNG facilities. We entered into an amendment to the OPAL Term Loan to extend the commitment date to March 2023 for the remaining $10,000.
We expect that our available cash, together with our other assets, expected cash flows from operations, available lines of credit under various debt facilities and access to expected sources of capital will be sufficient to meet our existing commitments for a period of at least twelve months following the date of this report.
To fuel future growth, we anticipate seeking additional capital through equity offerings or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our project development efforts. We may be unable to obtain any such additional financing on acceptable terms or at all. Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts, needed, we could be required to delay, scale back, or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition, and operating results.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Restatement of Financial Statements
Our condensed consolidated statements of operations for the nine months ended September 30, 2021 and condensed consolidated statements of changes in Redeemable non-controlling interest, Redeemable preferred non-controlling interests and stockholders' equity as of September 30, 2021 have been restated for certain errors made with regard to accounting for certain commodity swap agreements which the Company entered into in December 2018 and November 2019, recording of certain invoices related to construction in progress in the wrong period and for the gross up of revenue for certain federal and state taxes collected by the Company on behalf of the customer, which the Company subsequently remitted to the government.
Restatement relating to commodity swap contracts

In December 2018, the Company signed an amendment to an existing power purchase agreement (“PPA”) which converted the PPA into a swap structure whereby the Company was able to sell the capacity separately and schedule the sale of electricity independent of the PPA. Post the amendment and conversion to a swap, the counterparty agreed to pay the Company the difference between the market price collected from the sale of the electricity and the contract price in the PPA. The contract was expected to be net settled in cash on a monthly basis. Please see Note 10 Derivative Financial Instruments for additional information.

In November 2019, the Company entered into an International Swaps and Derivatives Association(“ISDA”) agreement pursuant to which, the Company entered into a commodity swap contract for a notional quantity of 87,720 MWh at 5MWh per hour for a period of two years — 2020 and 2021 at a fixed contract price of $35.75 per MWh. The swap was expected to be net settled in cash on a monthly basis. Additionally, the Company entered into another commodity swap contract for a notional quantity of 26,280 MWh at 3 MWh per hour for one year - 2022. Please see Note 10 Derivative Financial Instruments for additional information.

The Company recorded $169 of realized gain on the above swap arrangements as part of Revenues in its consolidated statements of operations for the nine months ended September 30, 2021. The Company previously reported this gain as part of Revenues in the condensed consolidated statement of operations but the gain was not properly disclosed in the notes to the financial statements.

The Company concluded that these two contracts were economic hedges against market price volatility and are considered as derivatives under ASC 815 Derivatives and Hedging, which required the Company to record mark to market unrealized gain (loss) in its condensed consolidated statements of operations.

The Company did not record an unrealized loss of $2,824 for the nine months ended September 30, 2021. Therefore, the Company restated its Revenues - RNG Fuel by $2,824 for the nine months ended September 30, 2021.

Restatement relating to taxes collected on behalf of customers

The Company collects federal and state taxes on its revenues generated from customers in our RNG Fuel segment and remits the same to the government subsequently. The Company concluded that these taxes should be presented on a net basis in Revenues-RNG fuel in its condensed consolidated statements of operations. Therefore, the Company restated its revenues and cost of sales by $1,140 for the nine months ended September 30, 2021. This adjustment did not have any impact on net income reported for the nine months ended September 30, 2021.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and includes the accounts of the Company and all other entities in which the Company has a controlling financial interest: Fortistar Methane 3 LLC (“FM3”), Fortistar Methane 4 LLC, Beacon RNG LLC (“Beacon”) Sunoma Holdings, LLC (“Sunoma”), Emerald RNG LLC (“Emerald”), Sapphire RNG LLC (“Sapphire”), New River LLC (“New River”), Reynolds NRG LLC (“Reynolds”), Beacon RNG LLC (“Beacon”), Central Valley LLC (“Central Valley”), Fortistar Contracting LLC, Fortistar RNG LLC, and OPAL Fuel station services LLC (“Fuel station services”). The Company’s condensed consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' equity in the condensed consolidated balance sheets and as a non-redeemable non-controlling interests in the condensed consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' equity.
The accompanying condensed consolidated financial statements reflect the activities of the Company, its subsidiaries, and its equity method investments for the nine months ended September 30, 2022 and 2021. Investments in unconsolidated entities in which the Company can influence the operating or financial decisions are accounted for under the equity method. As of September 30, 2022 and December 31, 2021, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road") and GREP BTB Holdings LLC ("GREP") under the equity method. The Company's interests in Beacon for the period between January 1, 2021 and April 30, 2021 were accounted for under the equity method. Beacon was consolidated after acquisition of remaining ownership interests increasing the ownership interest from 44.3% to 100% on May 1, 2021. Please see Note 4. Investment in other entities, for additional information.
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8K, which was filed with SEC on July 27, 2022. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.
Business Combination
The Business Combination was accounted for as a reverse recapitalization as OPAL Fuels was determined to be the accounting acquirer under Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. OPAL HoldCo held a controlling financial interest in OPAL Fuels prior to the closing date. At transaction close, OPAL HoldCo obtained a controlling financial interest in the Company and indirectly retained control over OPAL Fuels through the Company. OPAL HoldCo did not relinquish control over OPAL Fuels during the transaction, instead it affected a transfer of a controlled subsidiary (i.e., OPAL Fuels) to a newly-controlled subsidiary (i.e., OPAL Fuels Inc) and in exchange for issuing Class A common units of OPAL Fuels for the net assets of the Company. As there was no change in control, OPAL Fuels has been determined to be the accounting acquirer. Under this method of accounting, ArcLight is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the transaction is treated as the equivalent of OPAL Fuels issuing stock for the net assets of ArcLight, accompanied by a recapitalization. The net assets of ArcLight are stated at historical cost, with no goodwill or other intangible assets recorded. Results of operations prior to Business Combination are presented as belonging to OPAL Fuels in future reports of the combined entity. The recapitalization had no effect on reported net loss and comprehensive income, cash flows, total assets or members' equity as previously reported. See Note 3. Business Combination, for additional information.
The Business Combination resulted in an umbrella partnership corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed OPAL Fuels equity holders to retain their equity ownership in OPAL Fuels, an entity that is classified as a partnership for U.S. federal income tax purposes, and provides potential future tax benefits for the Company when the OPAL Fuels equity holders ultimately redeem their pass-through interests for shares of Class A common stock in OPAL Fuels Inc.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of stock-based compensation, asset retirement obligations, the estimated losses on our trade receivables, the fair value of the Convertible Note Payable (as defined below), the impairment assessment of goodwill, and the fair value of derivative instruments. Actual results could differ from those estimates.
The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions which states that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and therefore, is not considered in measuring fair value. The ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU requires an entity to disclose (i) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet (ii) the nature and remaining duration of the restriction and (iii) the circumstances that could cause a lapse in the restriction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for public entities and fiscal year beginning December 15, 2024 for all other entities. The Company is currently evaluating the impact on its financial statements of adopting this standard.
In February 2016, the FASB issued Leases (Topic 842) requiring lessees to record the assets and liabilities for operating leases on the balance sheet. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. In April 2020, the FASB voted to defer the effective date for Leases for private companies and certain not-for-profit entities for one year. For companies filing under emerging growth company status and private not-for-profits, the leasing standard will be effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating all of its contracts and expects to record right-of-use assets and corresponding liabilities on its consolidated balance sheet as of December 31, 2022 for its vehicle leases and office lease.
Emerging Growth Company Status
We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, we need only provide two fiscal years of audited financial statements instead of three, we have reduced disclosure obligations such as for executive compensation, and we are not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act regarding our internal control over financial reporting. Additionally, the JOBS Act has allowed us the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$25,286	$39,314
Restricted cash - current (1)	41,419	—
Long-term assets:
Restricted cash held as collateral (2)	4,655	2,740
Total cash, cash equivalents, and restricted cash	$71,360	$42,054
(1) Restricted cash - current primarily consists of (i) $20,100 held in escrow to secure the Company's purchase obligations under the forward purchase agreement with Meteora (See Note.3 Business Combination for additional information). (ii) $5,800 equity contribution to a joint venture in connection with the closing of OPAL Term Loan II (iii) $1,778 relates to interest reserve on Sunoma Loan and (iv) $13,700 held in a restricted account for funding one of our RNG projects.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The Short term investments of $146,936 consists of cash received upon closing of the Business Combination invested in money market accounts with maturities ranging between 1 and 12 months as of September 30, 2022. The amounts in these money market accounts are liquid and available for general use.
Transaction costs
Transaction costs consists of direct legal, consulting, audit and other fees related to the consummation of the Business Combination. These costs were initially capitalized as incurred and recorded as Deferred financing costs in the condensed consolidated balance sheet. Upon the completion of the Business Combination, transaction costs directly related to the issuance of shares were recognized as an offset to additional paid-in capital within the condensed consolidated statements of changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' equity. The Company incurred $8,299 in transaction costs consisting of legal and professional fees, which were recorded as an offset to additional paid-in capital.

Derivative warrant liabilities
The Company assumed publicly-traded warrants (the "Public Warrants") and private warrants (the "Private Warrants") upon the completion of the Business Combination. The Company accounts for warrants for shares of the Company's stock that are not indexed to its own stock as liabilities at fair value on the condensed consolidated balance sheet. The warrants are remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net.
Earnout Awards
In connection with the Business Combination and pursuant to a sponsor letter agreement, the Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The Earnout Awards were recognized at fair value on the Closing Date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net.
Put option on forward purchase agreement
Prior to the closing of Business Combination, the Company entered into a forward purchase agreement with Meteora Capital Partners ("Meteora") pursuant to which Meteora agreed to purchase 2,000,000 shares of Class A common stock from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to Meteora at the redemption price. The Company placed $20,040 in escrow at the closing of the Business Combination to secure its purchase obligation to repurchase these 2,000,000 shares at Meteora’s option for a price of $10.02 per share on the date that is six months after closing of the Business Combination. The cash plus earned interest is recorded as Restricted cash - current in the Company's condensed consolidated balance sheet as of September 30, 2022. The put option written to Meteora on 2,000,000 shares of Class A common stock is recorded as a liability under Topic 480 Distinguishing Liabilities from Equity with the change in the fair market value recognized in the statement of operations as part of change in fair value of derivative instruments, net. See Note.3 Business Combination for additional information.
Redeemable non-controlling interests
Redeemable non-controlling interests represent the portion of OPAL Fuels that the Company controls and consolidates but does not own. The Redeemable non-controlling interest was created as a result of the Business Combination and represents 144,399,037 Class B Units issued by OPAL Fuels to the prior investors. The Company allocates net income or loss attributable to Redeemable non-controlling interest based on weighted average ownership interest during the period. The net income or loss attributable to Redeemable non-controlling interests is reflected in the condensed consolidated statement of operations.
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of September 30, 2022, the Company recorded an adjustment of $1,160,723.
Net income (loss) per share
The Business Combination was accounted for as a reverse recapitalization as OPAL Fuels was determined to be the accounting acquirer under FASB ASC Topic 805, Business Combinations. Accordingly, for accounting purposes, the transaction is treated as the equivalent of OPAL Fuels issuing stock for the net assets of ArcLight, accompanied by a recapitalization.
The Company's basic earnings per share of Class A common stock is computed based on the average number of outstanding shares of Class A common stock for the period.
The Company's diluted earnings per share includes effects of the Company's outstanding Redeemable non-controlling interests (OPAL Fuels Class B units), the put option a forward purchase agreement, redeemable preferred non-controlling interests, Sponsor Earnout Awards, OPAL Earnout Awards, Private Warrants and Public Warrants.

Accounts Receivable, Net
The Company's allowance for doubtful accounts was $100 and $— at September 30, 2022 and December 31, 2021.
Asset Retirement Obligation
The Company accounts for asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The fair value of the estimated asset retirement obligations is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset. The discounted asset retirement costs capitalized amount are accreted over the life of the sublease or site lease agreement. Asset retirement obligations are deemed Level 3 fair value measurements as the inputs used to measure the fair value are unobservable. The Company estimates the fair value of asset retirement obligations by calculating the estimated present value of the cost to retire the asset. This estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental, and political environments. In addition, the Company determines the Level 3 fair value measurements based on historical information and current market conditions.
As of September 30, 2022 and December 31, 2021, the Company estimated the value of its total asset retirement obligations to be $5,968 and $5,738, respectively.
The changes in the asset retirement obligations were as follows as of September 30, 2022:

September 30, 2022
Balance, December 31, 2021	$5,738
Addition	(5)
Accretion expense	235
Total asset retirement obligation	5,968
Less: current portion	(1,586)
Total asset retirement obligation, net of current portion	$4,382
Revenue Recognition
The Company’s revenue arrangements generally consist of a single performance obligation to transfer goods or services. Revenue from the sale of RNG, CNG and, electricity is recognized by applying the “right to invoice” practical expedient within the accounting guidance for Revenue from Contracts with Customers that allows for the recognition of revenue from performance obligations in the amount of consideration to which there is a right to invoice the customer and when the amount for which there is a right to invoice corresponds directly to the value transferred to the customer. For some public CNG Fueling Stations where there is no contract with the customer, the Company recognizes revenue at the point in time that the customer takes control of the fuel.
The Company also performs maintenance services throughout the country. Maintenance consists of monitoring equipment and replacing parts as necessary to ensure optimum performance. Revenue from service agreements is recognized over time as services are provided. Capacity payments fluctuate based on peak times of the year and revenues from capacity payments are recognized monthly as earned.
The Company has agreements with two natural gas producers ("Producers") to transport Producers' natural gas using the Company's RNG gathering system. The performance obligation is the delivery of Producers' natural gas to an agreed delivery point on an interstate gas pipeline. The quantity of natural gas transported for the Producers is measured at a certain specified meter. The price is fixed at contracted rates and the Producers pay approximately 30 days after month-end. As such, transportation sales are recognized over time, using the output method to measure progress.
The Company provides credit monetization services to customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or

LCFSs received as a current asset based on their estimated fair value at contract inception. When the Company receives RINs or LCFSs as payment for providing credit monetization services, it records the non-cash consideration in inventory based on the fair value of RINs or LCFSs at contract commencement.
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three and nine months ended September 30, 2022, the Company earned net revenues after discount and fees of $19,335 and $49,023, respectively under this contract which was recorded as part of Revenues - RNG fuel.
Sales of environmental attributes such as RINs, RECs, and LCFS are generally recorded as revenue when the certificates related to them are delivered to a buyer. However, the Company may recognize revenue from the sale of such environmental attributes at the time of the related RNG or renewable power sales when the contract provides that title to the environmental attributes transfers at the time of production, the Company's price to the buyer is fixed, and collection of the sales proceeds occurs within 60 days after generation of the renewable power.
Management operating fees are earned for the operation, maintenance, and repair of the gas collection system of a landfill site. Revenue is calculated on the volume of per million British thermal units of LFG collected and the megawatt hours ("MWhs") produced at that site. This revenue is recognized when LFG is collected and renewable power is delivered.
The Company has various fixed price contracts for the construction of Fueling Stations for customers. Revenues from these contracts, including change orders, are recognized over time, with progress measured by the percentage of costs incurred to date compared to estimated total costs for each contract. This method is used as management considers costs incurred to be the best available measure of progress on these contracts. Costs capitalized to fulfill certain contracts were not material in any of the periods presented.
The Company owns Fueling Stations for use by customers under fuel sale agreements. The Company bills these customers at an agreed upon price for each gallon sold and recognizes revenue based on the amounts invoiced in accordance with the "right to invoice" practical expedient. For some public stations where there is no contract with the customer, the Company recognizes revenue at the point-in-time that the customer takes control of the fuel.

The Company from time-to-time enters into fuel purchase agreements with customers whereby the Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing CNG/RNG to the customer for a determined number of years. In accordance with the standards of ASC 840, Leases, the Company has concluded these agreements meet the criteria for a lease and are classified as operating leases. Typically, these agreements do not require any minimum consumption amounts and, therefore, no minimum payments. Included in "RNG fuel" revenues are $856 and $1,906 related to the lease portion of these agreements for the three and nine months ended September 30, 2022. The lease revenues included in Revenues - RNG fuel for the three and nine months ended September 30, 2021 were $694 and $1,644, respectively. In addition, the Company has assessed all power purchase agreements ("PPAs") and concluded that certain PPAs contain a lease element requiring lease accounting. Included in "Renewable power" revenues are $384 and $1,014 related to the lease element of these PPAs for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the lease revenues from the PPAs included in "Renewable power" revenues were $765 and $1,642, respectively.
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Renewable power sales	$9,666	$9,551	$27,205	$28,162
Third party construction	18,660	14,078	41,476	23,348
Service	3,480	3,670	11,910	11,674
Brown gas sales	12,430	1,611	23,398	7,836
Environmental credits	19,649	13,202	58,444	25,198
Parts sales	1,355	633	2,332	532
Operating agreements	—	707	893	2,433
Other	70	2,273	236	2,499
Total revenue from contracts with customers	65,310	45,725	165,894	101,682
Lease revenue	1,240	1,459	2,920	3,286
Total revenue	$66,550	$47,184	$168,814	$104,968
For the three and nine months ended September 30, 2022, 28% and 24.6%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time. For the three and nine months ended September 30, 2021, approximately 29.8% and 22.2%, respectively, of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items consisting of items recorded as Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reversal of contingent consideration on acquisition of non-controlling interest	$4,365	$—	$4,365	$—
Gain on redemption of Note receivable	1,943	—	1,943	—
Other income	$6,308	$—	$6,308	$—
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2022	December 31, 2021
Accounts receivable, net	$36,660	$25,391
Contract assets:
Cost and estimated earnings in excess of billings	$12,514	$5,989
Accounts receivable retainage, net	2,162	2,495
Contract assets total	$14,676	$8,484
Contract liabilities:
Billings in excess of costs and estimated earnings	$6,750	$9,785
Contract liabilities total	$6,750	$9,785

During the nine months ended September 30, 2022, the Company recognized revenue of $9,785 that was included in "Contract liabilities" at December 31, 2021. During the nine months ended September 30, 2021, the Company recognized revenue of $4,678 that was included in "Contract liabilities" at December 31, 2020.
RNG inventory
RNG inventory relates to storage of an equivalent amount of RNG production from our new RNG facilities during their RIN and LCFS certification period. It is sold to various customers at market prices upon obtaining RIN or LCFS certification. It is recorded at cost and adjusted to its net realizable value at each balance sheet date.
Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At September 30, 2022, the Company had a backlog of $36,311 which is anticipated to be recognized as revenue in the next 12 months.
Income Taxes
As a result of the Business Combination, the Company is the sole managing member of OPAL Fuels. OPAL Fuels is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by OPAL Fuels is passed through to and included in the taxable income or loss of its members, including the Company, on a pro-rata basis, subject to applicable tax regulations.
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company calculates the interim tax provision in accordance with the provisions of ASC Subtopic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes.
Significant Customers, Vendors and Concentration of Credit Risk
For the three and nine months ended September 30, 2022, two customers accounted for 49% and 45% of revenue, respectively. For the three and nine months ended 2021, two customers accounted for 18% and 30% of revenue, respectively. At September 30, 2022, two customers accounted for 38% of accounts receivable. At December 31, 2021, one customer accounted for 11%, of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of September 30, 2022 one vendor, respectively accounted for 22% of the accounts payable. As of December 31, 2021, no vendors accounted for greater than 10% of the accounts payable.
3.Business Combination
On July 21, 2022, ArcLight filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ArcLight was domesticated and continued as a Delaware corporation (the “Domestication”). Pursuant to the Domestication, (i) each outstanding Class B ordinary share, par value $0.0001 per share of ArcLight was automatically converted, on a one-for-one basis, into a Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), of ArcLight; (ii) each issued and outstanding Class A ordinary share (including Class A ordinary shares resulting from the conversion of Class B ordinary shares into

Class A ordinary shares) was automatically converted, on a one-for-one basis, into a share of the Company's Class A common stock, par value $0.0001 per share; (iii) each issued and outstanding whole warrant to purchase Class A ordinary shares of ArcLight automatically converted into a warrant to acquire one share of the Company's Class A common stock at an exercise price of $11.50 per share ("OPAL Warrant"); and (iv) each issued and outstanding unit of ArcLight that had not been previously separated into the underlying Class A ordinary shares of ArcLight and the underlying warrants of ArcLight upon the request of the holder thereof prior to the Domestication was cancelled and entitled the holder thereof to one share of the Company's Class A common stock and one-half of one OPAL Warrant.

In connection with consummation of the Business Combination, the events summarized below, among others, occurred:
•OPAL Fuels and its existing members caused OPAL Fuels’ existing limited liability company agreement to be amended and restated and in connection therewith, all of the common units of OPAL Fuels issued and outstanding immediately prior to the closing were re-classified into 144,399,037 Class B common units ( "Class B Units") of OPAL Fuels. The Company accounts for these Class B units as Redeemable non-controlling interests in its condensed consolidated financial statements. Each Class B unit is paired with 1 non-economic share of Class D common stock issued by the Company.

• ArcLight (i) contributed to OPAL Fuels $138,850 in cash net of transaction expenses of $9.7 million, representing the sum of cash in the trust account after giving effect to the exercise of redemption rights by any Arclight shareholders plus the aggregate proceeds of the PIPE investment received and (ii) issued to OPAL Fuels 144,399,037 shares of Class D common stock of the Company, par value $0.0001 per share; (ii) issued 11,080,600 shares of the Company's Class A common stock to the PIPE investors at $10.0 per share, par value $0.0001 per share and (iii) issued 3,059,533 shares of the Company's Class A common stock to ARCC Beacon LLC ("Ares");
• OPAL Fuels issued 25,671,390 Class A Units of OPAL Fuels to the Company; and
• The Company contributed to OPAL Fuels, and OPAL Fuels in turn distributed to pre-closing members of OPAL Fuels, 144,399,037 shares of Class D common stock, par value $0.0001 per share (such shares of Class D common stock do not have any economic value but entitle the holder thereof to five votes per share).

Pursuant to a forward share purchase agreement (the “Forward Purchase Agreement”) entered into between ArcLight and Meteora and its affiliates (collectively, “Meteora”), prior to the closing of the Business Combination Meteora purchased 2,000,000 Class A common stock of ArcLight from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to Meteora at the redemption price, resulting in Meteora holding a total of 2,000,000 Class A common stock, which Meteora agreed not to redeem in connection with the Business Combination. Additionally, ArcLight placed $20,040 in escrow at the closing of the Business Combination to secure its purchase obligation to repurchase these 2,000,000 shares at Meteora’s option for a price of $10.02 per share on the date that is six months after closing of the Business Combination. The cash plus earned interest is recorded as Restricted cash - current in the Company's condensed consolidated balance sheet as of September 30, 2022. The put option written to Meteora on 2,000,000 shares of Class A common stock is recorded as a liability under Topic 480 Distinguishing Liabilities from Equity with the change in the fair market value recognized in the statement of operations. As of September 30, 2022, Meteora sold 340,000 shares. The fair value of the put option for the remaining 1,700,000 as of September 30, 2022 was estimated at $4,200. For the three and nine months ended September 30, 2022, the Company recorded a gain of $384 as change in fair value of derivative instruments,net in its Condensed Consolidated Statement of Operations.

Pursuant to the terms of the Sponsor Letter Agreement entered into on December 2, 2021 among ArcLight, ArcLight CTC Holdings II, L.P. (“Sponsor”), OPAL Fuels and certain other persons concurrently with the execution of the Business Combination Agreement (the “Sponsor Letter Agreement”), the Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing (“Sponsor Earnout Awards”). The Company accounted for the potential earnout shares as a liability at fair value with the change in the fair market value recognized in the statement of operations. The Sponsor Earnout Awards were classified as liability as their settlement terms contained certain variables that precluded them from being considered index to the Company's common stock under the "fixed-for-fixed" requirement per ASC 815 Derivatives and Hedging. The fair value of Sponsor Earnout Awards as of September 30, 2022 was estimated at $4,600.

For the three and nine months ended September 30, 2022, the Company recorded a gain of $1,100 as change in fair value of derivative instruments,net in its condensed consolidated statement of operations.

Effective immediately after the closing, and upon the date on which the Company's annual adjusted EBITDA for the calendar year 2023 exceeds $238,000, (i) the Company will issue to OPAL Fuels equity holders (the “Earnout Participants”) an aggregate of 5,000,000 shares of the Company's Class B common stock and Class D common stock and corresponding OPAL Fuels Common Units in accordance with the allocations set forth in the Business Combination Agreement. Additionally, upon the date on which the Company's annual adjusted EBITDA for the calendar year 2024 exceeds $446,000, (i) the Company will issue to the Earnout Participants an aggregate of 5,000,000 additional shares of the Company's Class B common stock and Class D common stock and corresponding OPAL Fuels Common Units in accordance with the allocations set forth in the Business Combination Agreement (“OPAL Earnout Awards”). OPAL Earnout Awards were classified as a liability under Topic 480 Distinguishing Liabilities from Equity because they are considered indexed to an obligation to repurchase shares by delivering cash or other assets as a result of certain settlement provisions. The fair value of OPAL Earnout Awards as of September 30, 2022 was estimated at $34,900. For the three and nine months ended September 30, 2022, the Company recorded a gain of $5,300 as change in fair value of derivative instruments,net in its condensed consolidated statements of operations.

Upon the completion of the business combination, the Company assumed the Public Warrants and Private Warrants. As of September 30, 2022, the Company had 6,223,261 and 9,223,261 Public Warrants and Private Warrants outstanding, respectively.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The fair value of the Public Warrants as of September 30, 2022 was estimated at $9,024. For the three and nine months ended September 30, 2022, the Company recorded an expense of $3,578 as change in fair value of derivative instruments, net in its condensed consolidated statements of operations.

The Private Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The fair value of the Private Warrants as of September 30, 2022 was estimated at $13,388. For the three and nine months ended September 30, 2022, the Company recorded an expense of $5,309 as change in fair value of derivative instruments, net in its condensed consolidated statements of operations.

Redemption of warrants for cash when the price per Class A common stock price equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Warrants):

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
Redemption of warrants for Class A common stock when the price per share of Class A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;
•if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30 trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
• if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A common stock for the above purpose shall mean the volume weighted average price of our Class A common stock during the ten trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A common stock per warrant (subject to adjustment).

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of stockholders' equity for the nine months ended September 30, 2022:

Cash proceeds from Arclight, net of redemptions	$17,775
Cash proceeds from PIPE investors	110,806
Cash in escrow account for the Forward Purchase Agreement	20,040
Less: transaction costs and under writing fees paid (1)	(9,771)
Cash acquired from Business Combination	138,850
Less: warrant liabilities	(13,524)
Less: earnout liabilities	(45,900)
Less: put option with Meteora	(4,600)
Less: Deferred financing costs recorded in additional paid-in-capital (2)	(6,569)
Net cash from Business Combination recorded in Stockholders' equity	$68,257

(1) Includes $8,041 of Sponsor specific transaction costs paid at closing.

(2) Excludes $1,730 of transaction costs paid at closing and recorded on OPAL Fuels' condensed consolidated balance sheet prior to closing.

The total number of shares of the Company's Class A common stock outstanding immediately following the closing of the Business Combination was 25,671,390, consisting of the following:

Shares
Class A - Public stockholders	1,752,181
Class A - Sponsor shares (1)	7,779,076
Class A - PIPE investors	11,080,600
Class A - Forward Purchase Agreement	2,000,000
Class A - Ares	3,059,533
25,671,390
Class D - Opal Fuels equity holders	144,399,037
Total shares issued upon closing of Business Combination	170,070,427

(1) Includes 763,908 Sponsor Earnout Awards subject to vesting and forfeiture conditions.

The Company incurred $8,299 in transaction costs relating to the Business Combination which were recorded as an offset to additional paid-in capital in the condensed consolidated Statements of Changes in Redeemable preferred units and Stockholders' equity.
4. Investment in Other Entities
The Company uses the equity method to account for investments in affiliates that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's investments in these nonconsolidated affiliates are reflected in the Company's condensed consolidated balance sheets under the equity method, and the Company's proportionate net (loss) income, if any, is included in the Company's condensed consolidated statements of operations as (loss) income from equity method investments.
Our equity method investments were as follows as of September 30, 2022 and December 31, 2021:

	Percentage of ownership	Carrying Value
		September 30, 2022	December 31, 2021
Pine Bend	50.0%	$20,730	$21,188
Noble Road	50.0%	24,053	24,516
GREP	20.0%	3,925	1,446
Total investment in other entities		$48,708	$47,150
Note receivable
In August 2021, the Company acquired 100% ownership interest in Reynolds which held a note receivable of $10,450 to Biotown. The Note receivable had a maturity date of July 15, 2027 and carried an interest rate of 12.5% of which 8% is payable in cash on a quarterly basis from the inception of the loan and 4.5% payment-in-kind interest adding to the outstanding debt balance until the facility becomes operational.
On July 15, 2022, Biotown repaid the total amount outstanding under the Note receivable including paid-in-kind interest and prepayment penalty. The total proceeds received were $11,555 which included $701 paid-in-kind interest accrued from August 2021 to July 15, 2022 and $545 of prepayment penalty. The paid-in-kind interest income accrued during the year ended December 31, 2021 of $288 is shown as cash flow from operations. The Company recorded a gain on repayment of $1,943 as part of Other income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
The Company recorded $95 and $841 as a reduction to interest and financing expense, net in its condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

The Note receivable also entitles Reynolds to receive 4.25% of any revenue-based distributions made up to a maximum of $4,500 over the term of the debt. The Company recorded the fair value of the Note receivable — variable fee component of $1,538 as an allocation of the initial investment balance of $10,450 and recorded payment-in-kind interest income of $73 and $136 as a reduction to interest and financing expense, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.
The Note receivable - variable fee component of $1,865 and $1,656 is recorded as a long-term asset on its condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
The following table summarizes the net income from equity method investments:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue (1)	$42,158	$—	$47,247	$14,181
Gross profit	33,053	—	34,665	6,459
Net income	31,356	—	29,615	5,400
		—
Net income from equity method investments (2)	$3,694	$—	$3,658	$2,392
(1) Revenues include a realized gain of $32,796 from commodity swap contracts on our equity method investment, GREP for the three and nine months ended September 30, 2022.

(2) Net income from equity method investments represents our portion of the net income from equity method investments in Pine Bend, Noble Road and GREP for the three and nine months ended September 30, 2022 and Beacon for the three and nine months ended September 30, 2021.

5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Plant and equipment	$203,382	$161,387
CNG/RNG fueling stations	34,494	27,892
Construction in progress	102,205	62,616
Buildings	2,585	2,544
Land	1,303	1,303
Service equipment	1,692	1,521
Leasehold improvements	815	815
Vehicles	313	407
Office furniture and equipment	307	302
Computer software	277	277
Other	458	416
	347,831	259,480
Less: accumulated depreciation	(97,476)	(89,710)
Property, plant, and equipment, net	$250,355	$169,770
As of September 30, 2022, there has been an increase in property, plant and equipment as a result of an increase in the construction of RNG generation facilities including, but not limited to Emerald, Sapphire, and Central Valley RNG dispensing facilities. The majority of these facilities, for which costs are in construction in progress as of September 30, 2022, are expected to be operational during the fourth quarter of 2023 and early 2024.
Depreciation expense on property, plant, and equipment for the nine months ended September 30, 2022 and September 30, 2021 was $8,986 and $6,163, respectively.

6. Intangible Assets, Net
Intangible assets, net, consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,436)	$1,563	18.1
Transmission/distribution interconnection	1,600	(945)	655	15.1
CNG sales contract	807	(779)	28	10.0
Intellectual property	43	(23)	20	5.0
Total intangible assets	$11,449	$(9,183)	$2,266

	December 31, 2021
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(6,986)	$2,013	18.1
Transmission/distribution interconnection	1,600	(865)	735	15.1
CNG sales contract	807	(719)	88	10.0
Intellectual property	43	(18)	25	5.0
Total intangible assets	$11,449	$(8,588)	$2,861
The transmission/distribution interconnection represents an interconnector for one of the Company's LFG recovery facilities. The interconnection construction was initially funded by a municipality. The Company is scheduled to repay the costs of this construction through April 1, 2023. The remaining liability of $121 under the Municipality loan is shown as part of current liabilities on its condensed consolidated balance sheet as of September 30, 2022. Please see Note 8. Borrowings, for additional information.
Amortization expense for the nine months ended September 30, 2022 and 2021 was $595 and $346, respectively. At September 30, 2022, estimated future amortization expense for intangible assets is as follows:

Three months ended December 31, 2022	$198
Fiscal year:
2023	465
2024	275
2025	266
2026	238
Thereafter	824
$2,266
7. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2021	$51,155	$3,453	$54,608
Balance at September 30, 2022	$51,155	$3,453	$54,608
8. Borrowings
The following table summarizes the borrowings under the various debt facilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Senior Secured Credit Facility, term loan	$70,179	$73,869
Less: unamortized debt issuance costs	—	(724)
Less: current portion	(70,179)	(73,145)
Senior Secured Credit Facility, term loan, net of debt issuance costs	—	—
Senior Secured Credit Facility, working capital facility	7,500	7,500
Less: current portion	(7,500)	(7,500)
Senior Secured Credit Facility, working capital facility	—	—
OPAL Term Loan	91,223	75,000
Less: unamortized debt issuance costs	(1,975)	(2,485)
Less: current portion	(28,432)	(13,425)
OPAL Term Loan, net of debt issuance costs	60,816	59,090
Sunoma Loan	23,000	17,524
Less: unamortized debt issuance costs	(920)	(569)
Less: current portion	—	(756)
Sunoma Loan, net of debt issuance costs	22,080	16,199
Convertible Note Payable	27,964	58,710
Less: current portion	(27,964)	—
Convertible Note Payable	—	58,710
Municipality Loan	121	278
Less: current portion	(121)	(194)
Municipality Loan	—	84
Non-current borrowings total	$82,896	$134,083
As of September 30, 2022, principal maturities of debt are expected as follows, excluding any subsequent refinancing transactions and any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	Senior Secured Credit Facility	OPAL Term Loan	Sunoma Loan	Convertible Note Payable (1)	Municipality Loan	Total
Three months ending December 31, 2022	$77,679	$7,633		$27,964	$55	$113,331
Fiscal year:
2023	—	27,732	953	—	66	28,751
2024	—	27,732	3,812	—	—	31,544
2025	—	28,126	3,812	—	—	31,938
2026	—	—	3,801		—	3,801
2027	—	—	10,622	—	—	10,622
	$77,679	$91,223	$23,000	$27,964	$121	$219,987
(1) The Convertible Note Payable is redeemable on demand at the option of the Company or the lender.

Senior Secured Credit Facility
On September 21, 2015, FM3, an indirect wholly-owned subsidiary of the Company, entered into a senior secured credit facility (the "Senior Secured Credit Facility") as a borrower and a syndicate of lenders, which provides for an aggregate principal amount of $150,000, consisting of (i) a term loan of $125,000 ( "Term Loan Facility") and a (ii) working capital letter of credit facility (the "Working Capital Facility") of up to $19,000 and a (iii) debt service reserve and liquidity facility of up to $6,000. The Company paid $14,300 to the lenders in connection with the transaction. As of September 30, 2022 and December 31, 2021, $70,179 and $73,869, respectively, was outstanding under the Senior Secured Credit Facility- term loan.
The borrowings under the Senior Secured Credit Facility bear an interest rate of a fixed margin plus LIBOR for the relevant interest period. The fixed margin is 2.75% for the first four years, then 3.0% until October 8, 2021, and 3.25% thereafter. Pursuant to the terms of the facility, FM3 is required to repay 1.0% of the outstanding debt under the Term Loan Facility amounting to $125,000 on a quarterly basis which is then adjusted based on available cash and a target debt balance that declines each quarter. The Working Capital Facility contains a provision whereby the Company is obligated to reduce the amount borrowed to $7,500 or less for a period of ten days consecutive business days annually. As of both September 30, 2022 and December 31, 2021, the total amount outstanding under the Working Capital Facility was $7,500. Additionally, the Company pays commitment fee of 0.75% on the unused portion of the facility.
On October 8, 2021, the Company entered into the Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) which extended the maturity date of the credit facility that supports the Renewable Power business to December 20, 2022. In addition, the minimum required debt service coverage ratio was reduced from 1.1 to 1.0 and the calculation of the Cash Flows Available for Debt Service was amended to exclude the proceeds of working capital loans deposited into the operating account going forward. Additionally, the Company is not allowed to make any distributions or restricted payments. In exchange for these accommodations, the Company agreed to repay $5,182 as a permanent reduction of the Working Capital Facility and to increase the interest rate on the credit facility by 25 basis points.
At September 30, 2022 and December 31, 2021, FM3 had outstanding letters of credit that support obligations of the Company and its subsidiaries of $7,971 and $7,823, respectively. The Senior Secured Credit Facility is collateralized by substantially all the assets of FM3 and assignment of FM3's rights, title, and interests in purchase and sale agreements and LFG rights agreements.
The Senior Secured Credit Facility contains certain warranties and financial covenants including but not limited to debt service coverage ratio to not be less than 1.0 and restrictions on distributions and additional indebtedness. The lenders only have recourse to the assets of FM3. For the nine months ended September 30, 2022, FM3 was in compliance with all debt covenants.

Patronage dividends
The Company is eligible to receive annual patronage dividends from one of its lenders, Cobank ACB under a profit sharing program made available to the borrowers. For the nine months ended September 30, 2022 and 2021, the Company received cash dividends of $126 and $139, respectively, which were recorded as credits to interest expense in its condensed consolidated statements of operations. Additionally, the Company recorded $489 as a long-term asset on its condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, which represents the Company's equity interest in Cobank SCB which will be redeemed for cash beginning in 2024.
OPAL Term Loan
On October 22, 2021, OPAL Fuels Intermediate Holding Company LLC (“OPAL Intermediate Holdco”), an indirect wholly-owned subsidiary of the Company, entered into a $125,000 term loan agreement (the "OPAL Term Loan") with a syndicate of lenders. Of the $125,000, the Company had $90,000 available for borrowing upon closing and the remaining $35,000 to be made available as three more RNG facilities become operational. The OPAL Term Loan is secured by a pledge in the equity interest of Beacon Holdco LLC, OPAL Environmental Credit Marketing LLC, OPAL Fuel Station Services LLC (f/k/a Trustar Energy LLC), and OPAL Fuels Services LLC along with cash bank accounts and a security interest in the Company’s environmental credits. A portion of the proceeds of the OPAL Term Loan were used to pay off the outstanding balance under the TruStar revolver credit facility in October 2021 and the remainder will be used for general corporate purposes, including investments in RNG projects being developed by the Company.

Pursuant to the OPAL Term Loan, the Company borrowed $75,000 in October 2021 and an another $15,000 in February 2022 pursuant to an amendment allowing the Company to drawdown later than the original commitment date.
On September 29, 2022, OPAL Intermediate Holdco entered into Amendment No. 3 to the OPAL Term Loan (“Amendment No. 3”) that (a) extended the availability period from (i) September 30, 2022 to October 31, 2022 for the borrowing under the Term A-2 Commitments of up to an aggregate of $25 million in Term A-2 Loans, and (ii) March 31, 2023 for the borrowing under the Term A-2 Commitments of a single final borrowing of Term A-2 Loans not to exceed $10 million and (b) amended the principal repayment amortization schedule.
During the third quarter of 2022, one of the RNG projects went operational and the Company borrowed $12,500 under the OPAL Term Loan. In October 2022, the Company borrowed an additional $12,500 with an additional commitment of $10,000 remaining under this debt facility.
The OPAL Term Loan matures April 22, 2025 and bears interest at 3.0% plus SOFR. In accordance to the terms of the facility, OPAL Intermediate Holdco is required to repay 1.79% or $1,611 per month beginning March 2022 and an additional $700 per month beginning September 2022.
The OPAL Term Loan contains customary warranties and representations and certain financial covenants which require OPAL Intermediate Holdco to maintain (i) minimum liquidity of $15,000 until March 31, 2022 and $10,000 thereafter and (ii) a leverage ratio not to exceed 4:1. As of September 30, 2022, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20,000. Sunoma paid $635 as financing fees. The loan bears interest at the greater of prime rate plus 3.50%, or 7.75%. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) maximum debt to net worth ratio not to exceed 5:1 (ii) a minimum current ratio not be less than 1.0 and (iii) minimum debt service coverage ratio of trailing four quarters not be less than 1.25. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20,000 to $23,000.
The borrowings under the Sunoma Loan Agreement bear interest at a rate of 7.68% and have a maturity date of July 19, 2033. The Company is required to pay a quarterly amortization of principal of $954 beginning in October 2023. The Company paid $3,482 into interest and debt reserve accounts. This cash is recorded as Restricted cash under long term assets in the Condensed Consolidated Balance Sheet as of September 30, 2022.
The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as September 30, 2022 and December 31, 2021. See Note 13. Variable Interest Entities for additional information.

Convertible Note Payable
On May 1, 2021, the Company acquired the remaining ownership interests in Beacon and signed an unsecured, contingently convertible note (the "Convertible Note") with Ares for a total aggregate amount for $50,000 at an interest rate of 8.00% per annum. The Company has the option to pay interest on the Convertible Note in cash on a quarterly basis or payment-in-kind. The Company chose the option of payment-in-kind interest.
The Convertible Note Payable matures earlier of December 31, 2026 or the date on which a change in control occurs as defined in the terms of the Convertible Note. Upon the consummation of the Business Combination, Ares was permitted to choose to convert the total amount outstanding under the Convertible Note to shares of Class A common stock based on a pre-determined conversion formula. Upon completion of the Business Combination in July 2022, Ares elected to convert 50% of the outstanding amount under the Convertible Note to shares of Class A common stock. Therefore the Company issued 3,059,533 shares of Class A common stock and redeemed outstanding debt of $30,595.

The Company elected to account for the Convertible Note using the fair value option in accordance with ASC 820, Fair Value Measurement, on May 1, 2021, which was determined to be $55,410. The fair value was subsequently remeasured on each reporting date and the change in fair value recorded as interest expense in the condensed consolidated statement of operations for each reporting period. At September 30, 2022, the Convertible Note was classified as a current liability in the condensed consolidated balance sheet at a fair value of 27,964 as it is redeemable on demand by the Company or Ares. At December 31,2021, the Convertible Note was classified as a non-current liability in the condensed consolidated balance sheet at a fair value of $58,710.
The Company recorded $(2,261) and $(151) as change in fair value of Convertible Note for the three and nine months ended September 30, 2022, respectively as interest and financing expense, net. Upon completion of the Business Combination, the Convertible Note no longer provided for the 10% prepayment penalty. Therefore, the change in fair value for the three months ended September 30, 2022 was ($2,906). The Company recorded $1,362 and $2,250 as payment-in-kind interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.
Municipality loan
FM3, an indirect wholly-owned subsidiary of the Company, entered into a loan agreement for the construction of an interconnection that was initially funded by the municipality. The Company is scheduled to make payments to a municipality in the amount of $1,600 plus interest at a fixed annual rate of 3.00% through April 1, 2023. At September 30, 2022 and December 31, 2021, $121 and $278, respectively, were outstanding on the loan.
OPAL Term Loan II
On August 4, 2022, OPAL Fuels Intermediate Holdco 2 LLC ("OPAL Intermediate Holdco 2"), an indirect wholly-owned subsidiary the Company, entered into a new Senior Secured Credit Facility (the "OPAL Term Loan II") with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. The OPAL Term Loan II provides for an approximately two year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100,000 and debt service reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5,000. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors and the proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2,200 as financing fees to the lenders and incurred $1,322 as third party fees. The transaction costs have been recorded as Deferred financing costs on the condensed consolidated balance sheet as of September 30, 2022.
The borrowings under the OPAL Term Loan II will bear interest at the benchmark rate of adjusted Term SOFR plus (i) for the period from closing to the earlier of the date of conversion of the construction loan to a term loan (the "Conversion Date") or September 30, 2024, a spread of 3.5%, and (ii) thereafter a spread of 3.75%. Accrued interest on amounts outstanding under the DDTL Facility must be paid on the last day of each applicable interest period. The outstanding principal amount of the DDTL Facility is subject to quarterly amortization payments commencing September 30, 2024 equal to 2.5% of the aggregate principal amount of the outstanding term loan balance as of the Conversion Date, subject to adjustment based on certain mandatory prepayments, with the balance due at maturity. The DSR Facility is due at maturity. The OPAL Term Loan II matures on August 4, 2027.
At September 30, 2022, there was no principal amount outstanding under the OPAL Term Loan II.
TruStar revolver credit facility
On September 27, 2021, TruStar, an indirect wholly-owned subsidiary of the Company, renewed its existing revolving credit arrangement (the "TruStar revolver credit facility") with JP Morgan Chase Bank, N.A., for an aggregate amount of $10,000. The amounts outstanding under this credit facility had an interest rate of 1.00% plus one month LIBOR. In the fourth quarter of 2021, the outstanding balance under this credit facility was fully repaid and the revolving credit facility was cancelled.
Interest rates

2022
For the three and nine months ended September 30, 2022, the weighted average effective interest rate including amortization of debt issuance costs on Senior Secured Credit Facility was 6.8% and 5.40% including a margin plus LIBOR.
For the three and nine months ended September 30, 2022, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 6.4% and 5.20%.
For the three and nine months ended September 30, 2022, the interest rate on Sunoma Loan was 7.81% and 9.00%.
For the three and nine months ended September 30, 2022, the payment-in-kind interest rate on Convertible Note Payable was 8.00%.
For the three and nine months ended September 30, 2022, the weighted average interest rate on Municipality loan was 3.00%.
2021

For the three and nine months ended September 30, 2021, the interest rate on Senior Secured Credit Facility ranged between 3.14% and 3.26% including a margin plus LIBOR and commitment fees of 0.75% on unused portion of the Working capital facility.

For the nine months ended September 30, 2021, the interest rate on TruStar revolver credit facility was 1.52%.

For the three and nine months ended September 30, 2021, the payment-in-kind interest rate on Convertible Note Payable was 8.0%. The change in fair value of the Note recorded as interest expense between May 1, 2021 and September 30, 2021 was $2,250.

For the three and nine months ended September 30, 2021, the weighted average interest rate on Municipality loan was 3.0%.
The following table summarizes the Company's total interest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Senior Secured Credit Facility	$1,100	$716	$2,540	$2,050
Municipality loan	1	2	3	7
TruStar revolver credit facility	—	168	—	502
Convertible Note Payable mark-to-market (1)	(2,261)	1,362	(151)	2,250
Sunoma Loan(2)	424	—	1,335	—
OPAL Term Loan	1,107	—	2,850	—
Commitment fees and other finance fees	401	99	605	378
Amortization of deferred financing cost	616	201	1,514	678
Interest income on loan receivable	(612)	(194)	(1,512)	(206)
Total interest expense	$776	$2,354	$7,184	$5,659
(1) The mark-to-market on the Convertible Note Payable is negative for the three and nine months ended September 30, 2022 as the prepayment penalty is no longer applicable upon completion of the Business Combination. The change in fair value of the Convertible Note Payable recorded for the three months ended September 30, 2022 was $2,906.
(2) The interest on Sunoma Loan was capitalized during the construction phase of the RNG facility. Sunoma became operational in December 2021. Therefore, the interest for the three and nine months ended September 30, 2022 has been expensed.

9. Leases
During 2018, the Company renewed a lease for office and warehouse space that became effective upon the termination of the original lease term on January 31, 2018. The term of the lease renewal was 36 months and contained an option to renew for an additional 24 months. In September 2020, the Company exercised this option. In March, 2022, the Company entered into an amendment to the lease which extended the lease term till January 2026. In addition, the Company maintains a fleet of vehicles under lease with terms ranging from 48 to 60 months and with lease expiration dates ranging from April 2021 to June 2026.

Future minimum lease payments are as follows:

Three months ending December 31, 2022	$228
Fiscal year:
2023	987
2024	937
2025	852
2026	183
$3,187
The Company incurred rent expense of $359 and $1,050 for the three and nine months ended September 30, 2022, respectively. The Company incurred rent expense of $201 and $604 for the three and nine months ended September 30, 2021,respectively.
10. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
In connection with our entry into the Senior Secured Credit Facility, the Company entered into certain interest rate swap agreements. These transactions involved the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The average annual fixed rate ranged from 2.38% in 2020 to 2.50% in 2022. The Company has accounted for these instruments as economic hedges and has included changes in their fair market value in the condensed consolidated statements of operations. The swaps expired in September 2022 as the facility is scheduled to be repaid in December 2022.
During August 2022, the Company entered into two interest rate swaps for the notional amount of $61,926 of OPAL Term Loan II at a fixed interest rate of 2.47% to hedge the SOFR-based floating interest rate. On August 16, 2022, the Company entered into a swaption for a notional amount of $13,074 with fixed rate of 2.32% with a maturity date of December 30, 2022. The Company accounted for the swaption as an economic hedge and included the change in the fair market value in the condensed consolidated statement of operations.
The two interest rate swaps were designated and qualified as cash flow hedges. The Company uses interest rate swaps for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company’s debt from a floating to a fixed rate. The interest rate swap is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the interest rate swap and the prevailing market interest rates. The Company may terminate the interest rate swaps prior to their expiration dates, at which point a realized gain or loss may be recognized, or may be amortized over the original life of the interest rate swap if the hedged debt remains outstanding. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income. No portion of the cash flow hedges were ineffective during the three and nine months ended September 30, 2022.

The following table summarizes the interest rate swaps in place as of September 30, 2022 and December 31, 2021:

Interest rate swap detail				Notional Amount
Trade date	Fixed rate	Start date	End date	September 30, 2022	December 31, 2021

August 15, 2022	2.47%	June 28, 2024	August 4, 2027	$41,284	—
August 15, 2022	2.47%	June 28, 2024	August 4, 2027	20,642	—
				$61,926	$—
The location and amounts of derivatives fair values in the condensed consolidated balance sheets are:

	September 30, 2022	December 31, 2021	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as economic hedges:
Current portion of swaption	$246	$—	Derivative financial assets, current portion
Current portion of interest swaps	(38)	(992)	Derivative financial liability, current portion
Derivatives designated as cash flow hedges:
Current portion of the interest rate swaps	1,189	—	Derivative financial assets, current portion
	$1,397	$(992)

The effect of derivative instruments on the condensed consolidated statement of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2022	2021	2022	2021
Interest rate swaps	$1,580	$2,122	$954	$1,269
Swaption	246	—	246	—
Net periodic settlements	(1,631)	(2,149)	(677)	(1,279)
	$195	$(27)	$523	$(10)	Change in fair value of derivative instruments, net
The Company may be exposed to credit risk on any of the derivative financial instruments that are in an asset position. Credit risk relates to the risk of loss that the Company would incur because of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate this risk, management monitors counterparty credit exposure on an annual basis and enters into these arrangements with large financial institutions. The necessary credit adjustments have been reflected in the fair value of financial derivative instruments. There are no credit-risk-related contingent features that could be triggered in derivative financial instruments that are in a liability position.
The Company enters into interest rate swap contracts with counterparties that allow for net settlement of derivative assets and derivative liabilities. The Company has made an accounting policy election to offset recognized amounts relating to these interest swaps within the condensed consolidated balance sheets.
The following table summarizes the fair value of derivative instruments on the Company's condensed consolidated balance sheets and the effect of netting arrangements and collateral on its financial position:

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/(Liabilities) in the Balance Sheet
Balance, September 30, 2022:
Interest rate swap asset	$1,189	$—	$1,189
Swaption asset	246	—	246
	$1,435	$—	$1,435
Balance, December 31, 2021:
Interest rate swap liability	$(992)	$—	$(992)
There were no collateral balances with counterparties outstanding as of the period-end dates.
Commodity swap contracts
The Company utilizes commodity swap contracts to hedge against the unfavorable price fluctuations in market prices of electricity. The Company does not apply hedge accounting to these contracts. As such, unrealized and realized gain (loss) is recognized as a component of Renewable Power revenues in the condensed consolidated statement of operations and Derivative financial asset — current and non-current in the condensed consolidated balance sheets. These are considered to be Level 2 instruments in the fair value hierarchy. By using commodity swaps, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counter party to perform under the terms of the swap contract. When the fair value of the swap contract is positive, the counter party owes the Company creating a credit risk. The Company manages the credit risk by entering into contracts with financially sound counter parties. To mitigate this risk, management monitors counterparty credit exposure on an annual basis, and the necessary credit adjustments have been reflected in the fair value of financial derivative instruments. When the fair value of the swap contract is negative, the Company owes the counterparty creating a market risk that the market price is higher than the contract price resulting in the Company not participating in the opportunity to earn higher revenues.
In December 2018, the Company signed an amendment that converted an existing PPA into a commodity swap contract to allow the Company flexibility to sell the capacity separately and schedule the sale of electricity to independent third parties. Following the amendment, the Company agreed to net settle the contract in cash on a monthly basis based on the difference between the contract price and market price. The contract has a default minimum of 34,554 MWh per year. Additionally, the Company entered into an ISDA agreement with a counterparty in November 2019. Pursuant to the agreement, the Company entered into swaps with contract prices ranging between $35.75 and $51.25 per MWh.
The following table summarizes the commodity swaps in place as of September 30, 2022 and December 31, 2021. There were no new commodity swap contracts entered during the nine months ended September 30, 2022.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
December 14, 2018	January 1, 2019	September 30, 2022	34,554	$66.12
October 28, 2021	November 1, 2021	December 31, 2022	30,660	$48.75
December 27, 2021	January 1, 2022	December 31, 2022	26,280	$50.75

The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity swaps - realized loss	Revenues - Renewable power	$(744)	$(328)	$(931)	$169
Commodity swaps - unrealized gain (loss)	Revenues - Renewable power	161	(895)	(775)	(2,824)
Total realized and unrealized gain (loss)	Revenues - Renewable power	$(583)	$(1,223)	$(1,706)	$(2,655)

The following table summarizes the derivative assets and liabilities related to commodity swaps as of September 30, 2022 and December 31, 2021

	Fair Value		Location of Fair value recognized in Balance Sheet
	September 30, 2022	December 31, 2021
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$—	$382	Derivative financial asset, current portion
Current portion of unrealized loss on commodity swaps	$(394)	$—	Derivative financial liability, current portion

Other derivative liabilities
On July 21, 2022, the Company recorded derivative liabilities for the outstanding Public Warrants and Private Warrants, put option to Meteora, the Sponsor Earnout Awards and the OPAL Earnout Awards. Please see Note 3, Business Combination for additional information. The change in fair value on these derivative instruments in recorded as change in fair value of derivative instruments, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

Derivative liability	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2022	2021	2022	2021

Put option to Meteora	$384	$—	$384	$—
Sponsor Earnout Awards	1,100	—	1,100	—
OPAL Earnout Awards	5,300	—	5,300	—
Public Warrants	(3,578)	—	(3,578)	—
Private Warrants	(5,309)	—	(5,309)	—
	$(2,103)	$—	$(2,103)	$—	Change in fair value of derivative instruments, net

Fair value measurements
The fair value of financial instruments, including long-term debt and derivative instruments is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximates fair value due to their short-term maturities.
The carrying value of the Company's long-term debt of $82,896 and $134,083 as of September 30, 2022 and December 31, 2021, respectively, represents the total amount to be repaid if the debt has to be discharged in full and therefore approximates its fair value.
The Company follows ASC 820, Fair Value Measurement, regarding fair value measurements which establishes a three-tier fair value hierarchy and prioritizes the inputs used in valuation techniques that measure fair value. These tiers include:
Level 1 — defined as observable inputs such as quoted prices for identical instruments in active markets;
Level 2 — defined as quoted prices for similar instruments in active market, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations for which all significant inputs are observable market data;
Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
The Company's interest rate swap contracts are valued with pricing models commonly used by the financial services industry using discounted cash flows of forecast future swap settlements based on projected three-month SOFR rates. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The Company's interest rate swaps are classified within Level 2 of the valuation hierarchy based on the observable market rates used to determine its fair value. The Company does not expect to change its valuation techniques and therefore does not anticipate any transfers into or out of different levels of hierarchy. These interest rate swaps are accounted for as derivative financial instrument assets.
The Company values its energy commodity swap contracts based on the applicable geographical market energy forward curve. The forward curves are derived based on the quotes provided by New York Mercantile Exchange, Amerex Energy Services and Tradition Energy. The Company does not consider that the pricing index used involves significant judgement on the part of management. Therefore, the Company classifies these commodity swap contracts within Level 2 of the valuation hierarchy based on the observable market rates used to determine fair value.
The Company accounts for asset retirement obligations by recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The Company estimates the fair value of asset retirement obligations by calculating the estimated present value of the cost to retire the asset. This estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental, and political environments. In addition, the Company determines the Level 3 fair value measurements based on historical information and current market conditions. These assumptions represent Level 3 inputs, which can regularly change. As such, the fair value measurement of asset retirement obligations is subject to changes in these unobservable inputs as of the measurement date. The Company used a discounted cash flow model in which cash outflows estimated to retire the asset are discounted to their present value using an expected discount rate. A significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The Company estimated the fair value of its asset retirement obligations based on discount rates ranging from 5.75% to 8.5%.
The Company's Convertible Note Payable is valued with a discounted cash flow analysis to estimate the present value of the cash outflows associated with the arrangement. A synthetic credit rating model is utilized to estimate the Company's credit rating based on the Company's financial condition and the Company's forecasts and plans with respect to debt service, which is then used as input to perform a comparable yield analysis with similarly rated companies to obtain an appropriate discount rate. Other significant inputs include the principal amount, the stated coupon rate, the maturity date of the note and the conversion multiple, all of which are directly observable from the contract. This estimate also requires assumptions and judgements regarding the probability and the timing of the event occurring that would lead to automatic conversion. Certain significant assumptions used to determine the fair value of the convertible note represent Level 3 inputs and can regularly change. As such, the fair value measurement of the convertible note is subject to changes in these unobservable inputs as of the measurement date. A significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The Company estimated the fair value of the Convertible Note Payable based on discount rates ranging from 7.0% to 7.5%.
The Company accounted for its outstanding warrants by recording its fair value of a liability on the Closing Date of the Business Combination and recording the change in the fair value at the balance sheet date in the condensed consolidated statement of operations. The Company has the option to redeem the warrants at a conversion price of $0.10 per Warrant if the share price exceeds $10 per share and is less than $18 per share. The fair value of the Public Warrants and Private Warrants was based on a 20 day volume weighted average closing price of $9.68.
The fair value of the Sponsor Earnout Awards as of September 30, 2022 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the five year post-close period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $8.28 as of September 30, 2022;
•Expected volatility —65% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.1% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 4.8 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of September 30, 2022 was determined using a Monte Carlo valuation model with a distribution of potential outcomes for stock price and EBITDA over the 2-year period commencing on January 1, 2023 and ending on December 31, 2024. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $8.28 as of September 30, 2022;
•Weighted average cost of capital - 16% based on an average of historical volatilities of selected industry peers deemed to be comparable to our business.
•Expected volatility —60% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.2% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 2.2 year term of the earnout period;
•Dividend yield - zero.

The fair value of the Company's put option with Meteora as of September 30, 2022 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the 6 month post-close period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $8.28 as of September 30, 2022;
•Expected volatility —80% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 3.5% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 0.3 year term of the Forward Purchase Agreement ;
•Dividend yield - zero.
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of September 30, 2022 or December 31, 2021.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2022 and December 31, 2021, set forth by level, within the fair value hierarchy:

	Fair value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$5,968	$5,968
Convertible Note Payable	—	—	27,964	27,964
Put option with Meteora	—	—	4,216	4,216
Interest rate swaps	—	38	—	38
Commodity swap contracts	—	394	—	394
Derivative warrant liabilities	—	—	22,410	22,410
Earnout liabilities	—	—	39,500	39,500
Assets:
Swaption	—	246	—	246
Interest rate swaps	$—	$1,189	$—	$1,189

	Fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$5,738	$5,738
Contingent consideration on acquisition of non-controlling interest	—	—	4,456	4,456
Convertible Note Payable	—	—	58,710	58,710
Interest rate swap	—	992	—	992
Assets:
Commodity swap contracts	—	382	—	382

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the three and nine months ended September 30, 2022 is included in Note 2, Summary of Significant Accounting Policies.

11. Related Parties
Related parties are represented by the Ultimate Parent and other affiliates, subsidiaries and other entities under common control with the Ultimate Parent.

Capital contributions and distribution from and to members
During the nine months ended September 30, 2022 and 2021, the Company received contributions from its Ultimate Parent of $0 and $7,919, respectively. Additionally, the Company made distributions to its Ultimate Parent of $0 and $3,695 for the nine months ended September 30, 2022 and 2021, respectively.

Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded paid-in-kind preferred dividend of $2,658 and $5,093 for the three and nine months ended September 30, 2022. Please see Note 13, Redeemable Preferred Units and Equity, for additional information.

Purchase of investments from Related Parties
In August 2021, the Company acquired a 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded an income of $3034 and $2,478 as its share of net income for the three months and nine months ended September 30, 2022 and increased its investment in GREP as of September 30, 2022.

Sales contracts with Related Parties
In June 2020, Fuel Station Services, an indirect wholly-owned subsidiary of the Company, contracted with Beacon to dispense Beacon’s RNG and to generate and market the resulting RINs created on behalf of Beacon. The term of this contract runs from September 1, 2020 through October 31, 2030. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. During 2021, the Company acquired the remaining interests in Beacon. Therefore, all environmental fees earned are eliminated in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. During 2021, the Company accounted for Beacon under equity method for the period between January 1, 2021 and April 30, 2021 and consolidated Beacon for the remaining part of the year. Therefore, all environmental fees earned after May 1, 2021 are eliminated in the condensed consolidated statement of operations. For the period between January 1, 2021 and April 30, 2021, the company earned environmental processing fees of $632, net of intersegment elimination.
In March 2021, Fuel Station Services, contracted with Noble Road to dispense Noble Road's RNG and to generate and market the resulting RINs created on behalf of Noble Road The term of this contract run from November 1, 2021 through June 30, 2032. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. The facility came online in the first quarter of 2022. For the three and nine months ended September 30, 2022, the Company earned environmental processing fees of $80 and $322, net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company earned $0, net of intersegment elimination under this agreement.

Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with Fortistar LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expires on December 31, 2023, unless termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the three and nine months ended September 30, 2022 and 2021, there have been no material services provided by the Company's employees to Fortistar.
In June 2021, the company entered into a management services agreement with Costar Partners LLC (“Costar”), an affiliate of Fortistar. Pursuant to the agreement, Costar provides information technology (“IT”) support services, software use, licensing services, management of third party infrastructure and security services and additional IT services as needed by the Company. The agreement provides for Costar to be compensated based on actual costs incurred and licensing fees per user for certain software applications. The agreement expires in June 2024 unless the termination occurs earlier due to dissolution of the Company or it is terminated by the Company’s secured lenders in certain circumstances.
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses except for $1,518 incurred as transaction costs for the Business Combination recorded in additional paid-in capital and $26 recorded as Deferred financing costs as of September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Staffing and management services	$578	$134	$1,683	$6,054
Rent - fixed compensation	168	145	442	435
IT services	636	—	1,721	—
Total	$1,382	$279	$3,846	$6,489

As of September 30, 2022 and December 31, 2021, the Company had Accounts payable, related party in the amounts of $489 and $166, respectively.
12. Reportable Segments and Geographic Information
The Company is organized into four operating segments based on the characteristics of its renewable power generation, dispensing portfolio, and the nature of other products and services. During the second quarter of 2022, the Company changed its' internal reporting to its executive leadership team ("Chief Operating Decision Makers"). We aligned our reportable segments disclosure to align with the information and internal reporting that is provided to our Chief Operating Decision Makers. Therefore, the Company reassessed its reportable segments and revised all the prior periods to make the segment disclosures comparable.
•RNG Fuel. The RNG Fuel segment relates to all RNG supply and dispensing activities directly related to the generation and sale of brown gas and environmental credits, and consists of
◦Development and construction – RNG facilities in which long term gas right contracts have been, or are in the process of being ratified and the construction of RNG generation facilities.
◦RNG supply operating facilities – This includes the generation, extraction, and sale of RNG - plus associated RINs and LCFSs from landfills.
◦RNG and CNG fuel dispensing stations for vehicle fleets - This includes both dispensing/sale of brown gas and the environmental credit generation and monetization. The Company operates Fueling Stations that dispense gas for vehicles. This also includes the development and construction of these facilities.
     For the three and nine months ended September 30, 2022, the Company has accounted for its interests in Pine Bend, Reynolds and Noble Road under the equity method of accounting and the results of operations of Beacon, New River, Central Valley, Emerald, Sapphire and Sunoma were consolidated in its condensed consolidated statement of operations. The Company has accounted for its interest in Beacon under the equity method of accounting for the period between January 1, 2021 and April 30, 2021 and had consolidated for the period between May 1, 2021 and September 30, 2021. The results of operations of Noble Road, Pine Bend, Sunoma and Beacon for the period between January 1, 2021 and September 30, 2021 were consolidated in its condensed consolidated statement of operations. As of September 30, 2022, Central Valley, Emerald, and Sapphire are not operational. Sunoma became operational in December 2021, Noble Road in January 2022, Pine Bend in September 2022 and New River in April 2022.
•Fuel Station Services. Through its Fuel Station Services segment, the Company provides construction and maintenance services to third-party owners of vehicle Fueling Stations. This segment includes:
◦Service and maintenance contracts for RNG/CNG fueling sites. Includes a manufacturing division that builds Compact Fueling Systems and Defueling systems.
◦Third Party CNG Construction of Fueling Stations - Design/build and serve as general contractor for typically Guarantee Maximum Price or fixed priced contracts for customers typically lasting less than one year.

•Renewable Power Portfolio. The Renewable Power portfolio segment generates renewable power through methane-rich landfills and digester gas collection systems which is then sold to public utilities throughout the United States. The Renewable Power portfolio operates primarily in Southern California.

•Corporate. This segment consists of activities managed and maintained at the Company corporate level primarily including but not limited to:
◦Executive, accounting, finance, sales activities such as: payroll, stock compensation expense, travel and other related costs.
◦Insurance, professional fees (audit, tax, legal etc.).
The Company has determined that each of the four operating segments meets the characteristics of a reportable segment under U.S. GAAP. The Company's activities and assets that are not associated with the four reportable segments are summarized in the "Other" category below. These include corporate investment income, interest income and interest expense, income tax expense, and other non-allocated costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Renewable Power	$49,247	$11,351	$69,335	$33,672
RNG Fuel	38,682	20,106	98,157	55,009
Fuel Station Services	23,763	18,383	56,448	35,560
Other(1)	166	6	293	55
Intersegment	(3,150)	(2,662)	(8,172)	(5,147)
Equity Method Investment(s)	(42,158)	—	(47,247)	(14,181)
	$66,550	$47,184	$168,814	$104,968
____________
(1) Other includes revenues of Fortistar Contracting LLC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and Financing Expense, Net:
Renewable Power	$(1,440)	$(1,043)	$(3,559)	$(3,113)
RNG Fuel	(189)	—	(240)	(24)
Corporate	853	(1,311)	(3,385)	(2,522)
	$(776)	$(2,354)	$(7,184)	$(5,659)
____________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation, Amortization, and Accretion:
Renewable Power	$1,176	$1,268	$4,283	$3,735
RNG Fuel	2,621	1,206	6,379	3,584
Fuel Station Services	129	107	331	316
Other(1)	31	32	95	96
Equity Method Investment(s)	(699)	—	(1,272)	(1,059)
	$3,258	$2,613	$9,816	$6,672
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income: (loss)
Renewable Power	$1,098	$(1,676)	$(1,071)	$(6,526)
RNG Fuel	12,137	8,233	25,779	12,743
Fuel Station Services	2,109	2,807	5,523	5,488
Corporate	(13,669)	(8,591)	(33,329)	4,853
Equity Method Investment(s)	3,694	—	3,658	2,392
	$5,369	$773	$560	$18,950

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for Purchases of Property, Plant, and Equipment:
Renewable Power	$500	$—	$1,800	$—
Fuel Station Services	3,353	10,519	6,653	10,519
RNG Fuel	25,937	18,452	76,496	52,874
	$29,790	$28,971	$84,949	$63,393

	September 30, 2022	December 31, 2021
Total Assets:
Renewable Power	$42,654	$43,728
RNG Fuel	387,434	215,512
Fuel Station Services	56,372	56,567
Corporate and other	120,888	17,887
Equity Method Investment(s)	48,708	47,150
	$656,056	$380,844

Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
13. Variable Interest Entities
We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires judgment. Our considerations in determining the VIE's most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE's purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE's initial design, and the existence of explicit or implicit financial guarantees. If we are the party with the power over the most significant activities, we meet the "power" criteria of the primary beneficiary. If we do not have the power over the most significant activities or we determine that all significant decisions require consent of a third-party, we do not meet the "power" criteria of the primary beneficiary.
We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE, and our market-making activities related to the variable interests.
As of September 30, 2022 and December 31, 2021, the Company held equity interests in five VIEs — Sunoma, GREP, Emerald, Sapphire, and Central Valley. GREP has been presented as an equity method investment and the remaining four VIEs Sunoma, Emerald, Sapphire, and Central Valley are consolidated by the Company.
During the three months ended September 30, 2022, the Company determined that it will no longer be liable to pay $4,365, which was previously recorded as part of other liabilities - long term, to a non-controlling interest in one of our VIEs as the applicable criteria for payment are no longer met. Therefore, the Company reversed the liability on its condensed consolidated balance sheet as of September 30, 2022 and recorded $4,365 as Other income in its condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The Company determined that each of these entities are VIEs and in its capacity as a managing member except for Emerald and Sapphire, the Company is the primary beneficiary. The Company is deemed as a primary beneficiary based on two conditions:
•The Company, as a managing member, has the power to order the activities that significantly impact the economic performance of the four entities including establishment of strategic, operating, and capital decisions for each of these entities; and
•The Company has the obligation to absorb the potential losses for the right to receive potential benefits, which could be significant to the VIE;
As a primary beneficiary, the Company consolidates these entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation.
The VIEs, Emerald and Sapphire are organized as 50/50 joint ventures managed by an independent board consisting of four members appointed by the Company and the joint venture partner. The board of managers has sole power and authority to conduct, direct and exercise control over the joint venture's activities except with respect to certain terms under certain operating agreements. The Company determined that it is the primary beneficiary as a result of its economic exposure and incremental power to direct certain key economic activities of the joint venture and therefore consolidated the VIEs in its condensed consolidated financial statements.
Our variable interests in each of our VIEs arise primarily from our ownership of membership interests, construction commitments, our provision of operating and maintenance services, and our provision of environmental credit processing services to VIEs.
The following table summarizes the major condensed consolidated balance sheet items for consolidated VIEs as of September 30, 2022 and December 31, 2021. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
•All of the VIEs are RNG facilities and they are reported under the RNG Fuel Supply segment;
•The nature of our interest in these entities is primarily equity based and therefore carry similar risk and reward characteristics;
The amount of assets that can only be used to settle obligations of the VIEs are parenthesized in the condensed consolidated balance sheets and are included in the asset totals listed in the table below.

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,045	$1,991
Accounts receivable, net	1,129	40
Restricted cash - current	7,623	—
Short term investments	15,411	—
Prepaid expenses and other current assets	268	113
Total current assets	34,476	2,144
Property, plant and equipment, net	50,099	27,794
Restricted cash, non-current	2,867	1,163
Total assets	$87,442	$31,101

Liabilities and equity
Current liabilities:
Accounts payable	$2,783	$544
Accrued capital expenses	1,493	1,722
Sunoma Loan- current portion	—	756
Total current liabilities	4,276	3,022
Sunoma loan, net of debt issuance costs	22,080	16,199
Total liabilities	26,356	19,221
Equity
Stockholders' equity	34,412	10,692
Non-redeemable non-controlling interests (1)	26,674	1,188
Total equity	61,086	11,880
Total Liabilities and Equity	$87,442	$31,101
(1) In August 2022, the Company paid $5,845 as prepayment of its share of equity contribution in a joint venture to meet the equity requirements. As of September 30, 2022, $2,922 of the payment has been reflected as part of non-redeemable non-controlling interest in the condensed consolidated statement of changes in Redeemable non-controlling interests, redeemable preferred non-controlling interests and stockholders' equity.

14. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity

The condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity reflect the reverse recapitalization and Business Combination as mentioned in Note 3, Business Combination. As OPAL Fuels was deemed to be the acquirer in the Business Combination, all periods prior to the completion of the Business Combination reflect the balances and activity of OPAL Fuels. The consolidated balances as of December 31, 2021 from the audited financial statements of OPAL Fuels as of that date, share activity (Redeemable preferred units and common units) and per share amounts in these condensed consolidated statements of change in redeemable preferred units and stockholders' equity were retroactively adjusted.

Common stock

After giving effect to the Business Combination, there are currently (i) 25,671,390 shares of Class A common stock issued and outstanding, (ii) 144,399,037 shares of New OPAL Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share, of (“Class B common stock”) issued and outstanding ( Shares of Class B common stock do not have any economic value except voting rights as described below) and (iv) no shares of Class C common stock, par value $0.0001 per share, (“ Class C common stock”) issued and outstanding (shares of Class D common stock do not have any economic value except voting rights as described below)

As part of the Business Combination, $68,257 of Class A common stock and Additional paid-in capital was recorded, net of transaction costs of $6,569. Please see Note 3, Business Combination for additional information.

Class A common stock

Voting Rights. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Further, the holders of the outstanding shares of Class A common stock are entitled to vote separately upon any amendment to the Company's Certificate of Incorporation (the "Charter") (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such series of common stock in a manner that is disproportionately adverse as compared to the Class B common stock, the Class C common stock and the Class D common stock.

Dividends. Dividends and other distributions of cash, stock or property may be declared and paid on the shares of Class A common stock and the shares of Class C common stock out of the assets of the Company that are by law available therefor, at the times and in the amounts as our board in its discretion may determine.

Liquidation rights. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities and of the preferential and other amounts to which the holders of preferred stock are entitled, if any, the holders of all outstanding shares of Class A common stock and Class C common stock will be entitled to receive, pari passu, an amount per share equal to the par value thereof, and thereafter the holders of all outstanding shares of Class A common stock and Class C common stock will be entitled to receive the remaining assets of the Company available for distribution ratably in proportion to the number of shares of Class A common stock and Class C common stock, which shall be treated as a single class.
Class B common stock

Shares of Class B common stock may, together with the corresponding Class B Units, be exchanged for shares of Class A common stock.

Voting Rights. Each holder of Class B common stock will be entitled to one vote for each share of Class B common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Further, the holders of the outstanding shares of Class B common stock will be entitled to vote separately on any amendment to the Charter (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such series of Common Stock in a manner that is disproportionately adverse as compared to the Class A common stock, the Class C common stock and the Class D common stock.

Dividends. Dividends of cash or property may not be declared or paid on shares of Class B common stock.

Liquidation rights. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities and of the preferential and other amounts to which the holders of preferred stock are entitled, if any, the holders of shares of Class B common stock will not be entitled to receive, with respect to such shares, any assets of the Company in excess of the par value thereof. Notwithstanding the foregoing, the holders of Class B common stock will have the right to exchange their shares of Class B common stock, together with the corresponding Class B Units constituting the remainder of any paired interests (as defined in the Charter) in which such shares are included, for shares of Class A common stock or for the consideration payable in respect of shares of Class A common stock in such voluntary or involuntary liquidation, dissolution or winding-up.

Class C common stock

Shares of Class C common stock may be converted to shares of Class A common stock, as discussed further below.

• Voluntary Conversion. Each share of Class C common stock shall be convertible into one share of Class A common stock at the option of the holder thereof, at any time upon written notice to OPAL; provided that, for the avoidance of doubt, any such holder of shares of Class C common stock may in such written notice to OPAL specify that such conversion into shares of Class A common stock shall be contingent upon the consummation of one or more sale or other transfer transactions.

•Automatic Conversion. Each share of Class C common stock shall automatically, without any further action, convert into one share of Class A common stock upon a transfer, other than a Transfer to a qualified stockholder (as defined in the Charter).

Voting Rights. Each holder of Class C common stock will be entitled to five votes for each share of Class C common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Further, the holders of the outstanding shares of Class C common stock will be entitled to vote separately upon any amendment to the Charter (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such series of common stock in a manner that is disproportionately adverse as compared to the Class A common stock, the Class B common stock and the Class D common stock.

Dividends. Dividends and other distributions of cash, stock or property may be declared and paid on the shares of Class A common stock and the shares of Class C common stock out of the assets of the Company that are by law available therefor, at the times and in the amounts as our board in its discretion may determine.

Liquidation rights. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities and of the preferential and other amounts to which the holders of preferred stock are entitled, if any, the holders of all outstanding shares of Class A common stock and Class C common stock will be entitled to receive, pari passu, an amount per share equal to the par value thereof, and thereafter the holders of all outstanding shares of Class A common stock and Class C common stock will be entitled to receive the remaining assets of the Company available for distribution ratably in proportion to the number of shares of Class A common stock and Class C common stock, which shall be treated as a single class.

Class D common stock

Shares of Class D common stock may be converted into shares of Class B common stock pursuant to the Charter. Further, shares of Class D common stock, together with the corresponding Class B Units may be exchanged for shares of Class C common stock or converted into shares of Class A common stock as further discussed below.

    Voluntary Conversion. Each share of Class D common stock shall be convertible into one share of Class B common stock at the option of the holder thereof at any time upon written notice to the Company;
    Automatic Conversion. Each share of Class D common stock shall automatically, without any further action, convert into one share of Class B common stock upon a transfer, other than a transfer to a qualified stockholder.

Voting Rights. Each holder of Class D common stock will be entitled to five votes for each share of Class D common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Further, the holders of the outstanding shares of Class D common stock will be entitled to vote separately upon any amendment to the Charter (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such series of common stock in a manner that is disproportionately adverse as compared to the Class A common stock, the Class B common stock and the Class C common stock.

Dividends. Dividends of cash or property may not be declared or paid on shares of Class D common stock.

Liquidation rights. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities and of the preferential and other amounts to which the holders of preferred stock are entitled, if any, the holders of shares of Class D common stock will not be entitled to receive, with respect to such shares, any assets of the Company in excess of the par value thereof. Notwithstanding the foregoing, the holders of Class D common stock will have the right to exchange their shares of Class B common stock, together with the corresponding Class B Units constituting the remainder of any paired interests (as defined in the Charter) in which such shares are included, for shares of Class C common stock or for the consideration payable in respect of shares of Class C common stock in such voluntary or involuntary liquidation, dissolution or winding-up.

Redeemable preferred non-controlling interests

On November 29, 2021, as part of an exchange agreement (“Hillman exchange”), the Company issued 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries.

On November 29, 2021, Mendocino Capital LLC (“NextEra”) subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. As of December 31, 2021, no Series A preferred units were issued. During the nine months ended September 30, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units.

Upon completion of Business Combination, the Company assumed Series A-1 preferred units and Series A preferred units which were issued and outstanding by OPAL Fuels. The Company recorded the Series A-1 preferred units and Series A preferred units as Redeemable preferred non-controlling interests. The Company incurred issuance costs of $267 in third-party legal fees in the fourth quarter of 2021, which was presented as Deferred financing costs in the consolidated balance sheet as of December 31, 2021. The Company has elected to adjust the carrying value of the preferred units to the redemption value at the end of each reporting period by immediately amortizing the issuance costs in the first reporting period after issuance of the preferred units. Therefore, the Company amortized the $267 to Retained earnings component of Members' equity as of September 30, 2022.

The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2021 to September 30, 2022:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount
Balance, December 31, 2021	300,000	$30,210	—	$—
Series A units issued by OPAL Fuels	—	—	1,000,000	100,000
Paid-in-kind dividends attributable to OPAL Fuels		1,752		3,031
Paid-in kind dividends attributable to Class A common stockholders	—	68	—	242
Balance, September 30, 2022	300,000	$32,030	1,000,000	$103,273

Terms of Redeemable preferred units

The Series A and Series A-1 preferred units (together the “Preferred Units”) have substantially the same terms and features which are listed below:

Voting: The Series A-1 preferred units to Hillman do not have any voting rights. The Series A preferred units issued to NextEra have limited rights to prevent the Company from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of the Company’s primary business.

Dividends: The Preferred Units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company is allowed to elect to issue additional Preferred Units ( paid-in-kind) in lieu of cash for the first eight dividend payment dates. The Company elected to pay the dividends to be paid-in-kind for all periods presented. In the occurrence of certain events of default, the annual dividend rate increases to 12%. Additionally, the dividend rate increases by 2% for each unrelated uncured event of default up to a maximum of 20%.

Liquidation preference: In the event of liquidation of the Company, each holder of a unit of Series A and Series A-1 is entitled to be paid on pro-rata basis the original issue price of $100 per unit plus any accrued and unpaid dividends out of the assets of the Company available for distribution after payment of the Company’s debt and liabilities and liquidation expenses.

Redemption: At any time after issuance, the Company may redeem the Redeemable preferred units for a price equal to original issue price of $100 per unit plus any accrued and unpaid dividends. Holders of the Preferred Units may redeem for an amount equal to original issue price of $100 per unit plus any accrued and unpaid dividends upon (i) occurrence of certain change in control event (ii) at the end of four years from the date of issuance, except the Preferred Units issued to

Hillman can only be redeemed 30 days after the fourth year anniversary of the first issuance of Preferred Units to NextEra. The maturity date is determined to be the date at which the holder’s redemption option becomes exercisable as this is the date in which both the Company and the holder may redeem the preferred units. The maturity date could be as early as November 29, 2025 but no later than June 30, 2026, depending on when the Series A units to NextEra are issued as previously detailed herein.

Conversion: Holder’s may elect to convert Preferred Units into common units in the limited chance that the Company fails to redeem the Preferred Units under an optional redemption, the annual dividend rate increases to 12% and is further increased to 14% after one year, and thereafter by 2% every 90 days up to a cap of 20%. The Company must also redeem all NextEra Series A preferred units on which the redemption option has been exercised prior to redeeming any Hillman Series A-1 preferred units. If elected, the holder may convert all or a portion of its Preferred Units into a number of common units equal to: (i) number of Preferred Units, multiplied by, (ii) $100 plus accrued and unpaid cash dividends, divided by, (iii) conversion price. The conversion price is equal to the value of the Company’s common units determined as follows, and reduced by a 20% discount if conversion occurs during the first year of delayed redemption, a 25% discount during the 2nd year, and a 30% discount thereafter:

1. Using 20-day volume-weighted average price (“VWAP”) of the Company's common shares.

2. Otherwise the estimated proceeds to be received by the holder of a common unit if the net assets of the Company were sold at fair market value and distributed.

Redeemable non-controlling interests

Upon consummation of Business Combination, OPAL Fuels and its members caused the existing limited liability company agreement to be amended and restated and in connection therewith, all of the common units of OPAL Fuels LLC issued and outstanding immediately prior to the closing were re-classified into 144,399,037 Class B Units ("OPAL Class B Units"). Each Class B Unit is paired with 1 non-economic share of Class D common stock issued by the Company. Each pair of Class B Unit and 1 share of Class D common stock is exchangeable to either 1 share of Class A common stock or 1 share of Class C common stock at the holder's option. Upon an exchange for Class A common stock, the Company has the option to redeem shares for cash at their market value.

Redeemable non-controlling interests have been presented as mezzanine equity in the condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity.At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of September 30, 2022, the Company recorded $1,160,723 to adjust the carrying value to their redemption value based on a 5 day VWAP of $8.47 per share.
15. Net Income (loss) Per Share
The basic loss per share of Class A common stock is computed by dividing the net loss attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. Prior to the Business Combination, the membership structure of OPAL Fuels included common units which shared in the profits and losses of OPAL Fuels LLC. The Company analyzed the calculation of earnings per units for periods prior to the consummation of the Business Combination and determined that such information would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore net loss per share information has not been presented for periods prior to Business Combination on July 21, 2022. The basic and diluted net loss per share for the three and nine months ended September 30, 2022 represent only the period from July 21, 2022 to September 30, 2022.
The diluted loss per share of Class A common stock for the three and nine months ended September 30, 2022 does not include Redeemable preferred non-controlling interests, Convertible Note Payable because the substantive contingency for conversion has not been met as of September 30, 2022. It does not include 9,223,261 Private Warrants and 6,223,261 Public Warrants as their strike price at $11.50 exceeded the average market price for the Company during the measurement period. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 763,908 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of September 30, 2022.

The Class D common stock does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Net loss attributable to Class A common stockholders	(1,125)	$(1,125)
Less: change in fair value of the put option on the forward purchase agreement	384	384
Diluted Net loss attributable to Class A common stockholders	(1,509)	(1,509)

Weighted average number of shares of Class A common stock - basic	25,671,390	25,671,390
Effect of the dilutive put option on a forward purchase agreement	152,382	152,382
Weighted average number of shares of Class A common stock - diluted	25,823,772	25,823,772
Net loss per share of Class A common stock
Basic	$(0.04)	$(0.04)
Diluted	$(0.06)	$(0.06)
,

16. Income taxes
As a result of the Company’s up-C structure effective with the Business Combinations, the Company expects to be a tax-paying entity. However, as the Company has historically been loss-making, any deferred tax assets created as a result of net operating losses and other deferred tax assets for the excess of tax basis in the Company's investment in Opal Fuels would be offset by a full valuation allowance. Prior to the Business Combination, OPAL Fuels was organized as a limited liability company, with the exception of one partially-owned subsidiary which filed income tax returns as a C-Corporation. The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Judgment is required in determining the provisions for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
For the three and nine months ended September 30, 2022, the Company recorded zero income tax expense. The effective tax rate for the three months ended September 30, 2022 was 0%. The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2022 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company did not record a tax provision for the three and nine months ended September 30, 2021 primarily due to OPAL Fuels' status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
17. Commitments and Contingencies
Letters of Credit

As of September 30, 2022 and December 31, 2021, the Company was required to maintain nine standby letters of credit totaling $9,348 and $9,023, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Purchase Options
The Company has two contracts with customers to provide CNG for periods of seven and ten years, respectively. The customers have an option to terminate the contracts and purchase the Company's CNG Fueling Station at the customers' sites for a fixed amount that declines annually.
In July 2015, the Company entered into a ten year fuel sales agreement with a customer that included the construction of a CNG Fueling Station owned and managed by the Company on the customer's premises. At the end of the contract term, the customer has an option to purchase the CNG Fueling Station for a fixed amount. The cost of the CNG Fueling Station was recorded to Property, plant, and equipment and is being depreciated over the contract term.
Legal Matters
The Company is involved in various claims arising in the normal course of business. Management believes that the outcome of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.
18. Subsequent Events
On October 4, 2022, the Company granted 428,902 restricted stock units for certain eligible employees and board of directors under the OPAL Fuels Inc. 2022 Omnibus Equity Incentive Plan. The aggregate fair value of the grant was $3,405 based on the closing share price of $7.94 on October 3, 2022. The shares will vest in full on October 3, 2023. The amortization of the above grants will be included in the selling, general and administrative expenses in the condensed consolidated statement of operations beginning in the fourth quarter of 2022.
On October 12, 2022, the Company borrowed $12,500 under the OPAL Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8K, which was filed with Securities and Exchange Commission (the "SEC") on July 27, 2022. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
We are a renewable energy company specializing in the capture and conversion of biogas for the (i) production of renewable natural gas ("RNG") for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of electricity generated from renewable sources ("Renewable Power") for sale to utilities, (iii) generation and sale of Environmental Attributes (as defined below) associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The Biogas Conversion Projects currently use LFG and dairy manure as the source of the biogas. In addition, we have has recently begun implementing design, development, and construction services for hydrogen Fueling Stations, and we are pursuing opportunities to diversify its sources of biogas to other waste streams. The term “Environmental Attributes” refers to federal, state and local government incentives in the United States, provided in the form of renewable identification numbers (“RINs,”) renewable energy credits (“RECs”), low carbon fuel standard (“LCFS”) credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy.We separately design, develop, construct, operate and service Fueling Stations for vehicle fleets across the country that dispense RNG and/or compressed natural gas ("CNG") to displace diesel as a fleet transportation fuel.
The Company was formerly known as Arclight Clean Transition Corp II ("Arclight"), which was a blank check company incorporated in Cayman Islands on January 13, 2021. Arclight was formed for the purpose of effecting a merger, share exchange, asset acquisition, reorganization or similar business combination with one or more businesses. OPAL Fuels LLC was formed in December 2020 as a wholly owned subsidiary of OPAL HoldCo under the laws of the State of Delaware. On December 31, 2020, Fortistar LLC and certain of its affiliated entities contributed their respective ownership interests in the following legal entities to OPAL Fuels in a common-control reorganization: TruStar Energy Holdings LLC, Fortistar RNG LLC, Fortistar Methane 3 Holdings LLC, Fortistar Methane 3 LLC, Fortistar Contracting LLC, and Fortistar Methane 4 LLC. On December 2, 2021, the Company, OPAL Holdco and OPAL Fuels entered into a business combination agreement ("Business Combination Agreement").
Business combination
On July 21, 2022, we completed the Business Combination. After giving effect to the Business Combination, the redemption of public shares as described below, the consummation of the related PIPE investment, and the separation of the former ArcLight units, there are currently (i) 25,171,390 shares of our Class A common stock issued and outstanding, (ii) 144,399,037 shares of our Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share (“Class B common stock”) issued and outstanding (shares of Class B common stock do not have any economic value but entitle the holder thereof to one vote per share) and (iv) no shares of our Class C common stock, par value $0.0001 per share, (“Class C common stock”) issued and outstanding (shares of Class C common stock entitle the holder thereof to five votes per share). The Class A common stock and warrants commenced trading on the Nasdaq Global Select Market under the symbols “OPAL” and “OPALW,” respectively, on July 22, 2022.
Recent developments

Construction Update

•The Company has begun construction on a renewable power to RNG conversion project in the Northeast bringing to seven the number of RNG facilities under construction as of September 30, 2022, with anticipated aggregate nameplate capacity of 4.2 million MMBtu of landfill biogas and 0.6 million MMBtu of dairy biogas.

•Received RIN certification for New River in October and anticipate receiving RIN certification for Pine Bend by end of 2022.

•Emerald and Prince William RNG projects are expected to commence commercial operations by mid-2023 and the Sapphire RNG project by early 2024. OPAL Fuels’ share of annual nameplate capacity for these landfill projects is 3.8 million MMBtu.

•Construction is progressing at two Central Valley California dairy RNG projects with commercial operations anticipated in 2024.

Development Update

•The Company's Advanced Development Pipeline comprises 16 projects representing 7.4 million MMBtu of feedstock biogas per year consisting of 6.2 million MMBtu of landfill biogas, 0.5 million MMBtu dairy biogas, and 0.7 million MMBtu of food waste and wastewater biogas.

•The Company is evaluating nine of our existing renewable power projects comprising 3.2 million MMBtu per year of landfill biogas in light of the incentives in the Inflation Reduction Act.

•The Company's total number of RNG dispensing stations grew from 69 at December 31, 2021, to 123 at September 30, 2022
Impact of COVID-19
In response to the COVID-19 pandemic, we instituted a safety committee that oversees our compliance with federal, state, and local government mandates, and ensures that the Company adheres to Centers for Disease Control guidelines to maintain safe working conditions for our employees. Some of the protocols we implemented include limiting in-person work to essential personnel and performing temperature checks. Since March 2020, where practicable, our employees have worked remotely and minimized travel and other non-essential contact. Additionally, we are providing our employees with COVID-19 testing at no cost and personal protective equipment for their safety and well-being.
As of the date of this report, the COVID-19 pandemic has had a relatively minimal economic impact on our results of operations.
The duration and future economic severity of the COVID-19 remains uncertain, and our results of operations and financial condition could potentially face material adverse effect(s) in the future due to COVID-19.
Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on 8-K, which was filed with SEC on July 27, 2022.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company relate to the useful lives of property, plant and equipment, the value of stock-based compensation and the fair value of derivatives including warrant liabilities, earnout liabilities, put option on a forward purchase agreement, interest rate swaps and commodity swap contracts. Actual results could differ from those estimates.

Key Factors and Trends Influencing our Results of Operations
The principal factors affecting our results of operations and financial condition are the markets for RNG, Renewable Power, and associated Environmental Attributes, and access to suitable biogas production resources. Additional factors and trends affecting our business are discussed in "Risk Factors" elsewhere in this report.
Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations ("RVOs") for D3 (cellulosic biofuel with a 60% greenhouse gas (“GHG”) reduction requirement) RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. The Environmental Protection Agency's issuance of timely and sufficient annual RVOs to accommodate the RNG industry's growing production levels is necessary to stabilize the RIN market. The current authorization for the EPA's issuance of RVOs will expire beginning in 2023, and the EPA may issue RVOs under a modified system that has yet to be developed, which creates additional uncertainty as to RIN pricing. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon (with several other states also actively considering LCFS initiatives similar to those in California and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
Commercial transportation, including heavy-duty trucking, generates approximately 30% emissions of overall CO₂ and other climate-harming GHGs in the United States, and transitioning this sector to low and negative carbon fuels is a critical step towards reducing overall global GHG emissions. The adoption rate of RNG-powered vehicles by commercial transportation fleets will significantly impact demand for our products.
We are also exposed to the commodity prices of natural gas and diesel, which serve as alternative fuel for RNG and therefore impact the demand for RNG.
Renewable Power Markets
We also generate revenues from sales of RECs and Renewable Power generated by our biogas-to-Renewable Power projects. RECs exist because of legal and governmental regulatory requirements, and a change in law or in governmental policies concerning Renewable Power, landfill gas ("LFG"), or the sale of RECs could affect the market for, and the pricing of, the RECs that we generate through production at our Biogas Conversion Projects. We periodically evaluate opportunities to convert existing biogas-to-Renewable Power projects to RNG production. This strategy has been an increasingly attractive avenue for growth when RNG from landfills become eligible for D3 RINs. We have been negotiating with several of our Renewable Power off-takers to enter arrangements that would free up the LFG resource to produce RNG. Changes in the price we receive for RECs and Renewable Power, together with the revenue opportunities and conversion costs associated with converting our LFG sites to RNG production, could have a significant impact on our future profitability.
Key Components of Our Results of Operations
We generate revenues from the sale of RNG fuel, Renewable Power, and associated Environmental Attributes, as well as from the construction, fuel supply, and servicing of Fueling Stations for commercial transportation vehicles using natural gas to power their fleets. These revenue sources are presented in our statement of operations under the following captions:
•RNG Fuel. The RNG Fuel segment includes RNG supply and dispensing activities as well as the associated generation and sale of commodity natural gas and environmental credits, and consists of

◦RNG Production Facilities – the design, development, construction, maintenance and operation of facilities that convert raw biogas into pipeline quality natural gas
◦Included here are the Company's interests in both operating and construction projects.

◦RNG and CNG Fuel Dispensing Stations - This includes both the dispensing (or sale) of RNG, commodity natural gas, and environmental credit generation and monetization. The Company operates Fueling Stations that dispense both CNG and RNG fuel for vehicles.

•Fuel Station Services. Through its Fuel Station Services segment, the Company provides construction and maintenance services to third-party owners of Fueling Stations. This segment includes:

◦Service and maintenance contracts for RNG/CNG Fueling Stations.
◦Manufacturing division that builds Compact Fueling Systems and Defueling systems.
◦Design/Build contracts where the Company serves as general contractor for construction of Fueling Stations, typically structured as Guarantee Maximum Price or fixed priced contracts for customers, generally lasting less than one year.

•Renewable Power Portfolio. The Renewable Power portfolio segment generates renewable power through combustion of biogas from landfills and digester gas collection systems which is then sold to public utilities throughout the United States. The Renewable portfolio operates primarily in Southern California.
Our costs of sales associated with each revenue category are as follows:
•RNG Fuel. Includes royalty payments to biogas site owners for the biogas we use; service provider costs; salaries and other indirect expenses related to the production process, utilities, transportation, storage, and insurance; and depreciation of production facilities.
•Fuel Station Services. Includes equipment supplier costs; service provider costs; and salaries and other indirect expenses.
•Renewable Power. Includes land usage costs; service provider costs; salaries and other indirect expenses related to the production process; utilities; and depreciation of production facilities.
Selling, general, and administrative expense consists of costs involving corporate overhead functions, including the cost of services provided to us by an affiliate, and marketing costs.
Depreciation and amortization primarily relate to depreciation associated with property, plant, and equipment and amortization of acquired intangibles arising from PPAs and interconnection contracts. We are in the process of expanding our RNG and Renewable Power production capacity and expect depreciation costs to increase as new projects are placed into service.
Results of Operations for the three and nine months ended September 30, 2022 and 2021:
Operational data
The following table summarizes the operational data achieved for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

RNG Fuel volume produced (Million MMBtus)	0.6	0.4	1.6	1.2
RNG Fuel volume sold (Million GGEs)	7.4	6.3	20.5	14.1
Total volume delivered (Million GGEs)	30.7	23.1	82.6	68.8
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	Design capacity (MMbtus per year) (1)	Source of bio gas	Ownership (2)
RNG projects in operation:
Greentree	900,000	LFG	100%
Imperial	900,000	LFG	100%
New River	600,000	LFG	100%
Noble Road	800,000	LFG	50%
Pine Bend	775,000	LFG	50%
Sunoma	200,000	Dairy	90%
Sub total	4,175,000

RNG projects in construction:
Biotown	375,000	Dairy	10%
Prince William	1,600,000	LFG	100%
Hilltop	250,000	Dairy	100%
Vander Schaaf	250,000	Dairy	100%
Emerald	2,100,000	LFG	50%
Sapphire	1,300,000	LFG	50%
New England	250,000	LFG	100%
Sub total	6,125,000

Total	10,300,000
(1) Design capacity may not reflect actual production of RNG from the projects, which will depend on many variables including, but not limited to, quantity and quality of the biogas, operational up-time of the facility, and actual productivity of the facility.
(2) Certain projects have provisions that will adjust, or “flip,” the percentage of distributions to be made to us over time, typically triggered by achievement of hurdle rates that are calculated as internal rates of return on capital invested in the project.
Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	RNG conversion candidate	Stage of RNG conversion

California 1	5.2	Yes	In Development
California 2	6.1	No	N/A
California 3	3.0	No	N/A
California 4	3.2	No	N/A
California 5	1.8	No	N/A
California 6	1.6	No	N/A
California 7	6.5	No	N/A
California 8	6.5	No	N/A
Florida	2.9	No	N/A
New England	5.3	Yes	In Construction
Massachusetts 2	3.6	No	N/A
Michigan 1E(2)	28.9	Yes	In Construction
Michigan 3	6.3	Yes	In Development
New York	5.9	No	N/A
North Carolina 1	14.4	Yes	In Development
Pennsylvania	8.0	No	N/A
Prince William 1E (3)	1.9	Yes	In Development
Prince William 2E (4)	4.8	Yes	In Development
Virginia - Richmond	8.0	Yes	In Development
Total	123.9
(1) Nameplate capacity is the maximum permitted output for each facility and may not reflect actual MW production from the projects, which depends on many variables including, but not limited to, quantity and quality of the biogas, operational up-time of the facility, and actual productivity of the facility.
(2) See RNG Projects Table above, reference “Michigan 1” under “RNG Projects In Construction.” It is currently contemplated that the Michigan 1E renewable power plant will continue limited operations on a stand-by, emergency basis through March of 2031.
(3) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.” It is currently contemplated that the Prince William 1E renewable power plant will continue operations through approximately December 2022.
(4) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.” It is currently contemplated that the Prince William 2E renewable power plant will continue operations through approximately December 2022.

Comparison of the Three and Nine Months Ended September 30, 2022, and 2021
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three and nine months ended September 30, 2022 and 2021 .

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2022	2021			2022	2021
Revenues:
RNG fuel	$32,381	$17,892	$14,489	81%	$83,196	$37,066	$46,130	124%
Fuel station services	23,227	18,387	4,840	26%	55,524	35,560	19,964	56%
Renewable Power	10,942	10,905	37	—%	30,094	32,342	(2,248)	(7)%
Total revenues	66,550	47,184	19,366	41%	168,814	104,968	63,846	61%
Operating expenses:
Cost of sales - RNG fuel	20,959	11,973	8,986	75%	51,843	23,053	28,790	125%
Cost of sales - Fuel station services	20,886	15,458	5,428	35%	49,643	29,775	19,868	67%
Cost of sales - Renewable power	7,645	6,064	1,581	26%	23,593	23,952	(359)	(1)%
Selling, general, and administrative	15,751	7,922	7,829	99%	34,561	19,107	15,454	81%
Depreciation, amortization, and accretion	3,258	2,613	645	25%	9,816	6,672	3,144	47%
Total expenses	68,499	44,030	24,469	56%	169,456	102,559	66,897	65%
Operating (loss) income	(1,949)	3,154	(5,103)	(162)%	(642)	2,409	(3,051)	(127)%
Other income (expense)
Interest and financing expense, net	(776)	(2,354)	1,578	67%	(7,184)	(5,659)	(1,525)	(27)%
Change in fair value of derivative instruments, net	(1,908)	(27)	(1,881)	(6967)%	(1,580)	(10)	(1,570)	(15700)%
Other income	6,308	—	6,308	100%	6,308	—	6,308	100%
Income (loss) from equity method investments	3,694	—	3,694	100%	3,658	2,392	1,266	53%
Gain on acquisition of equity method investment	—	—	—	—%	—	19,818	(19,818)	100%
Net (loss) income before provision for income taxes	5,369	773	4,596	595%	560	18,950	(18,390)	(97)%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Net (loss) income	5,369	773	4,596	595%	560	18,950	(18,390)	(97)%
Net income (loss) attributable to redeemable non-controlling interests	4,161	—	4,161	100%	(2,584)	—	(2,584)	100%
Net loss attributable to non-redeemable non-controlling interests	(325)	(216)	(109)	50%	(824)	(414)	(410)	99%
Paid-in-kind preferred dividends	2,658	—	2,658	100%	5,093	—	5,093	100%
Net income attributable to OPAL Fuels	—	989	(989)	(100)%	—	19,364	(19,364)	100%
Net loss attributable to Common stockholders	$(1,125)	$—	(1,125)	100%	(1,125)	$—	(1,125)	100%

Revenues
RNG Fuel
Revenue from RNG Fuel increased by $14.5 million, or 81%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was attributable primarily due to an increase in RIN sales and brown gas sales driven by additional volumes and higher prices.

Revenue from RNG Fuel increased by $46.1 million, or 124%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. $28.0 million of this increase was attributable primarily to the impact of nine months of Beacon revenues in 2022 versus only five months in 2021. Additionally, revenues increased by $12.0 million from the sale of environmental credits, $3.8 million due to higher brown gas sales and $3.2 million in fuel dispensing primarily due to increased volumes.
Fuel Station Services
Revenue from Fuel Station Services increased by $4.8 million, or 26%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily attributable to an increase of $4.3 million in construction revenue from additional fuel station projects and an increase of $0.5 million from incremental service volumes from the addition of four new fueling service sites.
Revenue from Fuel Station Services increased by $20.0 million, or 56%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was primarily attributable to an increase of $18.8 million from fuel station construction projects which were delayed into 2022, coupled with an incremental $1.9 million as we built new fuel stations during the year.

Renewable Power
Revenue from Renewable Power remained flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Revenue from Renewable Power decreased by $2.2 million, or 7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable primarily to a decrease of $4.0 million from the reduction in energy capacity at one of our electricity generation facilities offset by positive mark to market change in commodity swaps of $2.0 million.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $9.0 million, or 75%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was attributable primarily due to increase in costs of $3.4 million from new RNG facilities including but not limited to Emerald, Sunoma, New River and Sapphire. Additionally, there was an increase of $2.6 million due to increased royalty expense from increased RIN sales, $0.6 million write down charges relating to our brown gas inventory to its net realizable value due to decrease in prices and unplanned repairs at one of our RNG facilities.
Cost of sales from RNG Fuel increased by $28.8 million, or 125%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable primarily to the introduction of Beacon’s cost of sales upon consolidation in May 2021 resulting in an increase of $12.9 million, a $1.9 million increase in development costs for building new RNG facilities, $2.9 million increase from new RNG facilities such as Sunoma and New River, $10.3 million increase relating to increased dispensing fees from an increased volume of environmental credits generated, $0.6 million write down charges relating to our brown gas inventory to its net realizable value due to decrease in prices and $1.8 million due to unplanned repairs. Additionally, there were savings of $0.8 million from deconsolidation of Pine Bend and Noble Road as of December 31, 2021.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $5.4 million, or 35%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily attributable to an increase of

$5.0 million from construction of additional projects and an increase of $0.4 million increase in service from higher volumes.
Cost of sales from Fuel Station Services increased by $19.9 million, or 67%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable primarily to an increase in costs of $18.2 million for third-party construction projects due to delays into 2022 and an increase of $1.7 million in service from higher volumes dispensed.
Renewable Power
Cost of sales from Renewable Power increased by $1.6 million, or 26%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to a $0.7 million in major maintenance at two of our facilities due to timing and a $0.3 million increase in unplanned maintenance, workers compensation expense of $0.1 million and increase of $0.2 million routine maintenance.
Cost of sales from Renewable Power marginally decreased by $0.4 million, or 1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Selling, general, and administrative

Selling, general, and administrative expenses increased by a total of $7.8 million, or 99%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was attributable primarily to an increase in insurance expense of $5.0 million related to a directors and officers tail policy for Arclight's former directors and new directors and officers policy for the Company's current management, higher employee headcount and related compensation and benefit expenses of $1.3 million to support our organic growth, an increase of $0.6 million in professional fees and audit fees relating becoming a publicly traded company, an increase of $0.7 million in IT- related expenses as we invested to improve our technology platforms and $0.2 million related to filing a registration statement for the resale of Class A common stock on behalf of certain of our equity holders.

Selling, general, and administrative expenses increased by a total of $15.5 million, or 81%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable primarily to higher insurance expense of $5.1 million relating to the insurance policies for Arclight’s former directors and the Company’s current management, higher employee headcount and related compensation and benefit expenses of $6.6 million to support our organic growth year-over-year, a $2.6 million increase in professional fees related to audit, tax, legal and consulting fees, a $2.5 million increase in IT-related expenses and $0.2 million related to filing of the registration statement. These costs are related to setting up the administrative, compliance, and governance structure required for operating a public company which do not qualify for capitalization. The noted increases were partially offset by a gain of $1.5 million recorded as a reduction of Selling, general and administrative expenses relating to a legal settlement.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion increased by a total of $0.6 million, or 25%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily due to increase in depreciation from the Sunoma and New River RNG facilities coming online.
Depreciation, amortization, and accretion increased by a total of $3.1 million, or 47%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable primarily to the introduction of Beacon’s property, plant and equipment balances upon consolidation in 2021 increasing our depreciation expense by $0.8 million, a $0.4 million increase from new downstream dispensing sites becoming operational, a $1.0 million increase from one additional RNG facility becoming operational during the fourth quarter of 2021 and $0.8 million increase due to accelerated depreciation on two facilities in our Renewable Power business.
Interest and financing expense, net
Interest and financing expenses, net, decreased by $1.6 million, or 67%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily due to an increase in interest income of $0.4 million due to interest earned on the short term investments (cash received from completion of Business Combination), a $0.7 million saving on interest on Convertible Note Payable as 50% of the debt was converted to equity on July 21, 2022 and change in fair value of Convertible note of $2.9 million. This was offset by an increase in outstanding debt from the OPAL Term Loan resulting in an increase in an interest expense of $1.1 million (including $0.4 million of amortization of deferred financing costs), a $0.2 million increase in commitment fees on our OPAL Term Loan

II facility and a $0.7 million increase from the Sunoma Loan as the interest expense was expensed for the three months ended September 30, 2022 whereas the interest was capitalized in the same prior-year period because the construction was completed during the first quarter of 2022.
Interest and financing expenses, net increased by $1.5 million, or 27%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily attributable to the increase in outstanding debt versus the prior period. the $1.5 million increase was driven by a $1.2 million increase interest on Senior Secured Credit Facility, $2.9 million increase in interest on the OPAL Term Loan, $0.8 million increase in amortization of deferred financing costs, $1.3 million increase in Sunoma Loan( interest on Sunoma Loan was capitalized in 2021), partially offset by $2.4 million decrease on Convertible payable which includes a decrease of $2.9 million in change in fair market value, increase in interest income of $1.3 million from the Note receivable and short term investments and $0.5 million savings in interest on the Trustar revolver facility since it was repaid in October 2021.
Change in fair value of derivatives, net
Change in fair value of derivatives, net increased by $1.9 million, or 6967%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was attributable primarily to fair value adjustments on our Derivative warrant liabilities, earnout liabilities, put option on a forward purchase agreement and interest rate swaps. These liabilities were recorded in the condensed consolidated balance sheet upon completion of the Business Combination.
Change in fair value of derivatives, net increased by $1.6 million, or 15700%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable primarily to fair value adjustments on our Derivative warrant liabilities, earnout liabilities, put option on a forward purchase agreement and interest rate swaps. These liabilities were recorded in the condensed consolidated balance sheet upon completion of the Business Combination.
Other income
Other income increased by $6.3 million, or 100%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. This change is primarily related $4.4 million recognized on reversal of a contingent payment to a non-controlling interest of one of our VIEs we consolidated in our financial statements as the applicable criteria for payment are no longer met as of September 30, 2022 and $1.9 million gain recognized on repayment of Note receivable.
Income from equity method investments
Net income attributable to equity method investments increased by $3.7 million, or 100%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This change was attributable primarily to an increase of $0.7 million from equity method investments in the Pine Bend, Noble Road and GREP. For the three months ended September 30, 2021, there was no income from equity method investments.
Net income attributable to equity method investments increased by $1.3 million, or 53%, for the nine ended September 30, 2022 compared to the nine ended September 30, 2021. This change was attributable primarily to the increase in net income from Noble Road and GREP that exceeded income from Beacon during comparable period in 2021. Upon the step acquisition of the 56% of controlling interest in Beacon in May 2021, the results of Beacon were consolidated in the financial statements. Pine Bend and Noble Road were deconsolidated as of December 31, 2021.
Gain on acquisition of equity method investment
There was no gain on equity method investment for the three months ended September 30, 2022 and 2021.
The gain on acquisition of equity method investment decreased by $19.8 million, or 100%, for the nine ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable primarily to our step acquisition of the remaining interest in Beacon in May 2021.
Net loss attributable to redeemable non-controlling interests
Net loss attributable to redeemable non-controlling interests for the three and nine months ended September 30, 2022 is $4.2 million and $2.6 million, respectively. The net loss for the three and nine months ended September 30, 2022 reflects the portion of earnings belonging to OPAL Fuels equity holders prior to Business Combination for the period January 1, 2022 till July 21, 2022.

Net loss attributable to non-redeemable non-controlling interests
Net loss attributable to non-redeemable non-controlling interests for the three months ended September 30, 2022 increased by $0.1 million or 50%, compared to the three months ended September 30, 2021. This reflects the joint venture partners' loss in those entities we sold a portion of our membership interests in certain RNG facilities which are consolidated in our financial statements. These entities for the three months ended September 30, 2022, were Sunoma, Emerald, Sapphire and Central Valley. The entities accounted for as non-redeemable non-controlling interests for the three months ended September 30, 2021 were Pine Bend, Noble Road, Sunoma and Central Valley.
Net loss attributable to non-redeemable non-controlling interests for the nine months ended September 30, 2022 increased by $0.4 million or 99%, compared to nine months ended September 30, 2021. This reflects the joint venture partners' loss in those entities we sold a portion of our membership interests in certain RNG facilities which are consolidated in our financial statements. These entities for the nine months ended September 30, 2022, were Sunoma, Emerald, Sapphire and Central Valley. The entities accounted for as non-redeemable non-controlling interests for the nine months ended September 30, 2021 were Pine Bend, Noble Road, Sunoma and Central Valley.
Paid-in-kind preferred dividends
On November 29, 2021, we entered into an exchange agreement with Hillman whereby Hillman exchanged its ownership interests in the four RNG projects of $30.0 million into 300,000 series A-1 preferred units at a par value of $100 per unit and 1.4% of the common units of OPAL Fuels. On the same day, we entered into a subscription agreement with NextEra for up to 1,000,000 Series A preferred units, which were issued to NextEra during first and second quarters of 2022 for total proceeds of $100.0 million. Upon completion of the Business Combination, these were converted to redeemable preferred non-controlling interests.
Redeemable preferred non-controlling interests carry an interest of 8% dividend payable quarterly either in cash or paid-in-kind for the first eight quarters at the option of the Company. The Company recorded the dividend payable of $2.7 million and $5.1 million for the three and nine months ended September 30, 2022, respectively as to be paid-in-kind.
There was no paid-in-kind preferred dividend for the three and nine months ended September 30, 2021.
Liquidity and Capital Resources
Liquidity
As of September 30, 2022, our liquidity consisted of cash and cash equivalents including restricted cash of $71.4 million and $146.9 million. Additionally, we entered into a Senior Secured Credit Facility which provides an approximately two year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100.0 million and Debt Service Reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5.0 million. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors and the proceeds of DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. We have recently drawn $25.0 million under the OPAL Term Loan. Additionally, we have entered into an amendment to the OPAL Term Loan which extended commitment available date to March 2023 for the remaining $10.0 million.
We expect that our available cash together with our other assets, expected cash flows from operations, available lines of credit under various debt facilities and access to expected sources of capital will be sufficient to meet our existing commitments for a period of at least twelve months from the date of this report. Any reduction in demand for our products or our ability to manage our production facilities may result in lower cash flows from operations which may impact our ability to make investments and may require changes to our growth plan.

In connection with the Business Combination, holders of Arclight’s Class A ordinary shares representing an aggregate redemption amount of $274,186,522 exercised their right to redeem their shares for cash. In addition, for the nine months ended September 30, 2022, we received revenue of approximately $168.8 million, which is lower than the revenue we expected to receive toward the full year numbers previously disclosed as part of the unaudited prospective financial information our management prepared and provided to the ArcLight board of directors in connection with the evaluation of the Business Combination (the "Prior Projections"). This has resulted primarily from lower than anticipated levels of gas collection at certain operating facilities, delays in completion of construction of certain RNG facilities, (which are now in commercial operation) and delays in commencement of construction of Fueling Stations. While the second half of 2022 has shown improvement to date and we expect revenue to be higher than that in the first half of the year, we currently anticipate that our full year revenue for 2022 will be lower than anticipated in the Prior Projections as a result of these factors. We are continuing to evaluate our business plan but we expect that the factors described above that we experienced during the nine months ended September 30, 2022 will continue during 2023. In this regard, we remind investors that we have not updated the Prior Projections. Certain of the assumptions underlying the Prior Projections are no longer correct and, as a result, investors should not rely on the Prior Projections.

Notwithstanding these developments, we continue to expect that our currently available cash on hand, together with expected cash flows from operations, available credit under existing debt facilities, as well as other sources of capital we expect to be accessible, will be sufficient to meet our existing commitments and anticipated capital expenditures associated with our growth plan for a period of at least twelve months from the date of this report. If we were to experience any significant further reduction in levels of gas collection, delays in commencement or completion of construction of our projects, adverse regulatory or price changes that affect the value of our environmental credits, or unplanned outages at our production facilities, it would result in lower cash flows from operations which could impact our ability to make investments or require changes to our growth plan. See “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
To fund future growth, we anticipate seeking additional capital through equity or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our project development efforts. We may be unable to obtain any such additional financing on acceptable terms or at all. Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition, and operating results.
As of September 30, 2022, we had total indebtedness excluding deferred financing costs of $220.0 million in principal amount which primarily consists of $77.7 million under Senior Secured Credit Facility, $28.0 million under the Convertible Note Payable, $91.2 million under the OPAL Term Loan, $0.1 million under the Municipality loan and $23.0 million under Sunoma Loan.
As part of our operations we have arrangements for office space for our corporate headquarters under the Administrative Services Agreement as well as operating leases for office space, warehouse space, and our vehicle fleet.
We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
See Note 8. Borrowings, to our condensed consolidated financial statements.
Cash Flows
The following table presents the Company's cash flows for the nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided from operating activities	$(22,289)	$28,897
Net cash used in investing activities	(218,930)	(69,763)
Net cash provided from financing activities	270,525	52,729
Net increase in cash, restricted cash, and cash equivalents	$29,306	$11,863
Net Cash Provided by Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $22.3 million, a decrease of $51.2 million compared to net cash provided of $28.9 million for the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily attributable to an increase in net operating losses year over year and negative working capital changes.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $218.9 million, an increase of $149.2 million thousand compared to the $69.8 million used in investing activities for the six months ended September 30, 2021. This was primarily driven by cash invested in short term investments of $146.9 million (cash received from Business Combination) , payments made for the construction of various RNG generation and dispensing facilities of $84.9 million offset by proceeds from repayment of Note receivable of $10.9 million and distribution from equity method investment of $2.1 million.
Net Cash Provided by Financing Activities
Net cash provided from financing activities for the nine months ended September 30, 2022 was $270.5 million, an increase of $217.8 million compared to the $52.7 million provided from financing activities for the nine months ended September 30, 2021. This was primarily driven by proceeds received from consummation of Business Combination of $138.9 million, issuance of redeemable preferred non-controlling interests for total proceeds of $100.0 million, proceeds from OPAL Term Loan of $27.5 million, proceeds from Sunoma Loan$4.6 million, capital contribution from a joint venture $23.2 million offset by debt repayments of $3.7 million and $11.3 million on the Senior Secured Credit Facility and the OPAL Term Loan, respectively, and $8.5 million paid as financing costs.
Capital expenditures and other cash commitments
We require cash to fund our capital expenditures, operating expenses and working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new Fueling Stations and RNG production facilities; debt repayments and repurchases; maintenance of our electrification production facilities supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; any investments in other entities; any mergers or acquisitions, including acquisitions to expand our RNG production capacity; pursuing market expansion as opportunities arise, including geographically and to new customer markets; and to fund other activities or pursuits and for other general corporate purposes.
As of September 30, 2022, we have budgeted for $412,342 thousand in capital expenditures for the next 12 months, of which $220,184 thousand is committed under existing contracts. These expenditures do not include any expected contributions from our joint venture and non-controlling interest partners and primarily relate to our development of new RNG facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 8. Borrowings and Note 9. Leases to our condensed consolidated financial statements for additional information.
We plan to fund these expenditures primarily through cash on hand, cash generated from operations, and cash from the Business Combination and PIPE Investment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4. Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer (our co- principal executive officers and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of September 30, 2022, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the period covered by this report based on the material weakness in our internal control over financial reporting described below.

Previously Reported Material Weakness

In connection with the preparation and audit of our consolidated financial statements for each of the years ended December 31, 2021, 2020 and 2019, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented, or detected and corrected, on a timely basis.

The material weaknesses identified were as follows:

●    There is a lack of an adequate control environment, including internal communications, to allow for timeliness of reviews for the accounting and disclosures of significant and unusual transactions and contracts;

●    There is a lack of appropriate segregation of duties and appropriate access controls as certain employees have the ability to prepare and post journal entries while other employees have inappropriate access to certain financial systems. For various transactions and account reconciliations, the same person was the originator and preparer of financial information without further review by an independent person with sufficient accounting and/or financial reporting competence and authority;

●    We did not have timely and effective reviews over standard account reconciliations and related accounting analysis which resulted in various audit adjustments that we corrected; and
●    Review controls over application of ASC-606 were not designed and implemented appropriately during the current year.
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this report, and for the three and nine months ended September 30, 2022 and 2021, are fairly presented, in all material respects, in accordance with GAAP.

Under “Changes to Internal Controls” below, we describe our remediation plan to address the identified material weakness.

Management's Quarterly Report on Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management's assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

The design and implementation of internal controls over financial reporting for the Company’s post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. The changes to our internal control over financial reporting commenced during the period covered by this report and after will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating business we have become as a result of the Business Combinations.

Remediation Plans

We have developed and begun executing on a plan to remediate these material weaknesses, including the hiring of a Chief Financial Officer and a Chief Accounting Officer in 2021. We hired additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting; we continue to implement formal processes, policies and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls; and designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience. We have implemented formal controls over segregation of duties.

    While we believe these efforts are likely to remediate the material weaknesses identified, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses identified, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our securities, including the Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Ohio Edison Arbitration Demand

    Noble Road RNG LLC (“Noble Road”), a subsidiary of Opal Fuels, and Ohio Edison Company (“Ohio Edison”) entered into several contracts pursuant to which Ohio Edison agreed to, among other things furnish to Noble Road alternating current, sixty cycle, three phase electrical energy at approximately 12,500 volts, up to approximately 2,100 kW of capacity, and agreed to construct upgrades to Ohio Edison’s facilities to serve the required load to Noble Road’s RNG facility.

Noble Road sent Ohio Edison an arbitration demand on January 24, 2022 alleging that, as a result of Ohio Edison’s failure to perform under the contracts, Noble Road was substantially delayed in completing its commission activities at its RNG facility and, although it has been able to maintain operations through use of generators, is unable to operate the equipment at its RNG facility at expected capacity. In addition, Noble Road asserts that Ohio Edison’s breach of the contracts has caused and continues to cause substantial damage. In its demand, Noble Road has stated that it is willing to defer arbitration in order to allow the parties to focus on reaching a consensual resolution and has proposed that the parties agree to hold the arbitration in abeyance while current efforts to resolve the problems are ongoing. Noble Road and Ohio Edison have entered into a tolling agreement with respect to this matter which is in effect until November 1, 2022.

Item 1A. Risk Factors

Risks Related to Our Business

Risks Related to Our Third Party Relationships and Government Regulation of Our Business

We are dependent on contractual arrangements with, and the cooperation of, owners and operators of biogas project sites where our Biogas Conversion Projects are located for the underlying biogas rights granted to us in connection with our Biogas Conversion Projects and for access to and operations on the biogas project sites where we utilize those underlying biogas rights.

We do not own any of the landfill or livestock waste sites, which we sometimes refer to in this report as “biogas project sites,” from which our Biogas Conversion Projects collect biogas or on which we operate and manage our Biogas Conversion Projects, and therefore we depend on contractual relationships with, and the cooperation of, the biogas conversion project site owners and operators for our operations. The invalidity of, or any default or termination under, any of our gas rights agreements, leases, easements, licenses and rights-of-way may interfere with our rights to the underlying biogas and our ability to use and operate all or a portion of certain of our Biogas Conversion Projects facilities, which may have an adverse impact on our business, financial condition and results of operations. We obtain biogas rights to utilize the biogas and the biogas project sites on which our projects operate under contractual arrangements, with the associated biogas rights generally being for fixed terms of 20 years (or more) and certain additional renewal options. The gas rights associated with our 30 projects in operation or under construction, 3 of which include Renewable Power projects that are in construction to be converted to RNG, are due to expire at varying points over the next 25 years. See “Business — Our Projects.” In addition, the biogas rights are typically specific to the right to produce electricity generated from Renewable Power or RNG; and accordingly, when we pursue conversion of a project from the production of Renewable Power to the production of RNG, which has been part of our strategy over recent periods, we must secure the associated biogas rights for the production of RNG. While we have generally been successful in renewing biogas rights and in securing the additional rights necessary in connection with conversion from production of Renewable Power to RNG on specific projects, we cannot guarantee that this success will continue in the future on commercial terms that are attractive to us or at all, and any failure to do so, or any other disruption in the relationship with any of the biogas conversion project site owners and operators from whose biogas project sites our Biogas Conversion Projects obtain biogas or for whom we operate biogas facilities, may have a material adverse effect on our business operations, financial condition and operational results.

In addition, the ownership interests in the land subject to these licenses, easements, leases and rights-of-way may be subject to mortgages securing loans or other liens (such as tax liens) and other easements, lease rights and rights-of-way of third parties (such as leases of mineral rights). As a result, certain of our Biogas Conversion Projects’ rights under these licenses, easements, leases or rights-of-way may be subject, and subordinate, to the rights of those third parties in certain instances. We may not be able to protect our operating projects against all risks of loss of our rights to use the land on which our Biogas Conversion Projects are located, and any such loss or curtailment of our rights to use the land on which our projects are located and any increase in rent due on such lands could adversely affect our business, financial condition and results of operations.

The owners and operators of biogas project sites generally make no warranties to us as to the quality or quantity of gas produced.

The biogas conversion project site owners and operators generally do not make any representation or warranty to us as to the quality or quantity of biogas produced at their sites. Accordingly, we may be affected by operational issues encountered by biogas conversion project site owners and operators in operating their facilities, such as, among other things: (i) their ability to perform in accordance with their commitments to third parties (other than us) under agreements and permits; (ii) transportation of source materials, (iii) herd health and labor issues at the dairy farms generating the manure to be processed at our digester facilities; (iv) gas collection issues at landfill projects such as broken pipes, ground water accumulation, inadequate land cover and labor issues, and (v) the particular character and mix of trash received, at the biogas conversion project site facilities. We cannot guarantee that our production will be free from operational risks, nor can we guarantee the production of a sufficient quantity and quality of biogas from the owners and operators of biogas conversion project sites. However, our facilities are engineered and designed to process varying levels of biogas quantities and varying levels of potential biogas impurities.

We from time to time face disputes or disagreements with owners and operators of biogas project sites which could materially impact our ability to continue to develop and/or operate an existing Biogas Conversion Project on its current basis, or at all, and could materially delay or eliminate our ability to identify and successfully secure the rights to construct and operate other future Biogas Conversion Projects.

The success of our business depends, in part, on maintaining good relationships with biogas conversion project site owners and operators. As a result, our business may be adversely affected if we are unable to maintain these relationships.
Our economic interests in biogas conversion project sites are not always aligned with the economic interests of the site owners and operators. We may disagree with owners and operators about a number of concerns, including, without limitation, the operations of the biogas project sites, easement and access rights, the renewal of gas and manure rights on favorable terms, and temporary shutdowns for routine maintenance or equipment upgrades. Biogas conversion project site owners and operators may make unilateral decisions beneficial to them to address business concerns. They may or may not consult with us, including in circumstances where they have a contractual obligation to do so, and unilateral decisions made by the biogas conversion project site owners and operators regarding the operations or management of their business could impact our ability to produce RNG or Renewable Power, and generate the associated Environmental Attributes. If we have a favorable relationship with site owners and operators, we may be able to mitigate certain risks if given the opportunity to provide input into the owners’ and operators’ decision-making process.

In addition, the financial condition of the biogas conversion project sites may be affected in large part by conditions and events that are beyond our control. Significant deterioration in the financial condition of any biogas conversion project waste site could cause the biogas conversion project site owners and operators to unilaterally decide to shut down or reduce their landfill or livestock waste operations. Any such closure or reduction of operations at a waste site could impact our ability to produce RNG or Renewable Power, and generate the associated Environmental Attributes, and we may not have an opportunity to propose a solution to protect our infrastructure in any existing Biogas Conversion Project.
If we are unable to maintain good relationships with these site owners and operators, or if they take any actions that disrupt or halt production of RNG or Renewable Power, our business, growth strategy, financial condition and results of operations could be materially and adversely affected.

For the U.S. transportation fuel market, we are dependent on the production of vehicles and engines capable of running on natural gas and we have no control over these vehicle and engine manufacturers. We are also dependent on the willingness of owners of truck fleets to adopt natural gas powered vehicles and to contract with us for the provision of CNG to said fleets.

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, all of which shape the performance, availability and reputation of such vehicles in the marketplace. We are dependent on these vehicle and engine manufacturers to succeed in our target RNG fuel dispensing markets, and we have no influence or control over their activities.

These vehicle and engine manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their product lines for a variety of reasons, including, without limitation, as a result of the adoption of governmental policies or programs such as the rules adopted by the California Air Resources Board on June 25, 2020 requiring the sale of zero-emission heavy-duty trucks (the “Advanced Clean Trucks Regulation”) and Executive Order N-79-20 issued by the Governor of the State of California in September 2020 (the “September 2020 Executive Order”). The supply of engines or vehicle product lines by these vehicle and engine manufacturers may also be disrupted due to delays, restrictions or other business impacts related to the COVID-19 pandemic and supply chain disruptions or crises. The limited production of engines and vehicles that run on natural gas increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value. These factors may also contribute to operator reluctance to convert their vehicles to be compatible with natural gas fuel.

Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in developing, constructing, bringing online and operating our Biogas Conversion Projects and Fueling Stations, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.

Our success depends on our ability to design, develop, construct, maintain and operate Biogas Conversion Projects and Fueling Stations in a timely manner, which depends in part on the ability of third parties to provide us with timely and reliable products and services. In developing and operating our Biogas Conversion Projects and Fueling Stations, we rely on products meeting our design specifications and components manufactured and supplied by third parties, and on services performed by our subcontractors. We also rely on subcontractors to perform some of the construction and installation work related to our Biogas Conversion Projects and Fueling Stations, and we sometimes need to engage subcontractors with whom we have no prior experience in connection with these matters.

If our subcontractors are unable to provide services that meet or exceed our counterparties’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranties and other contractual protections with our suppliers and service providers, we may incur liability to our counterparties or additional costs related to the affected products and services, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect our ability to timely bring a project online, the quality and performance of our Biogas Conversion Projects and Fueling Stations, and may require considerable expense to find replacement products and to maintain and repair these facilities. These circumstances could cause us to experience interruption in (i) our production and distribution of RNG and Renewable Power, (ii) generation of related Environmental Attributes, (iii) meeting our obligations to dispense RNG at Fueling Stations, and (iv) maintaining current relationships and attracting new relationships, in each case, potentially harming our brand, reputation and growth prospects.

Our operations are subject to numerous stringent EHS laws and regulations that may expose us to significant costs and liabilities. From time to time, we have been issued notices of violations from government entities that our operations have failed to comply with such laws and regulations, particularly in regards to the operation of our LFG electric generating facilities. Failure to comply with such laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.

Our operations are subject to stringent and complex federal, state and local EHS laws and regulations, including those relating to (i) the release, emission or discharge of materials into the air, water and ground, (ii) the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, and (iii) the health and safety of our employees and other persons.

These laws and regulations impose numerous obligations applicable to our operations, including (i) the acquisition of permits before construction and operation of our Biogas Conversion Projects and Fueling Stations; (ii) the restriction of types, quantities and concentration of materials that can be released into the environment; (iii) the limitation or prohibition of our activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) the application of specific health and safety criteria addressing worker protection; and (v) the imposition of substantial liabilities for pollution resulting from the operation of our Biogas Conversion Projects and Fueling Stations. In addition, construction and operating permits issued pursuant to environmental laws are necessary to operate our business. Such permits are obtained through applications that require considerable technical documentation and analysis, and sometimes require long time periods to obtain or review. Delays in obtaining or renewing such permits, or denial of such permits and renewals, are possible, and would have a negative effect on our financial performance and prospects for growth. These laws, regulations and permitting requirements can necessitate expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.

Our operations inherently risk incurring significant environmental costs and liabilities due to the need to manage waste and emissions from our Biogas Conversion Projects and Fueling Stations. Spills or other releases of regulated substances, including spills and releases that may occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws, rules and regulations. Under certain of such laws, rules and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. In connection with certain acquisitions of Biogas Conversion Projects and Fueling Stations, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to persons or property, including natural resources, may result from the EHS impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

Environmental laws, rules and regulations have changed rapidly in recent years and generally have become more stringent over time, and we expect this trend to continue. The most material of these changes relate to the control of air emissions from the combustion equipment and turbine engines we use to generate Renewable Power from landfill biogas. Such equipment, including internal combustion engines, are subject to stringent federal and state permitting and air emissions requirements. California has taken an aggressive approach to setting standards for engine emissions, and standards already in place have caused us to not be able to operate some of our electric generating equipment in areas of that state. If other states were to follow California’s lead, we could face challenges in maintaining our electric generating operations and possibly, other operations in such jurisdictions.

Continued governmental and public emphasis on environmental issues can be expected to result in increased future investments for environmental control compliance at our facilities. Present and future environmental laws, rules and regulations, and interpretations of such laws, rules and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial costs or expenditures that could have a material adverse effect on our business, results of operations and financial condition. In January 2021, the current US presidential administration signed multiple executive orders related to the climate and environment. These executive orders (i) direct federal agencies to review and reverse more than one hundred actions taken by the previous US presidential administration on or relating to the environment, (ii) instruct the Director of National Intelligence to prepare a national intelligence estimate on the security implications of the climate crisis and direct all agencies to develop strategies for integrating climate considerations into their international work, (iii) establish the National Climate Task Force, which assembles leaders from across twenty one federal agencies and departments, (iv) commit to environmental justice and new, clean infrastructure projects, (v) commence development of emissions reduction targets and (vi) establish the special presidential envoy for climate on the National Security Council. At this time, we cannot predict the outcome of any of these executive orders on our operations.

Existing, and future changes to, federal, state and local regulations and policies, including permitting requirements applicable to us, and enactment of new regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of Renewable Power and RNG, and may adversely affect the market for the associated Environmental Attributes. A failure on our part to comply with any laws, regulations or rules, applicable to us may adversely affect our business, investments and results of operations.

The markets for Renewable Power, RNG and the associated Environmental Attributes are influenced by US federal and state governmental regulations and policies concerning such resources. These regulations and policies are frequently modified, which could result in a significant future reduction in the potential demand for Renewable Power, RNG and the associated Environmental Attributes. Any new governmental regulations applicable to our Biogas Conversion Projects or markets for Renewable Power, RNG or the associated Environmental Attributes may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand by our current and future counterparties. Failure to comply with such requirements could result in (i) the disconnection and/or shutdown of the non-complying facility, (ii) our inability to sell Renewable Power or RNG from the non-complying facility, (iii) penalties and defaults arising from contracts that we have that contemplate production from the non-complying facility, (iv) the imposition of liens, fines, refunds and interest, and/or civil or criminal liability, and (vi) delay or prevent new Biogas Conversion Projects and Fueling Stations from being developed.

The U.S. Environmental Protection Agency (“EPA”) annually sets proposed and actual RVOs for the Renewable Identification Numbers (“RIN”) market in accordance with the mandates established by EISA. The EPA’s issuance of timely and sufficient annual RVOs to accommodate the RNG industry’s growing production levels may be needed to stabilize the RIN market. There can be no assurance that the EPA will timely set annual RVOs or that the RVOs will continue to increase or be sufficient to satisfy the growing supply of RNG which may be targeted for the US transportation fuel market. The EPA may set RVOs inaccurately or inconsistently, and the manner in which the EPA sets RVOs may change under legislative or regulatory revisions. The current authorization for the EPA’s issuance of RVOs will expire beginning in 2023, and the EPA may issue RVOs under a modified system that has yet to be developed, which creates additional uncertainty as to RIN pricing. Uncertainty as to how the Renewable Fuel Standard (“RFS”) program will continue to be administered and supported by the EPA under the current US presidential administration can create price volatility in the RIN market. Given this regulatory uncertainty, we cannot assure that (i) we will be able to monetize RINs at the same price levels as we have in the past, (ii) production shortfalls will not impact our ability to monetize RINs at favorable current pricing, and (iii) the rising price environment for RINs will continue.

On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly a well-established LCFS program in California and similar developing programs in Oregon and Washington (with several other states also actively considering similar initiatives). In California’s case, in 2009, the California Air Resource Board (“CARB”) adopted LCFS regulations aimed at reducing the Carbon Intensity (“CI”) of transportation fuel sold and purchased in the state. A CI score is calculated as grams of CO₂ equivalent per megajoule of energy by the fuel. Under the California and California-type LCFS programs, the CI score is dependent upon a full lifecycle analysis that evaluates the GHG emissions associated with producing, transporting, and consuming the fuel. LCFS credits can be generated in three ways: (i) fuel pathway crediting that provides low carbon fuels used in California transportation, (ii) project-based crediting that reduces GHG emissions in the petroleum supply chain, and (iii) zero emission vehicle crediting that supports the buildout of infrastructure. CARB awards these credits to RNG projects based on such project’s CI score relative to the targeted CI score for both gasoline and diesel fuels. The number of monetizable LCFS credits per unit of fuel increases with a lower CI score. We cannot assure that we will be able to maintain or reduce our CI score to monetize LCFS credits generated from our Biogas Conversion Projects. Moreover, the inability to sell LCFS credits could adversely affect our business.

Our ability to generate revenue from sales of RINs and LCFS credits depends on our strict compliance with such federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Moreover, the inability to sell RINs and LCFS credits in general, or at unattractive prices, could adversely affect our business.

Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate environmental credits. These programs and regulations, which have the effect of encouraging the use of RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, producers of alternative vehicles or vehicle fuels or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence programs and regulations that promote RNG. Many of these parties have substantial resources and influence. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over RNG, could reduce the market demand for RNG as a vehicle fuel and harm our operating results, liquidity, and financial condition.

For instance, in certain states, including California, lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence and applicability of these or similar measures on our business remains uncertain, a focus on “zero tailpipe emissions” vehicles over vehicles such as those operating on RNG that have an overall net carbon negative emissions profile, but some tailpipe emissions, could adversely affect the market for our fuels.

All of our current electric generating facilities are qualifying small power production facilities (“QFs”) under the Federal Power Act and the Public Utility Regulatory Policies Act of 1978, as amended. We are permitted to make wholesale sales (that is, sales for resale) of Renewable Electricity, capacity, and ancillary services from our QFs with a net generating capacity that does not exceed 20 megawatts or that is an “eligible” facility as defined by section 3(17)(E) of the Federal Power Act without obtaining (a) authorization by FERC pursuant to the Federal Power Act to sell electric energy, capacity and/or ancillary services at market-based rates, (b) acceptance by FERC of a tariff providing for such sales, and (c) granting by FERC of such regulatory waivers and blanket authorizations as are customarily granted by FERC to holders of market-based rate authority, including blanket authorization under section 204 of the Federal Power Act to issue securities and assume liabilities (“MBR Authority”) or any other approval from the U.S. Federal Energy Regulatory Commission (“FERC”). A QF typically may not use any fuel other than a FERC-approved alternative fuel, but for limited use of commercial-grade fuel for certain specified start-up, emergency and reliability purposes. We are required to document the QF status of each of our facilities in applications or self-certifications filed with FERC, which typically requires disclosure of upstream facility ownership, fuel and size characteristics, power sales, interconnection matters, and related technical disclosures Congress could amend the Federal Power Act and eliminate QF status, in which case we would likely have to obtain MBR Authority and sell competitively in the market. If this were to happen, in all likelihood our QFs would not be competitive in the market place.

We currently do not intend to develop, construct or operate electric generating facilities that would require us to apply for and receive MBR Authority from FERC. Nevertheless, were we to do so, eligibility for MBR Authority is predicated on a variety of factors, primarily including the overall market power that the power seller — together with all of its FERC-defined “affiliates” — has in the relevant market. FERC defines affiliates as entities with a common parent that own, directly or indirectly, 10% or more of the voting securities in the two entities. Accordingly, our eligibility and the eligibility of our affiliates to obtain and maintain MBR Authority for additional facilities, were we or such affiliate required to obtain such authority, would require an evaluation of the energy assets owned directly or indirectly by us and each of our affiliates, satisfying market-power limitations established by FERC. If our affiliates invest heavily in generating or other electric facilities in a particular geographic market, their market presence could make it difficult for us or our affiliates to obtain and maintain such MBR Authority, or to secure FERC authorization to acquire additional generating facilities, in that market.

Our market-based sales are subject to certain market behavior rules established by FERC, and if any of our Biogas Conversion Projects that generate Renewable Power are deemed to have violated such rules, we will be subject to potential disgorgement of profits associated with the violation, penalties, refunds of unlawfully collected amounts with interest, and, if a facility obtains MBR Authority, suspension or revocation of such MBR Authority. If such projects that had MBR Authority were later to lose their MBR Authority, they would be required to obtain FERC’s acceptance of a cost-of-service rate schedule and could become subject to the significant accounting, record-keeping, and reporting requirements that are typically imposed on vertically-integrated utilities with cost-based rate schedules. This could have a material adverse effect on the rates we are able to charge for power from our facilities maintaining MBR Authority, if any, that generate Renewable Power.

The regulatory environment for electric generation has undergone significant changes in the last several years due to federal and state policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing, and we cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on our business.

Our biogas conversion project site owners and operators are also subject to extensive federal, state and local regulations and policies, including permitting requirements, on account of their separate operations. Any failure on their part to comply with any laws, regulations, rules or permits, applicable to them may also adversely affect our business, investments and results of operations.

The operations of biogas conversion project site owners and operators are also subject to stringent and complex governmental regulations and policies at the federal, state and local level in the United States. Many complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. At times, such governmental regulations and policies may require biogas conversion project site owners and operators to curtail their operations or close sites temporarily or permanently, which may adversely impact our business, investments and results of operations.

Certain permits are required to build, operate and expand sites owned by biogas conversion project site owners and operators, and such permits have become more difficult and expensive to obtain and maintain. Permits may often take years to obtain as a result of numerous hearing and compliance requirements with regard to zoning, environmental and other regulations. The permits required to be obtained and maintained by biogas conversion project site owners and operations are commonly subject to resistance from citizen or other groups and other political pressures, including allegations by such persons that a site is in violation of any applicable permits, laws or regulations. Failure by project site owners and operators to obtain or maintain any required permit to operate its site would adversely affect our production of Renewable Power, RNG and generation of the associated Environmental Attributes, as applicable.

A failure by biogas conversion project site owners and operators to comply with extensive federal, state and local regulations and policies, including permitting requirements, may result in the suspension or cessation of waste site operations, which would reduce or halt Renewable Power or RNG production and generation of the associated Environmental Attributes. Any such disruption could also damage the reputation of our brand. In the event our production of Renewable Power or RNG is disrupted, we may fail to meet the contractual obligations to some of our counterparties to deliver Renewable Power, RNG and the associated Environmental Attributes, in which case we would be subject to financial damage and/or penalty claims from these counterparties.

The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy.

Our financial performance and growth strategy depend in part on governmental policies that support renewable generation and enhance the economic viability of owning Biogas Conversion Projects or Fueling Stations. These projects currently benefit from various federal, state and local governmental incentives such as investment tax credits, cash grants in lieu of investment tax credits, loan guarantees, Renewable Portfolio Standards (“RPS”) programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. RNG specifically generates meaningful revenue through generation and monetization of Environmental Attributes provided for under several different programs, most commonly, RFS, LCFS and RPS.

Many states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. However, the regulations that govern the RPS programs, including pricing incentives for renewable energy, or reasonableness guidelines for pricing that increase valuation compared to conventional power (such as a projected value for carbon reduction or consideration of avoided integration costs), may change. If the RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on our future prospects. Such material adverse effects may result from decreased revenues, reduced economic returns on Biogas Conversion Projects and other potential future investments or joint ventures, increased financing costs, and/or difficulty obtaining financing.

If we are unable to utilize various federal, state and local governmental incentives to acquire additional Biogas Conversion Projects or Fueling Stations in the future, or the terms of such incentives are revised in a manner that is less favorable to us, we may suffer a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we face similar risks with respect to the RFS program. See — “Existing, and future changes to, federal, state and local regulations and policies, including permitting requirements applicable to us, and enactment of new regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of Renewable Power and RNG, and may adversely affect the market for the associated Environmental Attributes. A failure on our part to comply with any laws, regulations or rules, applicable to us may adversely affect our business, investments and results of operations.”

We rely on interconnection, transmission and pipeline facilities that we do not own or control and that are subject to constraints within a number of our regions. If these facilities fail to provide us with adequate capacity or have unplanned disruptions, we may be restricted in our ability to deliver Renewable Power and RNG to our counterparties and we may either incur additional costs or forego revenues.

We depend on electric interconnection and transmission facilities and gas pipelines owned and operated by others to deliver the energy and fuel we generate at our Biogas Conversion Projects to our counterparties. Some of our electric generating Biogas Conversion Projects may need to hold electric transmission rights in order to sell power to purchasers that do not have their own direct access to our generators. Our access to electric interconnection and transmission rights is subject to tariffs developed by transmission owners, ISOs and RTOs, which have been filed with and accepted by FERC or the Public Utility Commission in the jurisdictions in question. These tariffs establish the price for transmission service, and the terms under which transmission service is rendered. Under FERC’s open access transmission rules, tariffs developed and implemented by transmission owners, ISOs and RTOs must establish terms and conditions for obtaining interconnection and transmission services that are not unduly discriminatory or preferential. However, as a generator and seller of power, we do not have any automatic right, in any geographic market, to firm, long-term, grid-wide transmission service without first requesting such service, funding the construction of any upgrades necessary to provide such service, and paying a transmission service rate. Physical constraints on the transmission system could limit the ability of our electric generating projects to dispatch their power output and receive revenue from sales of Renewable Power.

A failure or delay in the operation or development of these distribution channels or a significant increase in the costs charged by their owners and operators could result in the loss of revenues or increased operating expenses. Such failures or delays could limit the amount of Renewable Power our operating facilities deliver or delay the completion of our construction projects, which may also result in adverse consequences under our power purchase agreements and LFG rights agreements. Further, such failures, delays or increased costs could have a material adverse effect on our business, financial condition and results of operations.

Our RNG production projects are similarly interconnected with gas distribution and interstate pipeline systems that are necessary to deliver RNG. A failure or delay in the operation or development of these distribution or pipeline facilities could result in a loss of revenues or breach of contract because such a failure or delay could limit the amount of RNG that we are able to produce or delay the completion of our construction projects. In addition, certain of our RNG transportation capacity may be curtailed without compensation due to distribution and pipeline limitations, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels above our expectations could impact our ability to satisfy our contractual obligations and adversely affect our business. Additionally, we experience work interruptions from time to time due to federally required maintenance shutdowns of distribution and pipeline facilities.

We may acquire or develop RNG projects that require their own pipeline interconnections to available interstate pipeline and distribution networks. In some cases, these pipeline and distribution networks to which such projects are connected may cover significant distances. A failure in the construction or operation of these pipeline and distribution networks that causes the RNG project to be out of service, or subject to reduced service, could result in lost revenues because it could limit our production of RNG and the associated Environmental Attributes that we are able to generate.

We rely on third-party utility companies to provide our Biogas Conversion Projects with adequate utility supplies, including sewer, water, gas and electricity, in order to operate our Biogas Conversion Project facilities. Any failure on the part of such companies to adequately supply our facilities with such utilities, including any prolonged period of loss of electricity, may have an adverse effect on our business and results of operations.

We are dependent on third-party utility companies to provide sufficient utilities including sewer, water, gas and electricity, to sustain our operations and operate our Biogas Conversion Projects. Any major or sustained disruptions in the supply of utilities, such as water, gas or electricity or any fire, flood or other natural calamities, may disrupt our operations or damage our production facilities or inventories and could adversely affect our business, financial condition and results of operations. In addition, we consume a significant amount of electricity in connection with our Biogas Conversion Projects and any increases in costs or reduced availability of such utilities could have a negative impact on our business, financial condition and results of operations.

We are subject to risks associated with litigation or administrative proceedings that could materially impact our operations, including proceedings in the future related to our projects we subsequently acquire.

We are subject to risks and costs, including potential negative publicity, associated with lawsuits, in particular with respect to environmental claims and lawsuits or claims contesting the construction or operation of our Biogas Conversion Projects and Fueling Station projects. The result of and costs associated with defending any such lawsuit or claim, regardless of the merits and eventual outcome, may be material and could have a material adverse effect on our operations. In the future, we may be involved in legal proceedings, disputes, administrative proceedings, claims and other litigation that arise in the ordinary course of our business related to Biogas Conversion Projects or Fueling Stations. For example, individuals and interest groups may sue to challenge the issuance of a permit for a Biogas Conversion Project or a Fueling Station project, or seek to enjoin construction or operation of that facility. We may also become subject to claims from individuals who live in the proximity of our Biogas Conversion Projects and Fueling Stations based on alleged negative health effects related to our operations. In addition, we have been and may subsequently become subject to legal proceedings or claims contesting the construction or operation of our Biogas Conversion Projects and Fueling Stations.

Any such legal proceedings or disputes could delay our ability to complete construction of a Biogas Conversion Project or Fueling Station in a timely manner or at all, or materially increase the costs associated with commencing or continuing commercial operations of such projects. Settlement of claims and unfavorable outcomes or developments relating to such proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition and results of operations. See “Business — Legal Proceedings.”
We currently own, and in the future may acquire, certain assets in which we have limited control over management decisions, including through joint ventures, and our interests in such assets may be subject to transfer or other related restrictions.

We own, and in the future may acquire, certain Biogas Conversion Projects and Fueling Stations through joint ventures. In the future, we may invest in other projects with a joint venture or strategic partner. Joint ventures inherently involve a lesser degree of control over business operations, which could result in an increase in the financial, legal, operational or compliance risks associated with a Biogas Conversion Project or Fueling Station, including, but not limited to, variances in accounting internal control requirements. Our co-venture partners may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. To the extent we do not have a controlling interest in a Biogas Conversion Project or Fueling Station, our joint venture partners could take actions that decrease the value of our investment and lower our overall return. In addition, conflicts of interest may arise in the future with our joint venture partners, where our joint venture partners’ business interests are inconsistent with our and our stockholders’ interests. Further, disagreements or disputes with our joint venture partners could result in litigation, resulting in increase of expenses incurred and potentially limit the time and effort our officers and directors are able to devote to remaining aspects of our business, all of which could have a material adverse effect on our business, financial condition and results of operations. The approval of our joint venture partners also may be required for us to receive distributions of funds from assets or to sell, pledge, transfer, assign or otherwise convey our interest in such assets. Alternatively, our joint venture partners may have rights of first refusal, rights of first offer or other similar rights in the event of a proposed sale or transfer of our interests in such assets. In addition, we may have, and correspondingly our joint venture partners may have, rights to force the sale of the joint venture upon the occurrence of certain defaults or breaches by the other partner or other circumstances, and there may be circumstances in which our joint venture partner can replace our affiliated entities that provide operation and maintenance and asset management services if they default in the performance of their obligations to the joint venture. These restrictions and other provisions may limit the price or interest level for our interests in such assets, in the event we want to sell such interests.

Our gas rights agreements, power purchase agreements, fuel-supply agreements, interconnection agreements, RNG dispensing agreements and other agreements, including contracts with owners and operators of biogas conversion project sites, often contain complex provisions, including those relating to price adjustments, calculations and other terms based on gas price indices and other metrics, as well as other terms and provisions, the interpretation of which could result in disputes with counterparties that could materially affect our results of operations and customer or other business relationships.

Certain of our gas rights agreements, power purchase agreements, fuel supply agreements, interconnection agreements, RNG dispensing agreements and other agreements, including contracts with owners and operators of biogas conversion project sites, require us to make payments or adjust prices to counterparties based on past or current changes in natural gas price indices, project productivity or other metrics and involve complex calculations. Moreover, the underlying indices governing payments under such agreements are subject to change, may be discontinued or replaced. The interpretation of these price adjustments and calculations and the potential discontinuation or replacement of relevant indices or metrics could result in disputes with the counterparties with respect to such agreements. Any such disputes could adversely affect Biogas Conversion Project revenues, including revenue from associated Environmental Attributes, profit margins, customer or supplier relationships, or lead to costly litigation, the outcome of which we would be unable to predict.

Market Risks Related to Our Business

A reduction in the prices we can obtain for the Environmental Attributes generated from RNG, which include RINs, LCFS credits, and other incentives, could have a material adverse effect on our business prospects, financial condition and results of operations.

A significant portion of our revenues comes from the sale of RINs and LCFS credits, which exist because of legal and governmental regulatory requirements. A change in law or in governmental policies concerning renewable fuels, landfill or animal waste site biogas or the sale of RINs and LCFS could be expected to affect the market for, and the pricing of, the RINs and LCFS credits that we can generate through production at our Biogas Conversion Projects. A reduction in the prices we receive for RINs and LCFS credits, or a reduction in demand for RINs or LCFS credits, whether through market forces generally, through the actions of market participants generally, or through the consolidation or elimination of participants competing in the market for the purchase and retirement of RINs or LCFS credits, could have a material adverse effect on our results of operations.

The volatility in the price of oil, gasoline, diesel, natural gas, RNG, or Environmental Attribute prices could adversely affect our business.
Historically, the prices of Environmental Attributes, RNG, natural gas, crude oil, gasoline and diesel have been volatile and this volatility may continue to increase in future. Factors that may cause volatility in the prices of Environmental Attributes, RNG, natural gas, crude oil, gasoline and diesel include, among others, (i) changes in supply and availability of crude oil, RNG and natural gas; (ii) governmental regulations; (iii) inventory levels; (iv) consumer demand; (v) price and availability of alternatives; (vi) weather conditions; (vii) negative publicity about crude oil or natural gas drilling; (viii) production or transportation techniques and methods; (ix) macro-economic environment and political conditions; (x) transportation costs; and (xi) the price of foreign imports. Specifically, prices for crude oil, which is the commodity used to make gasoline and diesel, have been lower in recent years, due in part to over-production and increased supply without a corresponding increase in demand, and oil prices decreased further in 2020, hitting an all-time low due to the COVID-19 pandemic. More recently, that trend has reversed with oil prices rebounding substantially. Nevertheless, if the prices of crude oil, gasoline and diesel decline again, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Attributes, we may not be able to offer our counterparties an attractive price advantage for our vehicle fuels. The market adoption of our vehicle fuels could be slowed or limited, and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try and attract new counterparties or prevent the loss of demand from existing counterparties. In addition, we expect that natural gas and crude oil prices will remain volatile for the near future because of market uncertainties over supply and demand, including but not limited to the current state of the world economies, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs to our counterparties. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed to our counterparties.

Pricing conditions may also exacerbate the cost differential between vehicles that use our vehicle fuels and gasoline or diesel-powered vehicles, which may lead operators to delay or refrain from purchasing or converting to vehicles running on our fuels. Generally, vehicles that use our fuels cost more initially than gasoline or diesel-powered vehicles because the components needed for a vehicle to use our vehicle fuels add to the vehicle’s base cost. Operators then seek to recover the additional base cost over time through a lower cost to use alternative vehicle fuels. Operators may, however, perceive an inability to timely recover these additional initial costs if alternative vehicle fuels are not available at prices sufficiently lower than gasoline and diesel. Such an outcome could decrease our potential customer base and harm our business prospects.

We face significant upward pricing pressure in the market with respect to our securing the biogas rights necessary for proposed new Biogas Conversion Projects and our conversion of existing Renewable Power rights to RNG rights on existing Biogas Conversion Projects that we plan to convert.

We must reach agreement with the prospective biogas project site owner or developer in order to secure the biogas rights necessary for each proposed Biogas Conversion Project. Additionally, each project typically requires a site lease, access easements, permits, licenses, rights of way or other similar agreements. Historically, in exchange for the biogas rights and additional agreements, we have paid the site owner and/or developer a royalty or other similar payment based on revenue generated by the project or volume of biogas used by the project. Over recent years, as competition for development of biogas conversion project sites has increased and biogas project site owners and developers have become more sophisticated, it has become increasingly common for the prospective biogas project site owners and developers to ask for or require larger royalties or similar payments in order to secure the biogas rights. In addition, it is becoming increasingly common for some prospective biogas project site owners or developers to ask for or require equity participation in the prospective project.

In addition, we face similar pricing pressures when we attempt to renew our biogas rights on existing Biogas Conversion Projects at the end of their contractual periods and in situations where we plan to convert existing Renewable Power projects to RNG projects.

These pricing pressures could lead us to decide not to pursue certain prospective Biogas Conversion Projects or not to pursue the renewal or conversion of one or more existing Renewable Power projects and, accordingly, negatively impact our overall financial condition, results of operations and prospects. These pricing pressures could also impact the profitability of prospective Biogas Conversion Projects, and, accordingly, negatively impact our overall financial condition, results of operations and prospects.

We currently face declining market prices for LCFS credits specifically within California as well as significant upward pressure on the costs associated with dispensing RNG specifically within California to generate the LCFS credits.

The market prices for LCFS credits specifically within California have declined over the past twelve months, and the market for dispensing RNG with relatively low CI scores in California has become increasingly competitive because of increasing supply of RNG with these relatively low CI scores. As such, fleet operators using vehicles fueled by natural gas have been able to demand RNG marketers like us provide them with greater economic incentives for allowing us to dispense the fuel at the Fueling Stations, typically in the form of a greater share of our marketing fee or a greater share in the monetary value of the Environmental Attributes we generate when dispensing the fuel. The persistence of the current California dynamic is dependent upon future market developments, and as such the LCFS credits that we generate and sell may or may not produce future revenue that is comparable to historical LCFS revenue.

A prolonged environment of low prices or reduced demand for Renewable Power could have a material adverse effect on our business prospects, financial condition and results of operations.

Long-term Renewable Power and RNG prices may fluctuate substantially due to factors outside of our control. The price of Renewable Power and RNG can vary significantly for many reasons, including: (i) increases and decreases in generation capacity in our markets; (ii) changes in power transmission or fuel transportation capacity constraints or inefficiencies; (iii) power supply disruptions; (iv) weather conditions; (v) seasonal fluctuations; (vi) changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices; (vi) development of new fuels or new technologies for the production of power; (vii) federal and state regulations; and (viii) actions of the Independent System Operators (“ISOs”) and Regional Transmission Organizations (“RTOs”) that control and administer regional power markets.

Increased rates of recycling and legislation encouraging recycling, increased use of waste incineration, advances in waste disposal technology, decreased demand for meat and livestock products could decrease the availability or change the composition of waste for biogas conversion project gas.

The volume and composition of LFG produced at open landfill sites depends in large part on the volume and composition of waste sent to such landfill sites, which could be affected by a number of factors. For example, increased rates of recycling or increased use of waste incineration could decrease the volume of waste sent to landfills, while organics diversion strategies such as composting can reduce the amount of organic waste sent to landfills. There have been numerous federal and state regulations and initiatives over the recent years that have led to higher levels of recycling of paper, glass, plastics, metal and other recyclables, and there are growing discussions at various levels of government about developing new strategies to minimize the negative environmental impacts of landfills and related emissions, including diversion of biodegradable waste from landfills. Although many recyclable materials other than paper do not decompose and therefore do not ultimately contribute to the amount of LFG produced at a landfill site, recycling and other similar efforts may have negative effects on the volume and proportion of biodegradable waste sent to landfill sites across the United States. As a consequence, the volume and composition of waste sent to landfill sites from which our Biogas Conversion Projects collect LFG could change, which could adversely affect our business operations, prospects, financial condition and operational results.

In addition, research and development activities are currently ongoing to provide alternative and more efficient technologies to dispose of waste, to produce by-products from waste and to produce energy, and an increasing amount of capital is being invested to find new approaches to waste disposal, waste treatment and energy generation.

It is possible that this deployment of capital may lead to advances which could adversely affect our sources of LFG or provide new or alternative methods of waste disposal or energy generation that become more accepted, or more attractive, than landfills.

We currently use, and may continue in the future to use, forward-sale and hedging arrangements, to mitigate certain risks, but the use of such arrangements could have a material adverse effect on our results of operations.

We currently use, and may continue in the future to use, forward sales transactions to sell Environmental Attributes and Renewable Power before they are generated. In addition, we use interest rate swaps to manage interest rate risk. We may use other types of hedging contracts, including foreign currency hedges if we expand into other countries. If we elect to enter into such hedges, the related asset could recognize financial losses on these arrangements as a result of volatility in the market values of the underlying asset or if a counterparty fails to perform under a contract. If actively quoted market prices and pricing information from external sources are not available, the valuation of such contracts would involve judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of such contracts. If the values of such contracts change in a manner that we do not anticipate, or if a counterparty fails to perform under such a contract, it could harm our business, financial condition, results of operations and cash flows.

Risks Related to Our Business and Industry

Additional Risk Factors Relating to Our Biogas Capture Business

Our ability to acquire, convert, develop and operate Biogas Conversion Projects, as well as expand production at current Biogas Conversion Projects, is subject to many risks.

Our business strategy includes (i) the conversion of LFG projects from Renewable Power to RNG production where we already controls biogas gas rights, (ii) growth through the procurement of LFG rights and manure rights to develop new RNG projects, (iii) the acquisition and expansion of existing Biogas Conversion Projects, and (iv) growth through the procurement of rights to other sources of biogas for production of additional transportation fuels and generation of associated Environmental Attributes. This strategy depends on our ability to successfully convert existing LFG projects and identify and evaluate acquisition opportunities and complete new Biogas Conversion Projects or acquisitions on favorable terms. However, we cannot guarantee that we will be able to successfully identify new opportunities, acquire additional biogas rights and develop new RNG projects or convert existing projects on favorable terms or at all. In addition, we may compete with other companies for these development and acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions at all.

We may also achieve growth through the expansion of production at certain of our current Biogas Conversion Projects as the related landfills and dairy farms are expanded or otherwise begin to produce more gas or manure, respectively, but we cannot guarantee that we will be able to reach or renew the necessary agreements with site owners on economically favorable terms or at all. If we are unable to successfully identify and consummate future Biogas Conversion Project opportunities or acquisitions of Biogas Conversion Projects, or expand RNG production at our current Biogas Conversion Projects, it will impede our ability to execute our growth strategy. Further, we may also experience delays and cost overruns in converting existing facilities from Renewable Power to RNG production. During the conversion of existing projects, there may be a gap in revenue while the electricity project is offline until the conversion is completed and the new RNG facility commences operations, which may adversely affect our financial condition and results of operations.

Our ability to acquire, convert, develop and operate Biogas Conversion Projects, as well as expand production at current Biogas Conversion Projects, is subject to several additional risks, including:

• regulatory changes that affect the value of RNG and the associated Environmental Attributes, which could have a significant effect on the financial performance of our Biogas Conversion Projects and the number of potential Biogas Conversion Projects with attractive economics;
• changes in energy commodity prices, such as natural gas and wholesale electricity prices, which could have a significant effect on our revenues and expenses;
• changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to third parties or increase the costs of processing RNG to allow for such deliveries;
• changes in the broader waste collection industry, including changes affecting the waste collection and biogas potential of the landfill industry, which could limit the LFG resource that we currently target for our Biogas Conversion Projects;
• substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, such as those related to engineering and environmental problems, inclement weather, inflationary pressures on materials and labor, and supply chain and labor disruptions;
• operating risks and the effect of disruptions on our business, including the effects of global health crises, such as the COVID-19 pandemic, weather conditions, catastrophic events, such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events that impact us, our counterparties, suppliers, distributors and subcontractors;
• accidents involving personal injury or the loss of life;
• entering into markets where we have less experience, such as our Biogas Conversion Projects for biogas recovery at livestock farms;
• the ability to obtain financing for a Biogas Conversion Project on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete Biogas Conversion Projects and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;
• failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights and building permits;
• a decrease in the availability, increased pricing on, and a delay in the timeliness of delivery of raw materials and components, necessary for the Biogas Conversion Projects to function or necessary for the conversion of a Biogas Conversion Projects from Renewable Power to RNG production;
• obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and US federal government agencies and organizations;
• penalties, including potential termination, under short-term and long-term contracts for failing to produce or deliver a sufficient quantity and acceptable quality of RNG in accordance with our contractual obligations;
• unknown regulatory changes related to the transportation of RNG, which may increase the transportation cost for delivering under our contracts then in effect;
• the consent and authorization of local utilities or other energy development off-takers to ensure successful interconnection to energy grids to enable power and gas sales; and
• difficulties in identifying, obtaining and permitting suitable sites for new Biogas Conversion Projects.

Any of these factors could prevent us from acquiring, developing, converting, operating or expanding our Biogas Conversion Projects, or otherwise adversely affect our business, growth potential, financial condition and results of operations.

Multiple factors, including lower levels of gas collection and delays in commencement and completion of construction, have negatively impacted our business during the nine months ended September 30, 2022. While we continue to execute on our business plan, we expect these factors to continue during 2023.

Acquiring Biogas Conversion Projects involves numerous risks, including potential exposure to pre-existing liabilities, unanticipated costs in acquiring and implementing the project, and lack of or limited experience in new geographic markets.

The acquisition of existing Biogas Conversion Projects involves numerous risks, many of which may be indiscoverable through the due diligence process, including exposure to previously existing liabilities and unanticipated costs associated with the pre-acquisition period; difficulty in integrating the acquired projects into our existing business; and, if the projects are in new markets, the risks of entering markets where we have limited experience, less knowledge of differences in market terms for gas rights agreements and dispensing agreements, and, for international projects, possible exposure to exchange-rate risk to the extent we need to finance development and operations of foreign projects to repatriate earnings generated by such projects. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such projects. A failure to achieve the financial returns we expect when we acquire Biogas Conversion Projects could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition and results of operations.

Additional risks related to acquiring existing projects, include:
• the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
• the acquired companies or assets may not improve our customer offerings or market position as planned;
• we may have difficulty integrating the operations and personnel of the acquired companies;
• key personnel and counterparties of the acquired companies may terminate their relationships with the acquired companies as a result of or following the acquisition;
• we may experience additional financial and accounting challenges and complexities in certain areas, such as tax planning and financial reporting;
• we may incur additional costs and expenses related to complying with additional laws, rules or regulations in new jurisdictions;
• we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;
• our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically diverse enterprises;
• we may incur one-time write-offs or restructuring charges in connection with an acquisition;
• we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
• we may not be able to realize the cost savings or other financial benefits we anticipated.

Our Biogas Conversion Projects face operational challenges, including among other things the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear of our equipment, latent defects, design or operator errors, force majeure events, or lack of transmission capacity or other problems with third party interconnection and transmission facilities.

The ongoing operation of our Biogas Conversion Projects involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear of our equipment, latent defects, design or operator errors or force majeure events, among other factors. Operation of our Biogas Conversion Projects also involves risks that we will be unable to transport our product to our counterparties in an efficient manner due to a lack of capacity or other problems with third party interconnection and transmission facilities. Unplanned outages of equipment, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenue. Biogas conversion project site owners and operators can also impact our production if, in the course of ongoing operations, they damage the site’s biogas collection systems. Our inability to operate our facilities efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are generally also required under many of our agreements to deliver a minimum quantity of Renewable Power, RNG and/or the associated Environmental Attributes to the counterparty. Unless we can rely on a force majeure or other provisions in the related agreements, falling below such a threshold could subject us to financial expenses and penalties, as well as possible termination of key agreements and potential violations of certain permits, which could further impede our ability to satisfy production requirements. Therefore, any unexpected reduction in output at any of our Biogas Conversion Projects that leads to any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

An unexpected reduction in RNG production by third-party producers of RNG with whom we maintain marketing agreements to purchase RNG and/or the associated Environmental Attributes, or their inability or refusal to deliver such RNG or Environmental Attributes as provided under such agreements, may have a material adverse effect on our results of operations and could adversely affect or performance under associated dispensing agreements.

The success of our RNG business depends, in large part, on our ability to (i) secure, on acceptable terms, an adequate supply of RNG and/or Environmental Attributes from third-party producers, (ii) sell RNG in sufficient volumes and at prices that are attractive to counterparties and produce acceptable margins for us, and (iii) generate and monetize Environmental Attributes under applicable federal or state programs at favorable prices. If we fail to maintain and build new relationships with third party producers of RNG, we may be unable to supply RNG and the associated Environmental Attributes to meet the demand of our counterparties, which could adversely affect our business.

Our ability to dispense an adequate amount of RNG is subject to risks affecting RNG production. Biogas Conversion Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, (i) problems with equipment, (ii) severe weather, pandemics, or other health crises, including the ongoing COVID-19 pandemic, (iii) construction delays, (iv) technical difficulties, (v) high operating costs, (vi) limited availability, or unfavorable composition of collected feedstock gas, and (vii) plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our third party RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel and generate the associated Environmental Attributes could be jeopardized.

Construction, development and operation of our Biogas Conversion Projects involves significant risks and hazards.

Biogas Conversion Projects as well as construction and operation of Fueling Stations involve hazardous activities, including acquiring and transporting fuel, operating large pieces of rotating equipment and delivering our Renewable Electricity and RNG to interconnection and transmission systems, including gas pipelines. Hazards such as fire, explosion, structural collapse and machinery failure are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment. The occurrence of any one of these hazards may result in curtailment or termination of our operations or liability to third parties for damages, environmental cleanup costs, personal injury, property damage and fines and/or penalties, any of which could be substantial.

Our Biogas Conversion Projects facilities and Fueling Stations or those that we otherwise acquire, construct or operate may be targets of terrorist activities, as well as events occurring in response to or in connection with them, that could result in full or partial disruption of our facilities’ ability to generate, transmit, transport or distribute electricity or RNG. Strategic targets, such as energy-related facilities, may be at greater risk of future terrorist activities than other domestic targets. Hostile cyber intrusions, including those targeting information systems, as well as electronic control systems used at the generating plants and for the related distribution systems, could severely disrupt our business operations and result in loss of service to our counterparties, as well as create significant expense to repair security breaches or system damage. In the past we have experienced cyber security breaches, which we believe have not had a significant impact on the integrity of our systems or the security of data, including personal information maintained by us, but there can be no assurance that any future breach or disruption will not have a material adverse effect on our business, financial condition or operations.

Furthermore, some of our facilities are located in areas prone to extreme weather conditions, most notably extreme cold such as has recently occurred in Texas, Oklahoma, Michigan and Minnesota. Certain of our other Biogas Conversion Projects and Fueling Stations as well as certain key vendors conduct their operations in other locations, such as California and Florida, that are susceptible to natural disasters. The frequency of weather-related natural disasters may be increasing due to the effects of greenhouse gas emissions or related climate change effects. The occurrence of natural disasters such as tornados, earthquakes, droughts, floods, wildfires or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us could cause a significant interruption in our business or damage or destroy our facilities.

We rely on warranties from vendors and obligate contractors to meet certain performance levels, but the proceeds from such warranties or performance guarantees may not cover lost revenues, increased expenses or liquidated damages payments, should we experience equipment breakdown or non-performance by our contractors or vendors. We also maintain an amount of insurance protection that we consider adequate to protect against these and other risks, but we cannot provide any assurance that our insurance will be sufficient or effective under any or all circumstances and against any or all hazards or liabilities to which we may be subject. Also, our insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because of rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Our insurance policies are subject to annual review by our insurers and may not be renewed on similar or favorable terms or at all. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to dispense a specified quality or quantity of RNG could have a material adverse effect on our financial condition and results of operations, by subjecting us to, among other things, possible penalties or terminations under the various contractual arrangements under which we operate, including pursuant to a purchase and sale agreement related to the sale of our Environmental Attributes.

Our RNG business consists of producing RNG from Biogas Conversion Projects, procuring RNG from third party producers, and dispensing this RNG to counterparties through Fueling Stations and other potential end markets to generate and monetize the associated Environmental Attributes. If we fail to produce and dispense a specified quality or quantity of RNG, our business may be adversely impacted.

As an RNG supplier the quality and quantity of RNG we produce at our Biogas Conversion Projects may be negatively affected by, among other things, lack of feedstock or the relative mix in the components of the feedstock, mechanical breakdowns, faulty technology, competitive markets or changes to the laws and regulations that mandate the use of renewable energy sources. In addition, we rely in part on third party suppliers to provide us with certain amounts of the specified quality and quantity of RNG that we are obligated to deliver under contractual commitments to our distribution counterparties but that we have not otherwise produced at our Biogas Conversion Projects.

If we are unable to obtain an adequate supply of RNG through a combination of Biogas Conversion Project production and supplies from third party RNG producers, we may be forced to pay a financial penalty under such contracts, including under a purchase and sale agreement under which we market a substantial majority of our Environmental Attributes through NextEra. Even if we are able to produce and obtain an adequate supply of RNG to satisfy the quantity requirements of our counterparties, RNG and the associated Environmental Attributes must also meet or exceed quality standards. If we and our third party suppliers are unable to meet applicable quality standards, through one or more of the factors discussed above or otherwise, we could be subject to financial penalties under such contracts.

In connection with the marketing of the Environmental Attributes generated from our activities, in November 2021, we signed a purchase and sale agreement with NextEra providing for the exclusive purchase by NextEra of 90% of our Environmental Attributes (RINs and LCFS credits), including those generated by our owned Biogas Conversion Projects and those granted to us in connection with dispensing of RNG on behalf of third-party projects. Under the agreement, we are to receive the net proceeds paid to NextEra by NextEra customers for the purchase of such Environmental Attributes (or in certain circumstances an index-based price or pre-negotiated price) less a specified discount. The agreement provides for an initial five year term, followed by automatic one-year renewals unless terminated by either party at least 90 days prior to the last day of the initial term or then-current renewal term.

Under the agreement, we have committed to sell a minimum quarterly volume of Environmental Attributes to NextEra, which if not satisfied on a cumulative basis (giving credit for certain excess volume sold to NextEra during the contract term) as of the end of the contract term (or upon an early termination of the agreement) would result in our paying NextEra a shortfall payment calculated by (i) multiplying the amount of the volume shortfall by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium (the “Shortfall Amount”). Similarly, if the agreement is terminated by NextEra due to an event of default (generally defined as a failure by us to pay any undisputed amounts under the agreement, a material uncured breach of our representations or warranties or other obligations under the agreement, or the dissolution, bankruptcy or insolvency of us or certain of our affiliates), NextEra would be entitled to receive, without any duplication, any then-current Shortfall Amount plus an accelerated payment calculated based off of the remaining minimum quarterly volume commitments for the balance of the initial term (or for the next four quarters of the next renewal term, if neither party had provided notice of non-renewal as described above prior to the commencement of such renewal term), which accelerated payment would be similarly calculated by (i) multiplying such remaining minimum quarterly volume commitments by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium. The amount of such potential payments declines over the course of the contract term as we deliver Environmental Attribute volume under the contract. Were, however, the agreement to be terminated as of the date of this report and we were not to deliver any further Environmental Attribute volume to NextEra under the agreement, the maximum potential payment to NextEra under these provisions would be approximately $15.4 million based on current market prices for such Environmental Attributes.

The success of our RNG projects depends on our ability to timely generate and ultimately receive certification of the Environmental Attributes associated with our RNG production and sale. A delay or failure in the certification of such Environmental Attributes could have a material adverse effect on the financial performance of our Biogas Conversion Projects.

We are required to register our RNG projects with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. Although no similar qualification process currently exists for LCFS credits, we expect such a process to be implemented and would expect to seek qualification on a state-by-state basis under such future programs. Delays in obtaining registration, RIN qualification, and any future LCFS credit qualification of a new project could delay future revenues from the project and could adversely affect our cash flow. Further, we typically make a large investment in the project prior to receiving the regulatory approval and RIN qualification. By registering each RNG project with the EPA’s voluntary Quality Assurance Plan, we are subject to quarterly third-party audits and semi-annual on-site visits of our projects to validate generated RINs and overall compliance with the RFS program. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations.

Maintenance, expansion and refurbishment of our Biogas Conversion Projects involve the risk of unplanned outages or reduced output, resulting from among other things periodic upgrading and improvement, unplanned breakdowns in equipment, and forced outages.

Our Biogas Conversion Project facilities may require periodic upgrading and improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities’ generating capacity below expected levels, reducing our revenues and jeopardizing our ability to earn profits and adversely affect our business, financial condition and results of operations. If we make major modifications to our facilities, such modifications may result in material additional capital expenditures. We may also choose to repower, refurbish or upgrade our facilities based on our assessment that such expenditures will provide adequate financial returns. Such facility modifications require time before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future power and renewable natural gas prices. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to secure development, operational, dispensing and other necessary contract rights for our Biogas Conversion Projects, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenues.

The development, design and construction process for our Biogas Conversion Projects generally lasts from 20 to 48 months, on average. Prior to signing a development agreement, we typically conduct a preliminary audit of the site host’s needs and assess whether the site is commercially viable based on our expected return on investment, investment payback period and other operating metrics, as well as the necessary permits to develop a Biogas Conversion Project on that site. This extended development process requires the dedication of significant time and resources from our sales and management personnel, with no certainty of success or recovery of our expenses. A potential site host may go through the entire sales process and not accept our proposal. Further, upon commencement of operations, it typically takes 4 to 12 months or longer for the Biogas Conversion Project to ramp up to our expected production level. All of these factors, and in particular, increased spending that is not offset by increased revenues, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

Our Biogas Conversion Projects may not produce expected levels of output, and the amount of Renewable Power or RNG actually produced at each of our respective projects will vary over time, and, therefore so will generation of associated Environmental Attributes.

Our Biogas Conversion Projects rely on organic material, the decomposition of which causes the generation of gas consisting primarily of methane. The Biogas Conversion Projects use such methane gas to generate Renewable Power or RNG. The estimation of biogas production volume is an inexact process and dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, regional climate and the capacity and construction of the site. Production levels are subject to a number of additional risks, including (i) a failure or wearing out of our or our landfill operators’, counterparties’ or utilities’ equipment; (ii) an inability to find suitable replacement equipment or parts; (iii) less than expected supply or quality of the project’s source of biogas and faster than expected diminishment of such biogas supply; or (iv) volume disruption in our fuel supply collection system. As a result, the volume of Renewable Power or RNG generated from such sites may in the future vary from our initial estimates, and those variations may be material. In addition, we have in the past incurred, and may in the future incur, material asset impairment charges if any of our Biogas Conversion Projects incur operational issues that indicate our expected future cash flows from the relevant project are less than the project’s carrying value. Any such impairment charge could adversely affect our operating results in the period in which the charge is recorded.

In addition, in order to maximize collection of LFG, we may need to take various measures, such as drilling additional gas wells in the landfill sites to increase LFG collection, balancing the pressure on the gas field based on the data collected by the landfill site operator from the gas wells to ensure optimum LFG utilization and ensuring that we match availability of engines and related equipment to availability of LFG. There can be no guarantee that we will be able to take all necessary measures to maximize collection. In addition, the LFG available to our LFG projects is dependent in part on the actions of the landfill site owners and operators. We may not be able to ensure the responsible management of the landfill site by owners and operators, which may result in less than optimal gas generation or increase the likelihood of “hot spots” occurring. Hot spots can temporarily reduce the volume of gas that may be collected from a landfill site, resulting in a lower gas yield.

Biogas projects utilizing other types of feedstock, specifically livestock waste and dairy farm projects, typically produce significantly less RNG than landfill facilities. As a result, the commercial viability of such projects is more dependent on various factors and market forces outside of our control, such as changes to law or regulations that could affect the value of such projects or the incentives available to them. In addition, there are other factors currently unknown to us that may affect the commercial viability of other types of feedstock. Moreover, fluctuations in manure supply, the end use markets and the spread of diseases among herds could have a material impact on the success and completion of our Biogas Conversion Projects. As such, continued expansion into other types of feedstock could adversely affect our business, financial condition, and results of operations.

Our business plans include expanding from Renewable Power and RNG production projects into additional transportation-related infrastructure, including production and development of hydrogen vehicle Fueling Stations. Any such expansions may present unforeseen challenges and result in a competitive disadvantage relative to our more-established competitors in the markets into which we wish to expand.

We currently operate Biogas Conversion Projects that convert primarily landfill biogas into Renewable Power and RNG. However, we are actively developing projects that use anaerobic digesters to capture and convert emissions into low-carbon RNG, electricity and green hydrogen, and may expand into additional feedstocks in the future. We are also actively developing hydrogen fueling infrastructure. In addition, we are actively considering expansion into other lines of business, including carbon sequestration and Renewable Power for our projects, and the production of green hydrogen. These initiatives could expose us to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering new sectors of the energy industry, including requiring a disproportionate amount of our management’s attention and resources, which could have an adverse impact on our business as well as place us at a competitive disadvantage relative to more established non-LFG market participants.

Sequestering carbon dioxide is subject to numerous laws and regulations with uncertain permitting timelines and costs. We also intend to explore the production of renewable hydrogen sourced from a number of our projects’ RNG, and we may enter into long-term fixed price off-take contracts for green hydrogen that we may produce at our projects.
We are currently working with a leading developer of on-site hydrogen generators to put in place construction design and services agreements in order to develop hydrogen gas-as-a-service offerings at Fueling Stations. We do not have an operating history in the green hydrogen market and our forecasts are based on uncertain operations in the future.

Some LFG projects in which we might invest in the future may be subject to cost-of-service rate regulation, which would limit our potential revenue from such LFG projects. If we invest, directly or indirectly, in an electric transmitting LFG project that allows us to exercise transmission market power, FERC could require our affiliates with MBR Authority to implement mitigation measures as a condition of maintaining our or our affiliates’ MBR Authority. FERC regulations limit using a transmission project for proprietary purposes, and we may be required to offer others (including competitors) open-access to our transmission asset, should we acquire one. Such acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Our gas and manure rights agreements for Biogas Conversion Projects are subject to certain conditions. A failure to satisfy such conditions could result in the loss of such rights.

Our gas and manure rights agreements for Biogas Conversion Projects generally require that we achieve commercial operations for a project as of a specified date. If we do not satisfy such a deadline, the agreement may be terminated at the option of the biogas conversion project site owner without any reimbursement of any portion of the purchase price paid for the gas or manure rights or any other amounts we have invested in the project. Delays in construction or delivery of equipment may result in our failing to meet the commercial operations deadline in a gas or manure rights agreement. The denial or loss of a permit essential to a Biogas Conversion Project could impair our ability to construct or operate a project as required under the relevant agreement. Delays in the review and permitting process for a project can also impair or delay our ability to construct or acquire a project and satisfy any commercial operations deadlines, or increase the cost such that the project is no longer attractive to us.

Furthermore, certain of our gas and manure rights agreements for Biogas Conversion Projects require us to purchase a certain amount of LFG and manure, respectively. Any issues with our production at the corresponding projects, including due to weather, unplanned outages or transmission problems, to the extent not caused by the landfill or dairy farm, or covered by force majeure provisions in the relevant agreement, could result in failure to purchase the required amount of

LFG or manure and the loss of these gas rights. Our gas and manure rights agreements often grant us the right to build additional generation capacity in the event of increased supply, but failure to use such increased supply after a prescribed period of time can result in the loss of these rights. In addition, we typically need approval from landfill owners in order to implement Renewable Power-to-RNG conversion projects, and we are also dependent on landfill owners for additional gas rights as well as land leases and easements for these conversion projects.

Additional Risk Factors Relating to Our Dispensing Business

Our commercial success depends in part on our ability to identify, acquire, develop and operate public and private Fueling Stations for public and commercial fleet vehicles in order to dispense RNG for use as vehicle fuel and generate the associated Environmental Attributes.

Our specific focus on RNG to be used as a transportation fuel in the United States exposes us to risks related to the supply of and demand for RNG and the associated Environmental Attributes, the cost of capital expenditures, governmental regulation, and economic conditions, among other factors. As an RNG dispenser we may also be negatively affected by lower RNG production resulting from lack of feedstock, mechanical breakdowns, faulty technology, competitive markets or changes to the laws and regulations that mandate the use of renewable energy sources.

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines or increase the costs of processing RNG; (ii) construction risks, including the risk of delay, that may arise because of inclement weather or labor disruptions; (iii) operating risks and the effect of disruptions on our business; (iv) budget overruns and exposure to liabilities because of unforeseen environmental, construction, technological or other complications; (v) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; and (vi) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and US federal government agencies and organizations. Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

Our success is dependent on the willingness of commercial fleets and other counterparties to adopt, and continue use of RNG, which may not occur in a timely manner, at expected levels or at all. Our vehicle fleet counterparties may choose to invest in renewable vehicle fuels other than RNG.

Our success is highly dependent on the adoption by commercial fleets and other consumers of natural gas vehicle fuels, which has been slow, volatile and unpredictable in many sectors. For example, adoption and deployment of natural gas in heavy and medium-duty trucking has been slower and more limited than we anticipated. Also, other important fleet markets, including airports and public transit, had slower than expected volume and customer growth in 2018, 2019 and 2020, which was largely reversed in 2021, but may continue into 2022 and beyond. If the market for natural gas vehicle fuels does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, growth potential, financial condition, and operating results would be harmed.

Additional factors that may influence the adoption of natural gas vehicle fuels, many of which are beyond our control, include, among others:
• Lack of demand for trucks that use natural gas vehicle fuels due to business disruptions and depressed oil prices;
• Adoption of governmental policies or programs or increased publicity or popular sentiment in favor of vehicles or fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles, changes to emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles;
• Perceptions about the benefits of natural gas vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
• The volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;
• Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its counterparties or drivers;
• Vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

• The development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy and medium-duty trucks and other fleets;
• Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in such market, including improvements in or perceived advantages of other vehicle fuels and engines powered by such fuels;
• The availability and effect of environmental, tax or other governmental regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate Environmental Attributes by selling RNG as a vehicle fuel, as well as the market prices for such credits; and
• Emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

In June 2020, CARB adopted the Advanced Clean Trucks Regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks Regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued the September 2020 Executive Order providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Among other things, we believe the intent of the Advanced Clean Trucks Regulation and the September 2020 Executive Order is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. If either the Advanced Clean Trucks Regulation or any additional regulations adopted by CARB, including because of the September 2020 Executive Order, is permitted to take effect, it may slow, delay or prevent the adoption by fleets and other commercial consumers of our vehicle fuels, particularly in California. Moreover, because of the adoption of the Advanced Clean Trucks Regulation and the issuance of the September 2020 Executive Order, other states have taken steps to enact similar regulations, which actions may accelerate if either regulation is permitted to take effect, thereby slowing, delaying or preventing the adoption of our vehicle fuels in those states as well.

Acquisition, financing, construction, and development of Fueling Station projects by us or our partners that own projects may not commence on anticipated timelines or at all.

Our strategy is to continue to expand, including through the acquisition of additional Fueling Station projects and by signing additional supply agreements with third party project owner partners. From time to time we and our partners enter into nonbinding letters of intent for projects. Until the negotiations are final, however, and the parties have executed definitive documentation, we or our partners may not be able to consummate any development or acquisition transactions, or any other similar arrangements, on the terms set forth in the applicable letter of intent or at all.
The acquisition, financing, construction and development of projects involves numerous risks, including:
• difficulties in identifying, obtaining, and permitting suitable sites for new projects;
• failure to obtain all necessary rights to land access and use;
• inaccuracy of assumptions with respect to the cost and schedule for completing construction;
• inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life;
• the ability to obtain financing for a project on acceptable terms or at all;
• delays in deliveries or increases in the price of equipment or other materials;
• permitting and other regulatory issues, license revocation and changes in legal requirements;
• increases in the cost of labor, labor disputes and work stoppages or the inability to find an adequate supply of workers;
• failure to receive quality and timely performance of third-party services;
• unforeseen engineering and environmental problems;
• cost overruns or supply chain disruptions;
• accidents involving personal injury or the loss of life
• weather conditions, health crises, pandemics, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events; and
• interconnection and access to utilities.
In addition, new projects have no operating history. A new project may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss.

Our Fueling Station construction activities for commercial fleets and other counterparties are subject to business and operational risks, including predicting demand in a particular market or markets, land use, permitting or zoning difficulties, responsibility for actions of sub-contractors on jobs in which we serve as general contractor, potential labor shortages due to the COVID-19 pandemic or otherwise, and cost overruns.

As part of our business activities, we design and construct Fueling Stations that we either own and operate ourselves or provide these services for our counterparties. These activities require a significant amount of judgment in determining where to build and open Fueling Stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we may build Fueling Stations that we may not open for fueling operations, and we may open Fueling Stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the specific locations or for other reasons. For any Fueling Stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for Fueling Stations that are open and underperforming, we may decide to close them.

We also face many operational challenges in connection with our Fueling Station design and construction activities. For example, we may not be able to identify suitable locations for the Fueling Stations we or our counterparties seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, problems with utility services, challenges obtaining and retaining required permits and approvals or local resistance, including due to reduced operations of permitting agencies because of the ongoing COVID-19 pandemic, any of which could prevent us or our counterparties from building new stations on such sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations.

In addition, we act as the general contractor and construction manager for new Fueling Station construction and facility modification projects, and we typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of work on our projects. Additionally, shortages of skilled subcontractor labor and any supply chain disruptions affecting access to and cost of construction materials could significantly delay a project or otherwise increase our costs. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to counterparties, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events occur, our business, operating results and cash flows could be negatively affected.

Additional Risk Factors Relating to Our Business in General

Certain of our Biogas Conversion Projects and Fueling Stations are newly constructed or are under construction and may not perform as we expect.

We have a number of Biogas Conversion Projects under construction that will begin production over the next 18-24 months. Therefore, our expectations of the operating performance of these facilities are based on assumptions and estimates made without the benefit of operating history. Our forecasts with respect to our new and developing projects, and related estimates and assumptions, are based on limited operating history or expected operating results. These facilities also include digesters under development for which we have no operating history. The ability of these facilities to meet our performance expectations is subject to the risks inherent in newly constructed energy generation and RNG production facilities and the construction of such facilities, including delays or problems in construction, degradation of equipment in excess of our expectations, system failures, and outages. The failure of these facilities to perform as we expect could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our contracts with government entities may be subject to unique risks, including possible termination of or reduction in the governmental programs under which we operate, instances in which our contract provisions allow the government entity to terminate, amend or change terms at their convenience, and competitive bidding processes for the award of contracts.

We have, and expect to continue to seek, long-term Fueling Station construction, maintenance and fuel sale contracts with various government entities. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to such contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

In addition, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest the contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid, and substantial delays or cancellation of government contracts may follow any successful bids as a result of any protests by other bidders. The occurrence of any of these risks could have a material adverse effect on our results of operations and financial condition.

Our level of indebtedness and preferred stock redemption obligations could adversely affect our ability to raise additional capital to fund our operations and acquisitions. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry. We may be unable to obtain additional financing to fund our operations or growth.

As of September 30, 2022, our total indebtedness was $220 million, excluding deferred financing costs. Additionally, on November 29, 2021, we entered into an Exchange Agreement with Hillman pursuant to which OPAL Fuels issued to Hillman Series A-1 Preferred Units of OPAL Fuels, which are redeemable after four years at the option of Hillman for an aggregate redemption price of $30.0 million plus accrued and unpaid dividends thereon. In addition, we have drawn down the NextEra $100.0 million subscription commitment and issued to NextEra 1,000,000 Series A Preferred Units of OPAL Fuels, which are redeemable after four years at the option of NextEra for an aggregate redemption price of $100.0 million plus accrued and unpaid dividends thereon.

Our substantial indebtedness and preferred units redemption obligations could have important consequences, including, for example:
• being required to accept then-prevailing market terms in connection with any required refinancing of such indebtedness or redemption obligations, which may be less favorable than existing terms;
• failure to refinance, or to comply with the covenants in the agreements governing, these obligations could result in an event of default under those agreements, which could be difficult to cure or result in our bankruptcy;
• our debt service and dividend obligations require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt and dividends on our preferred units, thereby reducing the funds available to us and our ability to borrow to operate and grow our business;
• our limited financial flexibility could reduce our ability to plan for and react to unexpected opportunities; and
• our substantial debt service obligations make us vulnerable to adverse changes in general economic, credit and capital markets, industry and competitive conditions and adverse changes in government regulation and place us at a disadvantage compared with competitors with less debt or mandatory redeemable preferred units.

Any of these consequences could have a material adverse effect on our business, financial condition and results of operations. If we do not comply with our obligations under our debt instruments or with respect to our preferred units, we may be required to refinance all or part of our existing debt and preferred units, borrow additional amounts or sell securities, which we may not be able to do on favorable terms or at all. In addition, increases in interest and dividend rates and changes in debt and preferred equity covenants may reduce the amounts that we can borrow or otherwise finance, reduce our cash flows and increase the equity investment we may be required to make to complete construction of our Biogas Conversion Projects and Fueling Stations. These increases could cause some of our projects to become economically unattractive. If we are unable to raise additional capital or generate sufficient operating cash flow to repay our indebtedness and preferred unit obligations, we could be in default under our lending agreements and preferred unit designations and could be required to delay construction of new projects, reduce overhead costs, reduce the scope of our projects or abandon or sell some or all of our projects, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our existing credit facilities contain financial covenants and our credit facilities and preferred stock designations contain other restrictive covenants that limit our ability to return capital to equity holders or otherwise engage in activities that may be in our long-term best interests. Our inability to comply with those covenants could result in an event of default or material breach which, if not cured or waived, may entitle the related lenders or preferred unit holders to higher interest or dividend payment to demand repayment or enforce their security interests (in the case of indebtedness) and other remedies, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness. Further, in certain circumstances following a failure to timely redeem our Preferred Stock, holders of such Preferred Stock have the right to designate a director to our board of directors.

In connection with certain project development opportunities, we have utilized project-level financing in the past and may need to do so again in the future; however, we may not be able to obtain such financing on commercially reasonable terms or at all. The agreements governing such financings typically contain financial and other restrictive covenants that limit a project subsidiary’s ability to make distributions to its parent or otherwise engage in activities that may be in its long-term best interests. Project-level financing agreements generally prohibit distributions from the project entities to us unless certain specific conditions are met, including the satisfaction of certain financial ratios or a facility achieving commercial operations. Our inability to comply with such covenants may prevent cash distributions by the particular project or projects to us and could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could result in a loss of project assets and/or otherwise have a material adverse effect on our business, results of operations and financial condition.

Liabilities and costs associated with hazardous materials and contamination and other environmental conditions may require us to conduct investigations or remediation at the properties underlying our projects, may adversely impact the value of our projects or the underlying properties, and may expose us to liabilities to third parties.

We may incur liabilities for the investigation and cleanup of any environmental contamination at the properties underlying or adjacent to our projects, or at off-site locations where we arrange for the disposal of hazardous substances or wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal, state and local laws, an owner or operator of a property may become liable for costs of investigation and remediation, and for damages to natural resources. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances or whether the conduct giving rise to the release was legal at the time when it occurred. In addition, liability under certain of these laws is joint and several, which means that we may be assigned liabilities for hazardous substance conditions that exceed our action contributions to the contamination conditions. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. We may incur substantial investigation costs, remediation costs or other damages, thus harming our business, financial condition and results of operations, as a result of the presence or release of hazardous substances at locations where we operate or as a result of our own operations.

The presence of environmental contamination at a project may adversely affect an owner’s ability to sell such project or borrow funds using the project as collateral. To the extent that an owner of the real property underlying one of our projects becomes liable with respect to contamination at the real property, the ability of the owner to make payments to us may be adversely affected.

We may also face liabilities in cases of exposure to hazardous materials, and claims for such exposure can be brought by any third party, including workers, employees, contractors and the general public. Claims can be asserted by such persons relating to personal injury or property damage, and resolving such claims can be expensive and time consuming, even if there is little or no basis for the claim.

We have a history of accounting losses and may incur additional losses in the future.

The Company has incurred net losses historically. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of common stock to fall. Furthermore, historical losses may not be indicative of future losses due to many factors outside of our control including but not limited to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and notes to the financial statements included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material adverse effects on our financial condition, our results of operations and the trading price of common stock.

Loss of our key management could adversely affect our business performance. Our management team has limited experience in operating a public company such as us.

We are dependent on the efforts of our key management. Although we believe qualified replacements could be found for any departures of key executives, the loss of their services could adversely affect our performance and the value of our Class A common stock.

The COVID-19 pandemic and measures intended to reduce its spread have, and may continue to, adversely affect our business, results of operations and financial condition.

Beginning in late 2019, a novel strain of coronavirus (COVID-19) spread throughout the world, including the United States, ultimately being declared a pandemic. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state and local governments to restrict normal daily activities, which resulted in lockdowns, travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, business limitations and shutdowns (subject to exceptions for certain essential operations and businesses, including our business). Some of these governmental restrictions have since been scaled back or lifted, although an increase in the prevalence of COVID-19 cases and the spread of new variants may result in the re-imposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and financial results may continue to be adversely affected by the COVID-19 pandemic.

Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue full operations. Despite our essential designation and our continued operations, however, we are subject to various risk and uncertainties because of the COVID-19 pandemic that could materially adversely affect our business, results of operations and financial condition, including the following:
• a further delay in the adoption of natural gas vehicle fuels by heavy-duty trucks and/or a delay in increasing the use of our vehicle fuels;
• a continued or further decrease in the volume of truck and fleet operations, including shuttle busses at airports, and lower-than-normal levels of public transportation generally, which have resulted in, and may continue to result in, decreased demand for our vehicle fuels;
• the impact of business disruptions on the production of vehicles and engines that use our fuels, which has resulted in, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries; and
• depressed oil and diesel prices, especially relative to natural gas prices and for a prolonged period, which may decrease the price-related incentive for operators to adopt trucks that use our vehicle fuels.

The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the COVID-19 pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19 and how quickly and to what extent normal economic and operating conditions can (and will) resume within the markets in which we operate, each of which are highly uncertain at this time and are outside of our control. Even after the COVID-19 pandemic subsides, we may continue to experience adverse effects to our business and financial results because of its global economic impact, including any economic downturn or recession that has occurred or may occur. The adverse effect of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Some relationships with our counterparties and suppliers may experience disruptions as a result of the Business Combination, which may limit our business.

Parties with which OPAL Fuels did business prior to the Business Combination or with which we may do business in the future, including our counterparties and suppliers, may experience uncertainty as a result of the Business Combination, including with respect to current or future business relationships with us. As a result, our business relationships may be subject to disruptions if our counterparties and suppliers or others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. For example, certain of our counterparties, suppliers and third-party providers may have had contractual consent rights or termination rights that were triggered by a change of control or assignment of the rights and obligations of contracts that was transferred in connection with the Business Combination These disruptions could harm relationships with our existing third parties with whom we have relationships and preclude us from attracting new third parties, all of which could have a material adverse effect on our business, financial condition and results of operations, cash flows, and/or share price.

We have identified material weaknesses in OPAL Fuels’s and ArcLight’s internal controls over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, we may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of OPAL Fuels’s consolidated financial statements for each of the years ended December 31, 2021, 2020 and 2019, material weaknesses were identified in OPAL Fuels’s internal control over financial reporting. In addition, a material weakness in the internal controls over financial reporting of ArcLight was identified as of November 24, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented, or detected and corrected, on a timely basis.
With respect to OPAL Fuels, these material weaknesses identified were as follows:
• There is a lack of an adequate control environment, including internal communications, to allow for timeliness of reviews for the accounting and disclosures of significant and unusual transactions and contracts;
• There is a lack of appropriate segregation of duties and appropriate access controls as certain employees have the ability to prepare and post journal entries while other employees have inappropriate access to certain financial systems. For various transactions and account reconciliations, the same person was the originator and preparer of financial information without further review by an independent person with sufficient accounting and/or financial reporting competence and authority;
• OPAL Fuels did not have timely and effective reviews over standard account reconciliations and related accounting analysis which resulted in various audit adjustments that we corrected; and
• Review controls over application of ASC-606 were not designed and implemented appropriately during the current year.

With respect to ArcLight, in connection with the preparation of ArcLight’s financial statements as of December 31, 2021, ArcLight concluded it was appropriate to restate the presentation of ArcLight Class A Ordinary Shares subject to possible redemption to reflect its ordinary shares within temporary equity after determining the ordinary shares’ redemption feature is not solely within its control. As part of such process, ArcLight identified a material weakness in its internal controls over financial reporting related to the accounting for its complex financial instruments (including redeemable equity instruments as described above).

These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

We have developed and begun executing on a plan to remediate these material weaknesses, including the hiring of a Chief Financial Officer and a Chief Accounting Officer. Our remediation plans may include measures such as: hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting; designing and implementing formal processes, policies and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls; and designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience in designing and implementing formal controls over segregation of duties.

While we believe these efforts are likely to remediate the material weaknesses identified, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses identified, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our securities, including the Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on its business.

We are currently not subject to Section 404 of the Sarbanes-Oxley Act. However, we are required to provide management’s attestation on internal controls commencing with our annual report for the year ending December 31, 2022 in accordance with applicable SEC guidance. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of OPAL Fuels historically as a privately-held company or by ArcLight prior to the closing of the Business Combination. Our management team may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements as a result of the Business Combination. If we are not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

Risks Related to the Company

Future sales and issuances of our Class A common stock could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to pursue our growth plan. To raise capital, we may sell shares of our Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell shares of our Class A common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our Class A common stock.

Future sales of a substantial number of shares of our Class A common stock, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock.

Sales of a substantial number of shares of our Class A common stock in the public market, including the resale of the shares of held by our stockholders, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock.

Approximately 155,237,646 of these shares of Class A common stock are currently subject to restrictions on transfer under a 180-day lock-up agreement entered into between us and the holders of those shares. These restrictions are due to expire on January 17, 2023, resulting in these shares becoming eligible for public sale on January 18, 2023. Sales of such shares may be made under the registration statement filed under the Securities Act, or in reliance upon an exemption from registration under the Securities Act. Pursuant to that certain Investor Rights Agreement, dated July 21, 2022, by and among OPAL Fuels Inc., each of the Sellers named therein, the Sponsor and the sponsor principals, those stockholders are entitled to have the registration statement under the Securities Act kept effective for a prolonged period of time such that registered resales of their shares of Class A common stock can be made.

Until such time that such registration statement is effective, the registration statement registering such securities will permit the resale of these shares. The resale, or expected or potential resale, of a substantial number of shares of our Class A common stock in the public market could adversely affect the market price for our Class A common stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Furthermore, we expect that, because a large number of shares were registered pursuant to such registration statement, the Selling Holders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Class A common stock held by our stockholders, could adversely affect the market price of our Class A common stock.

If certain holders of our Class A common stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Class A common stock and such holders still may receive significant proceeds.

As of the date of this report, the market price of our Class A common stock is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, ArcLight, the per-share price of the 11,080,600 shares of our Class A common stock sold to the PIPE Investors and also the per share value of the consideration issued to OPAL Fuels Common equityholders upon consummation of our Business Combination. However, certain of our shareholders who hold shares of our Class A common stock that were originally purchased by Arclight’s Sponsor in a private placement prior to Arclight’s initial public offering (the “Founder Shares”), may nonetheless be inclined to sell such Founder Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 7,779,076 Founder Shares were purchased at an effective price of $0.003 per share. Accordingly, holders of the Founder Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other shareholders. On November 11, 2022, the closing price of our Class A common stock was $8.90. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $69,233,776.

The Founder Shares are currently subject to restrictions on transfer under applicable lock-up agreements; however, these restrictions are due to expire on January 17, 2023, resulting in these shares becoming eligible for public sale on January 18, 2023, if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputations or business.

We may become subject to claims, litigation, disputes and other legal proceedings from time to time. We evaluate these claims, litigation, disputes and other legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to each management team at the time of its respective assessment and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Under the terms of ArcLight’s placement agent agreements with BofA Securities, Inc. (“BofA”), Credit Suisse Securities (USA) LLC (“CS”), Barclays Capital Inc. (“Barclays”) and Citigroup Global Markets Inc. (“Citi” and together with BofA, CS and Barclays, the “Advisors”) entered into in connection with the PIPE Investment, its financial advisory agreement with Citi entered into in connection with the Business Combination, and its Underwriting Agreement with Citi and Barclays entered in connection with ArcLight’s IPO, ArcLight agreed to indemnify and hold harmless each of the respective Advisors, their affiliates and each of their respective directors, officers, agents and employees from and against any losses and claims arising in any manner out of or in connection with the services provided to ArcLight thereunder. Under the terms of OPAL Fuels’s financial advisory agreements with BofA and CS, OPAL Fuels agreed to indemnify and hold harmless each of BofA and CS, their affiliates and each of their respective directors, officers, employees and agents from and against any losses and claims arising in any manner out of or in connection with the services provided to OPAL Fuels thereunder. Accordingly, if any claims, litigation, disputes or other legal proceedings are brought by third parties against any of the Advisors in relation to the services it provided to ArcLight or OPAL Fuels under any of these agreements, then we may be liable to pay for or reimburse such Advisor or Advisors for the losses and costs it incurs unless the losses and costs are finally judicially determined to have resulted from the gross negligence, bad faith or willful misconduct of such Advisor or Advisors or their respective directors, officers, employees and agents. Additionally, each of the agreements described above contains a contribution provision in the event that such indemnification is unavailable or otherwise prohibited by law, however, the contribution obligations of each Advisor are limited to the amount of compensation or fees actually paid to such party in respect of the engagement. As a result, the contribution obligations of Barclays and Citi under the Underwriting Agreement are limited to the initial underwriting commission paid at the time of ArcLight’s IPO and the Advisors otherwise have no further contribution liability under the other agreements (including the Underwriting Agreement) because they waived their rights to any fees or deferred underwriting commissions in connection with their resignations as described under Summary — Recent Developments. Therefore, as a result of the Advisors’ resignations, and in contrast to other transactions where the underwriters and financial advisors did not resign and waive rights to fees or deferred underwriting commissions, as the case may be, our potential financial liability with respect to an indemnified loss where such indemnification is otherwise unavailable to the indemnified party may be higher under the respective agreements than it would have been had such underwriters and financial advisors not resigned and waived their rights to any fees or deferred underwriting commissions.

Even when not merited or whether or not we ultimately prevail, the defense of these lawsuits may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us which could negatively impact any of our financial positions, cash flows or results of operations. Further, any liability or negligence claim against us in US courts may, if successful, result in damages being awarded that contain punitive elements and therefore may significantly exceed the loss or damage suffered by the successful claimant. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. A settlement or an unfavorable outcome in a legal dispute could have an adverse effect on our business, financial condition, results of operations, cash flows and/or prospects.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations has resulted in increased general and administrative expenses.

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

The Warrants may have an adverse effect on the market price of our Class A common stock.

As of the date of this report, we have 6,223,233 outstanding Public Warrants to purchase 6,223,233 shares of our Class A common stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of July 21, 2027 or redemption; and (ii) 9,223,261 outstanding Private Warrants to purchase 9,223,261 shares of our Class A common stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of July 21, 2027 or redemption. The exercise of a significant number of the Warrants in the future may have an adverse effect on the market price of our Class A common stock, in that it may increase the number of shares that are available for sale in the market.

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Class A common stock and the spread between the exercise price of the Warrant and the price of our Class A common stock at the time of exercise. For example, to the extent that the price of our Class A common stock exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the price of our Class A common stock is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. As of November 11, 2022, the closing price of our Class A common stock was $8.90 per share. There can be no assurance that all of our Warrants will be in the money prior to their expiration. Further, our Sponsor and its permitted transferees have the option to exercise the Private Warrants on a cashless basis.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our Class A common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of the common stock. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of ArcLight becoming a public company).

As an emerging growth company, we may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our Class A common stock less attractive as a result, which may result in a less active trading market for our Class A common stock and higher volatility in our stock price.

Our current majority stockholder has control over all stockholder decisions because it controls a substantial majority of our voting power through “high vote” voting stock. Such majority stockholder, and the persons controlling such majority stockholder, including Fortistar and Mr. Mark Comora, our Chairman of the board of directors, may have potential conflicts of interest in connection with existing or proposed business relationships and decisions impacting us and, even in situations where it does not have a conflict of interest, its interests in such matters may be different than the other stockholders.

The dual-class structure of our common stock has the effect of concentrating voting control with Mr. Mark Comora who, through his control of OPAL Holdco and Hillman, beneficially owns in the aggregate a substantial majority of the voting power of our capital stock on most issues of corporate governance. Mr. Mark Comora beneficially owns 145,279,637 shares of OPAL, comprising 85.7% of our outstanding common stock as of November 11, 2022. All of these shares (with the exception of 800,600 shares of Class A common stock purchased by Fortistar in the PIPE Investment) are Class D common stock, which have no economic rights but are entitled to five votes per share, giving Mr. Mark Comora control over 96.6% of our voting power. OPAL Holdco and Hillman are controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Mark Comora, including Fortistar and certain of its other affiliates. Mr. Mark Comora is the Chairman of our board of directors.

Accordingly, Mr. Mark Comora is able to control most matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. More specifically, Mr. Mark Comora has the ability to control our management and our major strategic investments and decisions as a result of his ability to control the election or, in some cases, the replacement of our directors. In the event of the death of Mr. Mark Comora, control of the shares of common stock controlled by Mr. Mark Comora will be transferred to the persons or entities that he has designated. In his position as the Chairman of our board, Mr. Mark Comora owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a beneficial owner of our common stock, even as a controlling stockholder Mr. Mark Comora is entitled to vote the shares he controls, in his own interests, which may not always be in the interests of our stockholders generally.

Future transfers by holders of Class C common stock and Class D common stock, which carry five votes per share, will generally result in those shares converting to Class A common stock and Class B common stock, respectively, which carry only one vote per share, unless in each case made to a Qualified Stockholder (as defined in the Second A&R LLC Agreement). The conversion of Class D common stock to Class B common stock and the conversion of Class C common stock to Class A common stock, as the case may be, means that no third party stockholders can leverage the high vote to offset the voting power held by the OPAL Holdco and Hillman.

In addition, Fortistar and certain of its affiliates (other than our subsidiaries), which are controlled by Mr. Mark Comora (who also controls OPAL Holdco and Hillman), manage numerous investment vehicles and separately managed accounts. Fortistar and these affiliates may compete with us for acquisition and other business opportunities, which may present conflicts of interest for these persons. If these entities or persons decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Fortistar and these affiliates may be suitable both for us and for current or future investment vehicles managed by Fortistar and these affiliates and may be directed to such investment vehicles rather than to us. Neither Fortistar nor members of our management team who are also members of the management of Fortistar or of any of these affiliates, including Mr. Mark Comora and Mr. Nadeem Nisar (who serves on our board), have any obligation to present us with any potential business opportunity of which they become aware, unless, (i) such opportunity is expressly offered to such person solely in his or her capacity as a one of our directors or officers, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and (iii) the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Fortistar and/or members of our management team, such as Mr. Mark Comora or Mr. Nisar in their capacities as management of Fortistar or in their other endeavors, may be required to present potential business opportunities to the related entities described above, current or future affiliates of Fortistar, or third parties, before they present such opportunities to us. The personal and financial interests of such persons described above may be in conflict with the interests of ours and influence their motivation in identifying and selecting our business opportunities, their support or lack thereof for pursuing such business opportunities and our operations.

The existence of a family relationship between Mr. Mark Comora, as our Chairman of our board, and Mr. Adam Comora, as our Co-Chief Executive Officer, may result in a conflict of interest on the part of such persons between what he, in his capacity as Chairman or Co-Chief Executive Officer, respectively, may believe is in our best interests and the interests of our stockholders in connection with a decision to be made by us through our board, standing committees thereof, and management and what he may believe is best for himself or his family members in connection with the same decision.

Mr. Mark Comora and Mr. Adam Comora are father and son. In his position as the Chairman of our board, Mr. Mark Comora owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of the stockholders. And in his position as our Co-Chief Executive Officer, Mr. Adam Comora owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of the stockholders. Nevertheless, the existence of this family relationship may result in a conflict of interest on the part of such persons between what he may believe is in our best interests and the best interests of our stockholders and what he may believe is best for himself or his family members in connection with a business opportunity or other matter to be decided by OPAL through its board, standing committees thereof, and management. Moreover, even if such family relationship does not create an actual conflict, the perception of a conflict in the press or the financial or business community generally could create negative publicity or other reaction with respect to the business opportunity or other matters to be decided by us through our board, standing committees thereof, and management, which could adversely affect the business generated by us and our relationships with its existing customers and other counterparties, impact the behavior of third party participants or other persons in the proposed business opportunity or other matter to be decided, otherwise negatively impact our business prospects related to such matter, or negatively impact the trading market for our securities.

Our only material assets are our direct interests in OPAL Fuels, and we are accordingly dependent upon distributions from OPAL Fuels to pay dividends and taxes and other expenses.

We are a holding company and have no material assets other than our ownership of Class A Units in OPAL Fuels. We therefore have no independent means of generating revenue. We intend to cause our subsidiaries (including OPAL Fuels) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, declared by us. The agreements governing our debt facilities impose, and agreements governing our future debt facilities are expected to impose, certain restrictions on distributions by such subsidiaries to us, and may limit our ability to pay cash dividends. The terms of any credit agreements or other borrowing arrangements that we may enter into in the future may impose similar restrictions. To the extent that we needs funds, and any of our direct or indirect subsidiaries is restricted from making such distributions under these debt agreements or applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

If we are deemed an “investment company” under the Investment Company Act as a result of our ownership of OPAL Fuels, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on its business.
A person may be deemed to be an “investment company” for purposes of the Investment Company Act if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. We have no material assets other than our interests in OPAL Fuels. As managing member of OPAL Fuels, we generally have control over all of the affairs and decision making of OPAL Fuels. On the basis of our control over OPAL Fuels, we believe our direct interest in OPAL Fuels is not an “investment security” within the meaning of the Investment Company Act. If we were to cease participation in the management of OPAL Fuels, however, our interest in OPAL Fuels could be deemed an “investment security,” which could result in our being required to register as an investment company under the Investment Company Act and becoming subject to the registration and other requirements of the Investment Company Act.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen which would require us to register as an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on its capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, OPAL Fuels, members of their respective management teams and related entities or any combination thereof and materially adversely affect our business, financial condition and results of operations.

We are a controlled company, and thus not subject to all of the corporate governance rules of Nasdaq. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are considered a “controlled company” under the rules of Nasdaq. Controlled companies are exempt from the Nasdaq corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the Nasdaq requirements and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of Nasdaq. We expect to take advantage of some or all of the exemptions described above for so long as we are a controlled company. If we use some or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

The dual-class structure of our common stock may adversely affect the trading market for the shares of Class A common stock.

We cannot predict whether our dual class structure, which affords the shares of Class A common stock and Class B common stock one vote per share while affording the shares of Class C common stock and Class D common stock with five votes per share, combined with our concentrated voting control by OPAL Holdco due to its ownership of shares of Class D common stock, will result in a lower or more volatile market price of the shares of Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under any such announced policies or future policies, our dual class capital structure could make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations as compared to similar companies that are included. As a result, the market price of shares of Class A common stock could be adversely affected.

We may be required to repurchase up to 1,659,658 shares of our Class A common stock from an investor with whom we entered into a forward purchase agreement in connection with the Business Combination closing, which would reduce the amount of cash available to us to fund our growth plan.

In connection with the closing of the Business Combination, Arclight entered into the Forward Purchase Agreement with Meteora, pursuant to which Meteora purchased 2,000,000 Class A ordinary shares of ArcLight from shareholders that had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to Meteora at the redemption price, resulting in Meteora holding a total of 2,000,000 Class A ordinary shares, which Meteora agreed not to redeem in connection with the Business Combination. We have agreed that on the six-month anniversary of the closing of the Business Combination, to the extent Meteora still holds such shares, Meteora may elect to cause us to purchase such shares at a per share price of $10.02 per share. Subsequent to the closing, Meteora informed the Company that it has entered into sale transactions with respect to 340,342 shares of Class A common stock. As a result, approximately $3,410,227 was released from escrow to the Company. If Meteora holds some or all of the 1,659,658 remaining shares on that date, and the per share trading price of our Class A common shares is less than $10.02 per share, we would expect that Meteora will exercise this repurchase right with respect to such shares. We have placed $16,629,773 remaining in escrow to secure our purchase obligations to Meteora under the Forward Purchase Agreement. If we are required to repurchase these shares, it would reduce the amount of cash available to fund our growth plan.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our shares of Class A common stock and the Public Warrants are listed on Nasdaq under the symbols “OPAL” and “OPALW,” respectively. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences. If we are required to repurchase any shares of our Class A common stock from Meteora pursuant to the Forward Purchase Agreement, it may cause us to fail to satisfy the Nasdaq’s minimum standard requirements, including its requirement that we have a minimum of 1,000,000 unrestricted publicly held shares. The consequences of failing to meet the listing requirements include:
• limited availability of market quotations for our securities;
• a determination that the Class A common stock is a “penny stock” which will require brokers trading in the Class A common stock to adhere to more stringent rules;
• possible reduction in the level of trading activity in the secondary trading market for shares of the Class A common stock;
• a limited amount of analyst coverage; and
• a decreased ability to issue additional securities or obtain additional financing in the future.

Because there are no current plans to pay cash dividends on shares of common stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board, who may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our its stockholders or by our subsidiaries to us and such other factors our board may deem relevant. In addition, our ability to pay dividends is limited by covenants of any indebtedness we incur. As a result, you may not receive any return on an investment in the shares of Class A common stock unless you sell your shares of Class A common stock for a price greater than that which you paid for it.

Anti-takeover provisions are contained in the Organizational Documents that could delay or prevent a change of control.

Certain provisions of the Organizational Documents may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder of ours might consider is in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock.

These provisions, among other things:
• authorize our board to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to the existing shares of common stock;
• eliminate the ability of stockholders to call special meetings of stockholders;
• eliminate the ability of stockholders to fill vacancies on our board;
• establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
• permit our board to establish the number of directors;
• provide that our board is expressly authorized to make, alter or repeal the Bylaws; and
• limit the jurisdictions in which certain stockholder litigation may be brought.

These anti-takeover provisions, together with the control of the voting power of by OPAL Holdco, could make it more difficult for a third-party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Securities — Anti-Takeover Effects of Provisions of Delaware Law and the Organizational Documents.”
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. The parties to the Tax Receivable Agreement will not reimburse us for any payments previously made if such tax basis is, or other tax benefits are, subsequently disallowed, except that any excess payments made to a party under the Tax Receivable Agreement will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after the determination of such excess.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, any plan of liquidation and other forms of business combinations or changes of control) or the Tax Receivable Agreement terminates early (at our election or as a result of a breach, including a breach for our failing to make timely payments under the Tax Receivable Agreement for more than three months, except in the case of certain liquidity exceptions), we could be required to make a substantial, immediate lump-sum payment based on the present value of hypothetical future payments that could be required under the Tax Receivable Agreement. The calculation of the hypothetical future payments would be made using certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) the sufficiency of taxable income to fully utilize the tax benefits, (ii) any OPAL Fuels Common Units (other than those held by us) outstanding on the termination date are exchanged on the termination date and (iii) the utilization of certain loss carryovers over a certain time period. Our ability to generate net taxable income is subject to substantial uncertainty. Accordingly, as a result of the assumptions, the required lump-sum payment may be significantly in advance of, and could materially exceed, the realized future tax benefits to which the payment relates.

As a result of either an early termination or a change of control, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash savings. Consequently, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, assuming no material changes in the relevant tax law, we expect that if we experienced a change of control the estimated Tax Receivable Agreement lump-sum payment would range from approximately $316.0 million to approximately $356.0 million depending on OPAL Fuels’s rate of recovery of the tax basis increases associated with the deemed exchange of the OPAL Fuels Common Units (other than those held by us). This estimated Tax Receivable Agreement lump-sum payment is calculated using a discount rate equal to 3.58%, applied against an undiscounted liability of approximately $433.0 million. If the Tax Receivable Agreement Participants were to exchange all of their OPAL Fuels Common Units, OPAL would recognize a deferred tax asset of approximately $508.0 million and a related liability for payments under the Tax Receivable Agreement of approximately $432.0 million, assuming (i) that the Tax Receivable Agreement Participants redeemed or exchanged all of their OPAL Fuels Common Units on the Closing Date; (ii) a price of $10.00 per share; (iii) a constant combined effective income tax rate of 26.47%; (iv) OPAL will have sufficient taxable income in each year to realize the tax benefits that are subject to the Tax Receivable Agreement; and (v) no material changes in tax law. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of the shares of Class A common stock at the time of the exchange, and the tax rates then in effect. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

It is more likely than not that the deferred tax assets will not be realized in accordance with ASC Topic 740, ‘Income Taxes’. As such, ArcLight has reduced the full carrying amount of the deferred tax assets with a valuation allowance under both scenarios. Management will continue to monitor and consider the available evidence from quarter to quarter, and year to year, to determine if more or less valuation allowance is required at that time.

Finally, because we are a holding company with no operations of its own, its ability to make payments under the Tax Receivable Agreement depends on the ability of OPAL Fuels to make distributions to it. To the extent that OPAL is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact OPAL’s results of operations and could also affect its liquidity in periods in which such payments are made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
2.1†*
Business Combination Agreement, dated as of December 2, 2021, by and among ArcLight, OPAL Fuels and OPAL Holdco (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2021).

3.1*	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2*	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022)
4.1*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-252730) filed by the Registrant on March 8, 2021).
4.2*
Warrant Agreement between Continental Stock Transfer & Trust Company and ArcLight Clean Transition Corp. II, dated March 22, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 26, 2021).

10.1*	Form of OPAL Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-262583), filed on May 6, 2022).
10.2*	2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
10.3*
Letter Agreement, dated as of March 25, 2021, by and among ArcLight CTC Holdings II, L.P., ArcLight Clean Transition Corp. II and certain other parties thereto (incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Registrant on March 26, 2021).

10.4*
Sponsor Letter Agreement, dated as of December 2, 2021, by and among OPAL Fuels LLC, ArcLight Clean Transition Corp. II and certain other parties thereto (incorporated by reference to incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Registrant on December 3, 2021)

10.5*	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2021).
10.6*	Form of Amendment No. 1 to the Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022).
10.7*
Tax Receivable Agreement, dated July 21, 2022, by and among OPAL Fuels Inc. and the persons named therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on July 27, 2022).

10.8*
Investor Rights Agreement, dated July 21, 2022, by and among OPAL Fuels Inc., ArcLight CTC Holdings II, L.P., and the other persons named therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on July 27, 2022).

10.9*	Second A&R LLC Agreement of OPAL Fuels, including any Certificates of Designations (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
10.10*
Delayed Draw Term Loan and Guaranty Agreement, dated October 22, 2021, by and among OPAL Fuels Intermediate Holdco LLC, the Guarantors named on the signature pages thereto, and the Lenders (as defined therein), and Bank of America, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-262583), filed on March 25, 2022).

10.11*
Amendment No. 1 to Delayed Draw Term Loan and Guaranty Agreement and Waiver, dated February 1, 2022 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-262583), filed on March 25, 2022).

10.12#*
Environmental Attributes Purchase and Sale Agreement, dated November 29, 2021, by and between, on the one hand, NextEra Energy Marketing, LLC and, on the other hand, TruStar Energy LLC and OPAL Fuels LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-262583), filed on March 25, 2022).

10.13#*
Administrative Services Agreement, dated December 31, 2021, by and between OPAL Fuels and Fortistar Services 2 LLC (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (File No. 333-262583), filed on March 25, 2022).

10.14#*
Indemnification and Hold Harmless Agreement, dated December 31, 2020, by and between OPAL Fuels LLC and Fortistar LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-262583), filed on March 25, 2022).

10.15#*
Flue Gas Offtake and Preferred Partner Agreement, dated November 29, 2021, by and between CarbonFree Chemicals Holdings, LLC and OPAL Fuels LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-262583), filed on March 25, 2022).

10.16*
Amendment No. 3 to Delayed Draw Term Loan and Guaranty Agreement, dated September 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 3, 2022).

10.17*	Form of Stock Award Agreement dated September 15, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 19, 2022).
10.18*
Forward Purchase Agreement, dated July 18, 2022, among ArcLight Clean Transition Corp. II, Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 18, 2022).

10.19*
Credit Agreement, dated August 4, 2022, made by and among OPAL Intermediate Holdco 2 as Borrower, the guarantors, the lenders thereto, Bank of Montreal as the administration agent, Wilmington Trust as collateral agent and Bank of Montreal, Investec Inc. and Comerica Bank as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 8, 2022).

10.20*	Promissory Note, dated as of May 16, 2022, by and between Arclight and Sponsor (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company on August 10, 2022).
31.1**
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from OPAL Fuels Inc.'s Quarterly Report on Form 10Q for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets ( unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Stockholders' Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited)
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Previously filed.
**	Filed herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2022

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Ann Anthony
Name:	Ann Anthony
Title:	Chief Financial Officer