Form 10-K
period 2022-12-31
OPAL Fuels Inc.
filed 2023-03-29
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

(Registrant's telephone number, including area code): (914) 705-4000

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $158,981,279 based on the closing price of the registrant's Class A ordinary shares on The Nasdaq Capital Market on that date.

As of March 27, 2023, a total of 27,644,699 shares of Class A common stock, par value $0.0001 per share, and 144,399,037 shares of Class D common stock, par value $0.0001 per share were issued and outstanding.

2

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “OPAL Fuels,” “OPAL,” the “Company” and similar terms all refer to OPAL Fuels Inc.. and its subsidiaries, unless otherwise stated or the context otherwise requires.

A glossary of terms (the “Glossary”) that should be used as a reference when reading this Annual Report can be found immediately prior to Item 1A.

Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise stated.

3

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
●     Our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;

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
●    our ability to issue equity or equity-linked securities or obtain or amend debt financing;
●    the demand for renewable energy not being sustained;
●    impacts of climate change, changing weather patterns and conditions and natural disasters;
●    the effect of legal, tax and regulatory changes; and
●    other factors detailed under the section entitled “Risk Factors.”
The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1

ITEM 1. BUSINESS

OPAL Fuels Inc. (including its subsidiaries, the "Company", “OPAL,” “we,” “us” or “our”) is a renewable energy company specializing in the capture and conversion of biogas for the production of RNG for use as a vehicle fuel for heavy and medium-duty trucking fleets, generation of Renewable Power for sale to utilities, generation and sale of Environmental Attributes associated with RNG and Renewable Power, and sales of RNG as pipeline quality natural gas. We are an established biogas-to-energy producer in the United States, having participated in the landfill gas to energy industry for over 20 years. We have established our operating portfolio through self-development, partnerships, and acquisitions.

Biogas is generated by microbes as they break down organic matter in the absence of oxygen, and comprised of non-fossil waste gas, with high concentrations of methane, which is the primary component of RNG and the source for combustion utilized by Renewable Power plants to generate Renewable Power. Biogas can not only be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and injected into existing natural gas pipelines as it is fully interchangeable with fossil natural gas, but partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. Our principal sources of biogas are landfill gas, which is produced by the decomposition of organic waste at landfills and dairy manure, which is processed through anaerobic digesters to produce the biogas.

We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. We have participated in the alternative vehicle fuels industry for approximately 12 years and have established an expanding network of Fueling Stations for dispensing RNG. In addition, we have recently begun implementing design, development, and construction services for hydrogen fueling stations, and we are pursuing opportunities to diversify its sources of biogas to other waste streams.

Business combination
    On December 2, 2021, the Company (formerly known as ArcLight Clean Transition Corp. II, "Arclight"), OPAL HoldCo LLC ("OPAL Holdco") and OPAL Fuels LLC, a Delaware limited liability company ("OPAL Fuels" or "Opco"), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). On July 21, 2022, we closed the Business Combination Agreement and consummated the transactions contemplated thereby (the “Business Combination”).

Pursuant to the Business Combination Agreement, on July 21, 2022, (the "Closing Date"), Arclight changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the "Domestication"). Following the Domestication, on July 21, 2022, Arclight changed its name to "OPAL Fuels Inc." and each outstanding ArcLight Class B ordinary share converted into one ArcLight Class A ordinary share, each outstanding ArcLight Class A ordinary share became one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and each outstanding warrant to purchase one ArcLight Class A ordinary share became a warrant to purchase one share of the Company's Class A common stock at an exercise price of $11.50 per share. Following the consummation of the Business Combination on July 21, 2022, the Company was organized in an “Up-C” structure. The Company is the managing member of OPAL Fuels. OPAL Fuels directly or indirectly holds substantially all of the consolidated assets and business of the Company. Please see Note 3. Business Combination, to the consolidated financial statements for additional information.

Recent Developments

Warrant exchange

On November 18, 2022, the Company announced the commencement of an exchange offer (the “Offer”) and consent solicitation relating to its outstanding (i) public warrants to purchase shares of Class A common stock of the Company, par value $0.0001 per share which warrants trade on The Nasdaq Capital Market under the symbol “OPALW”(the “Public Warrants”), and (ii) private placement warrants to purchase shares of Class A common stock (the “Private Placement Warrants”) and together with the public warrants, the (“Warrants”). The Company offered all holders of the Warrants the opportunity to receive 0.250 shares of Class A common stock in exchange for each outstanding Warrant tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the Warrants to amend the warrant agreement that governs all of the warrants (the “Warrant Agreement”) to permit the Company to require that each warrant that is outstanding upon the closing of the Offer be exchanged for 0.225 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (the “Warrant Amendment”).

On December 22, 2022, the Company completed the exchange offer and issued 3,309,296 shares of Class A common stock in exchange for the warrants tendered in the Offer. Pursuant to the Warrant Amendment dated December 21, 2022, the Company exercised its right to exchange the Warrants remaining outstanding at the closing of the Offer for 0.225 shares of Class A common stock per Warrant (the “Post-Offer Exchange”) and issued 497,080 shares of Class A common stock on December 23, 2022. Following the completion of the Offer and the Post-Offer Exchange the Public Warrants were suspended from trading on the Nasdaq and delisted. There are no longer any Warrants outstanding.

UPS Agreement

On December 15, 2022, the Company entered into a long-term agreement with UPS (the "UPS Agreement") pursuant to which the Company will provide operations and maintenance services to 51 UPS renewable natural gas dispensing stations across the United States. Under the terms of the agreement, the Company will receive an amount based on an agreed price per gas gallon equivalent dispensed at each station.

Senior Secured Credit Facility

On December 19, 2022, Fortistar Methane 3 LLC (“FM3”), an indirect subsidiary of the Company, and the borrower under the senior secured credit facility (the "Senior Secured Credit Facility"), dated as of September 21, 2015, provided by a lender group led by MUFG Union Bank Ltd, as administrative agent, and guaranteed by certain direct subsidiaries of FM3, and Opal Fuels, a direct subsidiary of the Company, and the other parties to the Senior Secured Credit Facility entered into an Omnibus and Consent Agreement (the “FM3 Amendment”). The FM3 Amendment amended the Senior Secured Credit Facility, among other things, to (a) extend the maturity date of the obligations thereunder from December 20, 2022 to March 20, 2023, (b) permit Opal Fuels to purchase the rights and obligations of certain exiting lenders at par, (c) prepay a portion of the outstanding loans made by the remaining lenders and (d) permit the release of certain project company subsidiaries of FM3 from the collateral securing the obligations under the Senior Secured Credit Facility. As of December 31, 2022, Opal Fuels holds approximately $45.0 million of the outstanding loans under the FM3 Credit Agreement as an affiliate lender. On March 20, 2023, the Company repaid in full the remaining outstanding balance under this loan facility. Please see Note.19 Subsequent Events for additional information.
OPAL Term Loan II

On August 4, 2022, OPAL Fuels Intermediate Holdco 2 LLC ("OPAL Intermediate Holdco 2"), an indirect wholly-owned subsidiary of the Company, entered into a new senior secured credit facility (the "OPAL Term Loan II") with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. OPAL Term Loan II provides for an approximately two year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100.0 million and debt service reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5.0 million. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors and the proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2.2 million as financing fees to the lenders and incurred $1.4 million of expenses.

Our Strategy

We aim to maintain and grow our position as a leading producer and dispenser of RNG in the United States and maintain and increase our position as a leading provider of RNG to the heavy and medium-duty commercial vehicle market in the U.S. We support these objectives through a multi-pronged strategy of:

•Promoting the reduction of methane and GHG emissions and expanding the use of renewable fuels to displace fossil-based fuels: We share the renewable fuel industry’s commitment to providing sustainable renewable energy solutions and offering products with high economic and ecological value. By simultaneously replacing fossil-based fuels and reducing overall methane emissions, our projects have a positive environmental impact. We are committed to the sustainable development, deployment, and utilization of RNG to reduce the country’s dependence on fossil fuels. We strive to optimize the economics of capturing biogas from our host landfills and dairy farms for conversion to RNG by balancing the capital and operating costs with the current and future quality and quantity of biogas.

•Expanding our industry position as a full-service partner for development opportunities, including through strategic transactions: Throughout our over 20 years of biogas conversion experience, we have developed the full range of biogas conversion project related capabilities from landfill gas collection system expertise, to engineering, construction, management and operations, through EHS oversight and Environmental Attributes management. Our full suite of capabilities allows us to serve as a multi-project partner, including through strategic transactions.

•Expanding our capabilities to new feedstock sources and technologies: We believe we will be able to enter new markets for our products, such as providing fuel for the production of renewable energy sources. With our experience and industry expertise, we believe we are well-positioned to take advantage of opportunities to meet the clean energy needs of other industries looking to use renewable energy in their operations. We are actively reviewing opportunities beyond our core LFG and dairy RNG business. Specifically, we intend to diversify our project portfolio beyond landfill biogas through the expansion into additional methane producing assets.

•Empowering our customers to achieve their sustainability and carbon reduction objectives: We are well positioned to empower our customers to achieve their sustainability and carbon reduction goals, including significantly reducing GHG emissions from their commercial transportation activities, at a cost to customers that is competitive to other fuels like diesel. We also assist our customers in their transition to cleaner transportation fuels by helping them obtain federal, state and local tax credits, grants and incentives, vehicle financing, and facilitating customer selection of vehicle specifications to meet their needs.

Vertical Integration of Business

The combination of Biogas Conversion Projects and Fueling Stations, together with the dispensing, generation, and monetization of the associated Environmental Attributes, differentiates us from our principal competitors. This vertical integration allows for a direct pathway to qualify biogas for Environmental Attributes and offers an attractive network of Fueling Stations to heavy and medium-duty trucking fleets running on natural gas.

Our involvement across the RNG value chain, from production to dispensing of RNG, gives us the opportunity to avoid value leakage that competitors may incur by having to rely upon third-parties for either RNG supply or dispensing. The additional value captured benefits us by allowing us to offer better terms to our increasing number of transportation customers. The increasing adoption of RNG as a fuel for transportation use amongst our customers subsequently gives us more opportunities to secure additional gas rights for Biogas Conversion Projects.

Our vertical integration also attracts low carbon intensity ("CI") project developers that need partners to market and dispense their fuel to obtain LCFS credits and provide the required economic returns on their projects. As a result, we gain opportunities to source new Biogas Conversion Projects as well as secure RNG marketing agreements from these developers. In addition, fleet owners are attracted to our biogas conversion and dispensing resources which results in the growth of dispensing, station construction and service businesses.

Management and Project Expertise

Our management team has decades of combined experience in the design, development, construction, maintenance, and operation of Biogas Conversion Projects and Fueling Stations that dispense RNG, as well as the monetization of the associated Environmental Attributes. We believe our team’s proven track record and focus give us a strategic advantage in continuing to grow our business. Our diverse experience and integration of key technical, environmental, and administrative support functions underpin our ability to design and operate projects and execute its day-to-day activities.

Our experience and existing project portfolio have provided access to a wide spectrum of available biogas-to-RNG and biogas-to-Renewable Power conversion technologies. We are technology agnostic and base project design on the available technologies (and related equipment) most suitable for the specific application, including membranes, media, and solvent-based gas cleanup technologies. We are actively engaged in the management of each project site and regularly serve in engineering, construction management, and commissioning roles. This allows us to develop a comprehensive understanding of the operational performance of each technology and how to optimize application of the technology to specific projects, including through enhancements and improvements of operating or abandoned projects. At LFG-to-RNG projects, technologies deployed at each project are relatively consistent and mature and management has extensive experience with such technologies. At livestock waste-to-RNG projects, digester technologies may be different from site to site but upgrading technology is generally consistent from site to site and they have both been widely used in the past several decades. Additionally, we also work with key vendors on initiatives to develop and test upgrades to existing technologies.

We also have a network of experienced and creditworthy EPC contractors to perform design, development, procurement and construction services under supervision by us. Typically, our contracts for EPC services contain fixed price, date certain provisions and liquidated damages provisions, which greatly reduce the risks typically associated with construction projects. We also work with key vendors on initiatives to develop and test upgrades to existing technologies.

Access to Development Opportunities

We have many relationships throughout the industry supply chain from technology and equipment providers to feedstock owners to RNG off-takers. We believe the strong reputation we have attained in combination with its understanding of the various and complex requirements for generating and monetizing Environmental Attributes gives us a competitive advantage relative to new market entrants. We further benefit from our vertical integration by offering dispensing and monetization services to third-party developers, which can lead to project acquisition or partnership opportunities for us.

We leverage our relationships built over the past several decades to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with landfill owners and dairy developers who value our long operating history and strong reputation in the biogas conversion industry. This includes new projects or referrals from existing partners. We actively seek to extend the term of our contracts at project sites and views our positive relationships with the owners and managers of its host landfills and dairy farms as a contributing factor to our ability to extend contract terms as they come due.

Large and Diverse Project Portfolio

We believe we have one of the largest and most technologically optimized Biogas Conversion Project portfolios in the RNG industry. Our ability to solve unique project development challenges and integrate such solutions across our entire project portfolio has supported the long-term successful partnerships we have with its Biogas Conversion Project hosts. Because we are able to meet the varying needs of its host partners, we have a strong reputation and are actively sought out for new project and acquisition opportunities. Additionally, our size and financial discipline generally affords the ability to achieve priority service and pricing from contractors, service providers, and equipment suppliers.

EHS and Compliance

Our executive team places the highest priority on the health and safety of our staff and third parties at our project sites, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of its host landfills, which reflects favorably on us with potential hosts when choosing a counterparty. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performance of regular EHS audits and the use of technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure our commitment to high EHS standards is shared by our subcontractors which provides further assurances to our host landfills.

Nature of Business

Capture and Conversion Business

We typically secure our Biogas Conversion Projects through a combination of long-term gas rights, manure supply agreements, and property lease agreements with biogas site hosts. Our Biogas Conversion Projects provide our landfill and dairy farm partners with a variety of benefits, including (i) a means to monetize biogas from their sites, (ii)

regulatory compliance for landfills, (iii) a source of environmentally beneficial waste management practices for dairy farms and (iv) a valuable revenue stream. Once we have negotiated gas rights or manure supply agreements, we then design, develop, build, own and operate facilities that convert the biogas into RNG or uses the processed biogas to produce Renewable Power. We sell the RNG produced by the Biogas Conversion Projects through RNG marketing and dispensing agreements and generate associated Environmental Attributes. These Environmental Attributes are then sold to obligated parties as defined under the RFS promulgated by the U.S. federal government and Low Carbon Fuel Standard Programs established by several states. We also sell Renewable Power to public utilities through long-term power purchase agreements.

We believe there are other sources of biogas in the United States, and internationally, that could be utilized for potential future Biogas Conversion Project opportunities. We expect to continue our growth by taking advantage of these opportunities while also continuing to capitalize on additional vertical integration opportunities. Our evaluation and execution of project opportunities will benefit from our ability to leverage our industry experience, relationships with customers and vendors, knowledge about transmission and distribution utility interconnections, and capabilities to design, develop, construct, operate, maintain and service Biogas Conversion Projects and Fueling Stations. We exercise financial discipline in pursuing these projects by targeting project returns that are in line with the relative risk of the specific projects.

Our current Biogas Conversion Projects generate RNG from landfill sites and dairy farms. We view the acquisition of new landfill gas, dairy farm, and other biogas waste projects as significant opportunities for us to expand our RNG business, complementing the ongoing conversion of certain of our existing Renewable Power plants to RNG production facilities. We believe our business is scalable, which is expected to continue to support growth through development and acquisitions.

We differentiate ourself from our competitors based on our vertically integrated business model and long history of working with leading vendors, technologies and utilities. Our competitive advantage is further strengthened by our expertise in designing, developing, constructing and operating Biogas Conversion Projects and Fueling Stations.

Dispensing and Monetization Business

We are a leading provider of RNG marketing and dispensing in the alternative vehicle fuels market for heavy and medium-duty trucking fleets throughout the United States. In this sector, we focus on dispensing RNG through Fueling Stations that serve fleets that use natural gas instead of diesel fuel. These Fueling Stations and dispensing services are key for our business because Environmental Attributes are generated through dispensing RNG at these stations for use as vehicle fuel for transportation, and, once generated, the Environmental Attributes can then be monetized. During 2022, we dispensed 29.3 million gasoline gallon equivalent ("GGEs") of RNG to the transportation market, generating corresponding Environmental Attributes, utilizing our current network of 242 Fueling Stations in 40 states in the United States, including more than 35 stations in California.

Hydrogen Fuel

In the coming years, we believe we will be able to provide hydrogen fuel to vehicle fleets by constructing and servicing hydrogen fueling stations as well as providing RNG for hydrogen production. As fleet operators deploy more hydrogen powered vehicles, we anticipate constructing and servicing stations that use hydrogen derived from RNG to deliver low carbon hydrogen fuel to customers. We are currently in the design, engineering phase and construction of the first several of these hydrogen fueling stations.

How We Generate Revenue

Overview. Our revenues are driven principally from the sale of Environmental Attributes that are generated from dispensing RNG as transportation fuel for heavy and medium-duty trucking fleets at Fueling Stations. In addition, we generate revenue from the sale of (i) Renewable Power, (ii) design, development, construction and service of Fueling Stations, and (iii) from sales of RNG produced by OPAL as pipeline quality natural gas.

Environmental Attributes. Currently, our Environmental Attributes revenue stream is primarily comprised of RINs, LCFS credits, and renewable energy credits ("RECs"). If RNG is dispensed into vehicles as transportation fuel, RINs will be generated under the RFS program. In certain states, there are LCFS programs, which allow a credit to be generated based on a fuel’s carbon intensity score. If RNG is used to produce hydrogen which is consumed in the transportation market in a state where an LCFS program is available, a LCFS credit may be generated as well. Lastly, LFG-to-Renewable Power projects can create Environmental Attributes, in the form of a REC, in certain states and can be bundled with electricity off-take or monetized separately. See "Biogas RNG Market Opportunity".

Power Purchase Agreements. Our Renewable Power projects generally have associated long-term Power Purchase Agreements (“PPAs”) with creditworthy utility off-takers or municipalities. Nearly all of our Renewable Power off-takers have investment grade credit ratings with either S&P or Moody’s. As discussed above, we also generate RECs from Renewable Power projects through the conversion of biogas to Renewable Power.

Fueling Station Construction and Services. We have significant experience in the engineering, design, construction and operation of Fueling Stations that dispense RNG. Since 2009, TruStar Energy Holdings LLC ("OPAL Fuel Station Services"), one of our subsidiaries, together with its predecessors, has served as the general contractor or supervised qualified third-party contractors and completed over 350 Fueling Station projects. We use a combination of custom designed and off-the-shelf equipment to build these stations. We also perform in-house manufacturing and modularized portable CNG compressor packages for smaller dispensing stations, utilizing its patented technology that allows faster and easier station installations. These portable packages can include defueling panels that allow smaller fleet owners to avoid expensive maintenance shop upgrades. In addition, we also generate revenues by providing O&M services for customer stations; and by helping our customers obtain federal, state and local tax credits, grants and incentives.

Biogas Conversion Projects

Typically, a Biogas Conversion Project includes two phases: (i) biogas collection and (ii) processing and purifying biogas.

At landfills, biogas collection systems can be configured as vertical wells and horizontal collectors. The most common method is drilling vertical wells into the waste mass and connecting the wellheads to lateral piping that transports the gas to a collection header using a blower or vacuum induction system. Collection system operators “tune” or adjust the wellfield to maximize the volume and quality of biogas collected while maintaining environmental compliance. The existing compliance structure for landfills in the United States benefits us since the EPA requires larger landfills to have collection systems in place to collect and destroy biogas emissions. We turn this compliance cost into a revenue stream for the landfill and are able to leverage existing collection infrastructure in biogas plant design.

A basic biogas processing plant includes: (i) a moisture removal system, (ii) blowers to provide a vacuum to “pull” the gas and pressure to convey the gas and (iii) a flare for destroying unutilized gas. System operators monitor parameters to maximize system efficiency. Using biogas in a Renewable Power facility usually requires some treatment of the landfill gas to remove excess moisture, particulates, and other impurities. The type and extent of treatment depends on site-specific biogas characteristics and the type of Renewable Power facility. This partially cleaned biogas can be burned on-site to generate Renewable Power which can be immediately used or deployed into the grid. To further upgrade the gas to pipeline quality RNG, the partially treated biogas then goes through separation of the CO2 from the methane molecules. Further treatment of the biogas is often required to remove residual nitrogen and/or oxygen to meet pipeline specifications.

For dairy waste-to-RNG projects, manure is collected and then scraped or flushed into a reception pit or lagoon, and may be fed into a digester. The biogas equipment then anaerobically digests the manure and produces biogas. There are three different types of anaerobic digesters: (i) covered lagoons (existing lagoons that use large cover to capture methane); (ii) complete mix (large tanks that heat and mix manure), and (iii) plug-flow (long rectangular tanks; unmixed). The biogas is then upgraded to meet pipeline quality specifications.

If a biogas capture and conversion project is not within close proximity to a pipeline, the RNG is transported by road using tube trailers to a gas injection point. This is referred to as a virtual pipeline.

Biogas RNG Market Opportunity

Biogas can be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and injected into existing natural gas pipelines as it is fully interchangeable with fossil natural gas. Partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. OPAL’s current primary sources of biogas are landfills and dairy farms.

Landfill- and livestock-sourced biogas serve as the base to produce RNG, while also reducing GHG emissions. While landfill projects for RNG and Renewable Power have been developed over the past few decades, undeveloped landfills remain a significant source of biogas. Moreover, as technology continues to develop and economic incentives grow, we believe additional sources of biogas will become available for RNG production.

Overview of Landfill Gas Sources

LFG, or landfill gas, is created through the naturally occurring anaerobic decomposition of organic matter. Large landfills have been required by the EPA to capture municipal solid waste landfill emissions for decades due to various regulatory requirements aimed at reducing GHG emissions. The amount of LFG produced from a landfill generally increases as more waste is added to the site. Once a permitted landfill site is completely filled, the landfill will place a cap over the waste. Gas production then follows a generally predictable and modest decline over the next 30 or more years. As a result, LFG has a predictable long-term production profile which, when coupled with the expectation of continued landfill waste growth in the United States for the next 30 years, creates predictable long-term LFG feedstock.

To capitalize on this feedstock opportunity, and to help landfill owners meet growing regulatory requirements for curbing GHG emissions, we enter into long-term gas rights and site lease agreements with landfill owners. The agreement terms are typically at least 20 years. In most cases, the agreements contain renewal provisions. With respect to all of our existing or proposed LFG-to-RNG Biogas Conversion Projects currently in operation or under construction (a total of 12 projects), all but one relates to landfills that are currently open and accepting more waste, which we believe provides a high degree of visibility into the long-term volumes of RNG capable of being generated as each of these projects.

Using proven gas purification technology, biogas can be processed onsite to remove impurities, and used at around 50% methane to generate Renewable Power. Biogas can be further processed and upgraded to remove CO2 as well as remaining contaminants to increase the methane content and reach pipeline quality specifications, creating RNG. The resulting RNG can be used for all purposes suitable for traditional fossil fuel-based natural gas such as vehicle fuel (e.g., for consumer, industrial and transportation uses, or further converted to renewable hydrogen). RNG can be transported using existing natural gas pipeline infrastructure or through tube trailers. This is an important factor that enables OPAL to design, develop and operate RNG projects to generate value from production of RNG and the associated Environmental Attributes (i.e., RINs and LCFS credits) throughout the United States.

Overview of Livestock Sources

Livestock are the top agricultural source of GHG worldwide, according to the EPA. Livestock waste, particularly from dairies, produces biomethane which can be converted to RNG. After being converted to RNG, it can be sold as RNG for consumer, industrial and transportation uses, or further converted to renewable hydrogen. When RNG is produced from livestock waste and used as a vehicle fuel, it effectively reduces emissions from the transportation fleets and also from the livestock facilities that otherwise do not have to collect such methane and is often considered carbon negative. Additionally, revenues generated from dispensing RNG produced from livestock farms can be significantly higher than dispensing revenue from RNG produced from landfills due to state-level low-carbon fuel incentives for these projects.

We view dairy farms as a significant opportunity for us to expand our RNG business. Processing biogas from dairy farms requires similar expertise and capabilities as processing biogas from landfills.

The presence of our digester benefits dairy farmers in a number of ways, creating a mutually beneficial relationship. We assist in managing the waste for the dairy farmer, which they would otherwise have to manage. Additionally, processing this waste in a digester is significantly more environmentally friendly by reducing GHG emissions. Finally, a byproduct of the production process can be returned to farmers for use as bedding, alleviating the need to purchase other materials for bedding for the cows and/or adding a revenue stream for the dairy farmer when sold to third parties.

Highly Fragmented Market

The LFG market is heavily fragmented, which we believe represents an opportunity for companies like us to find project opportunities. According to the EPA, the top ten players account for approximately 54% of installed LFG capacity as of December 31, 2022, and over 90% of developers own five or fewer projects. This market dynamic creates the opportunity for consolidation by well capitalized, experienced market participants such as OPAL.

While LFG has accounted for most of the growth in Biogas Conversion Projects to date, we believe additional economically viable LFG project opportunities exist. According to the EPA LMOP project database, as of August 2022, there were 538 LFG projects in operation in the United States, including 366 operating LFG-to-electricity projects that may be converted to produce RNG as well as 470 additional candidate landfills. Based on EPA data, these 470 candidate landfills have the potential to collect a combined 326.7 million standard cubic feet of LFG per day. Based on our industry experience, technical knowledge and analysis, we believe many of these sites are potentially economically viable for RNG project acquisitions.

Biogas from livestock farm waste also represents a significant opportunity for RNG production that remains largely untapped. According to the US Department of Agriculture, as of June 2018, biogas recovery systems are feasible at 2,704 incremental dairy farms and 5,409 incremental swine farms in the United States. These farms have the potential to produce roughly 172.0 million MMBtu of RNG annually, or the equivalent of the CO2 emissions from over 1.3 billion gallons of gasoline. Although many of the EPA identified project sites are not currently economically viable because of distance from pipelines and contaminants in the biogas, among other reasons as described above, we believe there is potential for sustained growth in biogas conversion from livestock waste sources given our experience in evaluating sites and assessing their viability, evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics. Additionally, all-in prices paid for RNG from livestock farms can be significantly higher than prices for RNG from landfills due to state-level LCFS incentives for these projects. Given our understanding of biogas processing and our market leadership in RNG, including access to a broad network of Fueling Stations for dispensing, we believe we are well-positioned to take advantage of opportunities in this emerging market. Our first dairy development project, Sunoma, is located at Paloma Dairy and came online in November 2021.

Well-Established Regulatory Framework

RINs are credits used by Obligated Parties for regulatory compliance as part of the RFS program. The RFS program is a federal law introduced in 2005 and updated in 2007 to incorporate renewable content into various transportation fuels. Through this RFS program, RINs can be sold to counterparties in order for them to meet their renewable standard requirements. RNG from landfills and livestock waste, among other sources, qualifies as a cellulosic biofuel with a 60% GHG reduction requirement (“D3”) RIN, which is currently the highest priced RIN and commands a premium compared to non-cellulosic renewable fuels such as ethanol and renewable diesel.

We generate RINs when RNG is dispensed into vehicles as transportation fuel, and the RINs can then be sold to, and traded with, market participants who can either retire them or trade them again. By using the RINs, Obligated Parties retire the RINs for compliance purposes. Market participants in the RIN program typically include Obligated Parties and registered RIN market participants. Participants include both domestic and foreign companies.

The LCFS programs are state-level market-based programs designed to decrease CI and GHG emissions from the transportation sector. Currently, California and Oregon have established LCFS programs. Additionally, multiple jurisdictions are considering implementation of LCFS programs; for example Canada has proposed programs and Washington State’s program will begin in 2023.

The LCFS programs are attractive because the LCFS credits can be additive to RINs. In California, the most established program, the LCFS program is administered by the CARB, which sets annual CI standards. Fuel producers in the transportation fuel pool that have lower CI scores than the target established by CARB generate LCFS credits, and those with higher CI scores than the annual standard will generate deficits. A fuel producer with deficits must have enough LCFS credits through either generation or acquisitions to be in annual compliance with the annual standard. OPAL is poised to take advantage of the LCFS programs given that RNG from dairies has very low or negative CI, and therefore generates valuable credits in states with LCFS programs. Although not included in OPAL’s base case model, landfill RNG projects can attract LCFS credits as well but are not as valuable as the lower CI dairy RNG credits.

Currently, it is estimated that RNG production in the United States can only cover about 1% of the US heavy and medium-duty vehicles fuel market. RNG production is projected to triple by 2027, increasing the RNG industry share to as much as 2.5%. Although it is likely utilities and other consumers will compete with the vehicle fuel market to acquire such RNG, we believe there is adequate potential to continue placing RNG volumes into the transportation market. The legislated D3 RIN requirements are many multiples of current industry production. The EPA sets an RVO each year generally in excess of what the industry is expected to produce but well below the statutory requirement. The EPA has sharply increased the required volume of the D3 RINS in recent years, with the current D3 RIN RVO level encouraging growth in the industry.

Economic Benefits Incentivize Switching to RNG

RNG vehicles, especially heavy and medium-duty commercial vehicles, not only have a lower cost of ownership than similar vehicles running on diesel, they also have a lower cost of ownership than their renewable energy peers, especially hydrogen and battery electric vehicles, assuming expected D3 RINs and LCFS pricing. This comparative advantage creates significant economic incentives for heavy and medium-duty commercial vehicle owners to favor RNG.

Our Projects

As of the date of this report, we owned and operated 25 projects, seven of which are RNG projects and 18 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 3.9 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 118.6 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with four of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.

Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	Design capacity (MMbtus per year) (1)	Source of bio gas	Ownership (2)
RNG projects in operation:
Greentree	1,061,712	LFG	100%
Imperial	1,061,712	LFG	100%
New River	663,570	LFG	100%
Noble Road (3)	464,499	LFG	50%
Biotown (3)	48,573	Dairy	10%
Pine Bend (3)	424,685	LFG	50%
Sunoma	192,350	Dairy	90%
Sub total	3,917,101

RNG projects in construction:
Prince William	1,725,282	LFG	100%
Hilltop	255,500	Dairy	100%
Vander Schaaf	255,500	Dairy	100%
Emerald	1,327,140	LFG	50%
Sapphire	796,284	LFG	50%
New England	318,514	LFG	100%
Sub total	4,678,220

Total	8,595,321

(1) The Design capacity represents the Company's proportional ownership in the project. Design capacity may not reflect actual production of RNG from the projects, which will depend on many variables including, but not limited to, quantity and quality of the biogas, operational up-time of the facility, and actual productivity of the facility.

(2) Certain projects have provisions that will adjust, or “flip,” the percentage of distributions to be made to us over time, typically triggered by achievement of hurdle rates that are calculated as internal rates of return on capital invested in the project.
(3) We record our ownership interests in these projects as equity method investments in our consolidated financial statements.
Competition

Our primary competition is from other companies or solutions for access to biogas from waste. Evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape and our relative ability to continue to generate revenues and cash flows. We believe based on (i) our status as one of the largest operators of LFG-to-RNG projects, (ii) our over 20-year track record of operating and developing projects, (iii) our vertically integrated business platform, (iv) our deep relationships with some of the largest landfill owners and (v) our relationships with dairy farms in the country, we are well-positioned to continue to operate and grow its portfolio and respond to competitive pressures. We have demonstrated a track record of strategic flexibility across our over 20-year history which has allowed us to pivot towards projects and markets that we believe deliver optimal returns and shareholder value in response to changes in market, regulatory and competitive pressures.

The biogas market is heavily fragmented. We believe both our size compared to other LFG companies and our capital structure puts us in a strong position to compete for new project development opportunities or acquisitions of existing projects. However, competition for such opportunities, including the prices being offered for gas supply, will impact the expected profitability of projects, and may make projects unsuitable to pursue. Likewise, prices being offered by our competitors for fuel supply may increase the royalty rates that we pay under our fuel supply agreements when such agreements expire and need to be renewed or when expansion opportunities present themselves at the landfills where our projects currently operate. It is also possible that more landfill owners and dairy farm owners may seek to install their own RNG production facilities on their sites, which would reduce the number of opportunities for us to develop new projects. Our overall size, reputation, access to capital, experience and decades of proven execution on LFG project development and operation position us to compete strongly amongst our industry peers.

Governmental Regulation

General

Each of our projects is subject to federal, state and local air quality, solid waste, and water quality regulations and other permitting requirements. Specific construction and operating permit requirements may differ among states. Specific permits we frequently must obtain when developing our projects include: air permits, nonhazardous waste management permits, pollutant discharge elimination permits, zoning and beneficial use permits. Our existing projects must also maintain compliance with relevant federal, state and local EHS requirements.

Our RNG projects are subject to federal RFS program regulations, including the Energy Policy Act of 2005 (the “EPACT 2005”) and EISA. The EPA administers the RFS program with volume requirements for several categories of renewable fuels. The EPA’s RFS regulations establish rules for fuel supplied and administer the RIN system for compliance, trading credits and rules for waivers. The EPA calculates a blending standard for each year based on estimates of gasoline usage from the Department of Energy’s Energy Information Agency. Separate quotas and blending requirements are determined for cellulosic biofuels, biomass-based diesel, advanced biofuels and total renewable fuel. Further, we are required to register each RNG project with the EPA and relevant state regulatory agencies. We qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. Further, we typically make a large investment in the project prior to receiving the regulatory approval and RIN qualification. In addition to registering each RNG project, we are subject to quarterly audits under the Quality Assurance Plan of our projects to validate our qualification.

Our RNG projects are also subject to state renewable fuel standard regulations. By way of example, the LCFS program in California requires producers of petroleum-based fuels to reduce the CI of their products by at least 10% by 2020 and 20% by 2030 from a 2010 baseline. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products or buy California LCFS credits from other companies that develop and sell low-carbon alternative fuels, such as biofuels, electricity, natural gas or hydrogen. We are subject to a qualification process similar to that for RINs, including verification of CI levels and other requirements that currently exists for LCFS credits in California.

The EPA under the Clean Air Act (the “CAA”) regulates emissions of pollutants to protect the environment and public health and contains provisions for New Source Review (the “NSR”) permits and Title V permits. New Biogas Conversion Projects may be required to obtain construction permits under the NSR program. The combustion of biogas results in emissions of carbon monoxide, oxides of nitrogen, sulfur dioxide, volatile organic compounds and particulate matter. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping and reporting requirements for these emissions. Requirements vary for control of these emissions, depending on local air quality. Applicability of the NSR permitting requirements will depend on the level of emissions resulting from the technology used and the project’s location. Many Biogas Conversion Projects must obtain operating permits that satisfy Title V of the 1990 CAA Amendments. The operating permit describes the emission limits and operating conditions that a facility must satisfy and specifies the reporting requirements that a facility must meet to show compliance with all applicable air pollution regulations. A Title V operating permit must be renewed every five years. Even when a biogas project does not require a Title V permit, the project may be subject to other federal, state and/or local air quality regulations and permits.

In addition, our operations and the operations of the landfills at which we operate may be subject to New Source Performance Standards and emissions guidelines, pursuant to the CAA, applicable to municipal solid waste landfills and to oil and gas facilities. Among other things, these regulations are designed to address the emission of methane, a potent GHG, into the atmosphere.

Before an RNG project can be developed, all the Resource Conservation and Recovery (the “RCRA”) Subtitle D requirements (requirements for nonhazardous solid waste management) must be satisfied. In particular, methane is explosive in certain concentrations and poses a hazard if it migrates beyond the project boundary. Biogas collection systems must meet RCRA Subtitle D standards for gas control. RNG projects may be subject to other federal, state and local regulations that impose requirements for nonhazardous solid waste management.

Certain Biogas Conversion Projects may be subject to federal requirements to prepare for and respond to spills or releases from tanks and other equipment located at these projects and provide training to employees on operation, maintenance and discharge prevention procedures and the applicable pollution control laws. At such projects, we may be required to develop spill prevention, control and countermeasure plans to memorialize our preparation and response plans and to update them on a regular basis.

Our operations may result in liability for hazardous substances or other materials placed into soil or groundwater. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or other federal, state or local laws governing the investigation and cleanup of sites contaminated with hazardous substances, we may be required to investigate and/or remediate soil and groundwater contamination at our projects, contiguous and adjacent properties and other properties owned and/or operated by third parties.

Additionally, Biogas Conversion Projects may need to obtain National Pollutant Discharge Elimination System permits if wastewater is discharged directly to a receiving water body. If wastewater is discharged to a local sewer system, Biogas Conversion Projects may need to obtain an industrial wastewater permit from a local regulatory authority for discharges to a Publicly Owned Treatment Works. The authority to issue these permits may be delegated to state or local governments by the EPA. The permits, which typically last five years, limit the quantity and concentration of pollutants that may be discharged. Permits may require wastewater treatment or impose other operating conditions to ensure compliance with the limits. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

FERC

FERC regulates the sale of electricity at wholesale and the transmission of electricity in interstate commerce pursuant to its regulatory authority under the Federal Power Act. FERC also regulates certain natural gas transportation and storage facilities and services, and regulates the rates and terms of service for natural gas transportation in interstate commerce under the Natural Gas Act and the Natural Gas Policy Act.

With respect to electricity transmission and sales, FERC’s jurisdiction includes, among other things, authority over the rates, charges and other terms for the sale of electricity at wholesale by public utilities (entities that own or operate projects subject to FERC jurisdiction) and for transmission services. With respect to its regulation of the transmission of electricity, FERC requires transmission providers to provide open access transmission services, which supports the development of competitive markets by assuring nondiscriminatory access to the transmission grid. FERC has also encouraged the formation of RTOs to allow greater access to transmission services and certain competitive wholesale markets administered by ISOs and RTOs.

In 2005, the U.S. federal government enacted the EPACT 2005 conferring new authority for FERC to act to limit wholesale market power if required and strengthening FERC’s civil penalty authority (including the power to assess fines of up to $1.3 million per day per violation, as adjusted due to inflation), and adding certain disclosure requirements. EPACT 2005 also directed FERC to develop regulations to promote the development of transmission infrastructure, which provides incentives for transmitting utilities to serve renewable energy projects and expanded and extended the availability of U.S. federal tax credits to a variety of renewable energy technologies, including wind power. EPACT 2005’s market conduct, penalty and enforcement provisions also apply to fraud and certain other misconduct in the natural gas sector.

Qualifying Facilities

The Public Utility Regulatory Policies Act established a class of generating facilities that would receive special rate and regulatory treatment, termed QFs. There are two categories of QFs: qualifying small power production facilities and qualifying cogeneration facilities. A small power production facility is a generating facility of 80 MW or less whose primary energy source is hydro, wind, solar, biomass, waste, or geothermal. A cogeneration facility is a generating facility that produces electricity and another form of useful thermal energy (such as heat or steam) in a way that is more efficient than the separate production of both forms of energy. QFs are generally subject to reduced regulatory requirements. Small power production facilities up to 20 MW and “eligible” facilities as defined by section 3(17)(E) of the Federal Power Act are exempt from rate regulation under Sections 205 and 206 of the Federal Power Act.

In addition, PUHCA provides FERC and state regulatory commissions with access to the books and records of holding companies and other companies in holding company systems. It also provides for the review of certain costs. Companies that are holding companies under PUHCA solely with respect to one or more exempt wholesale generators, certain QFs or foreign utility companies are exempt from these PUHCA books and records requirements.

State Utility Regulation

While federal law provides the utility regulatory framework for our sales of electricity at wholesale in interstate commerce, there are also important areas in which state regulatory control over traditional public utilities that fall under state jurisdiction may have an effect on our projects. For example, the regulated electricity utility buyers of electricity from our projects are generally required to seek state public utility commission approval for the pass through in retail rates of costs associated with PPAs entered into with a wholesale seller. Certain states, such as New York, regulate the acquisition, divestiture, and transfer of some wholesale power projects and financing activities by the owners of such projects. California, which is one of our markets, requires compliance with certain operations and maintenance reporting requirements for wholesale generators. In addition, states and other local agencies require a variety of environmental and other permits.

State law governs whether an independent generator or power marketer can sell retail electricity in that state, and whether gas can be sold by an entity other than a traditional, state-franchised gas utility. Some states, such as Florida, prohibit most sales of retail electricity except by the state’s franchised utilities. In other states, such as New Jersey and Pennsylvania, an independent generator may sometimes sell retail electricity power to a co-located or adjacent business customer, and a gas supplier can sometimes make on-premises or adjacent-premises gas deliveries to a single plant or customer. Some states, such as Massachusetts and New York, permit retail power and gas marketers to use the facilities of the state’s franchised utilities to sell power and/or gas to retail customers as competitors of the utilities.

RNG Production and Sale

Our projects typically convert biogas to RNG for sale as a fuel product. FERC regulates the natural gas pipelines that transport gas in interstate commerce, and specifies or approves a gas pipeline’s tariff that sets the rates, terms and conditions, gas quality, and other requirements applicable to transportation of natural gas on the pipelines, including shipping RNG. Our sites are not permitted, and may not be physically able, to deliver RNG to a FERC-regulated pipeline unless the pipeline’s receipt of the gas is consistent with the standards adopted in the pipeline’s FERC tariff. State regulators determine whether RNG may be purchased by the state’s local gas utilities, and whether a site operator may directly sell gas to a retail, or direct end-use, customer. Purely local gas sales not utilizing FERC-regulated or certificated facilities are typically not subject to FERC gas regulation. The local distribution of gas to end-use customers by a state-

regulated gas utility is also typically outside the scope of FERC’s gas regulatory jurisdiction. The opening and operation of a landfill or dairy farm that is expected to produce gas does not ordinarily require a FERC certificate or the acceptance by FERC of a gas tariff.

Future Regulations

The regulations that are applicable to our projects vary according to the type of energy being produced and the jurisdiction of the facility. As part of our growth strategy, we are looking to grow by pursuing development and acquisition opportunities. Such opportunities may exist in jurisdictions where we have no current operations and, as such, we may become exposed to different regulations for which we have no experience. Some states periodically revisit their regulation of electricity and gas sales. Other states, such as South Carolina and Florida, have adhered to traditional exclusive franchise practices, and in these and other states most electricity and gas customers may receive service only from a utility that holds an exclusive geographic franchise to provide service at that customer’s location. In some states that have experienced energy price hikes or market volatility, such as New York, Texas and California, investments in expanding facilities or buying or building additional facilities may be subject to changing regulatory requirements that may encourage competitive market entry.

Effect of Existing or Probable Government Regulations on Our Business

Our business is affected by numerous laws and regulations on the international, federal, state and local levels, including energy, environmental, conservation, tax and other laws and regulations relating to our industry. Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe our operations comply in all material respect with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in our industry. We do not anticipate any material capital expenditures to comply with international, federal and state environmental requirements. See “Business — Legal Proceedings.”

Facilities

Our corporate headquarters are located in White Plains, New York, where we occupy approximately 13,600 square feet of shared office space with an affiliate of Fortistar pursuant to an Administrative Services Agreement. We believe this office space is adequate for our needs for the immediate future and that, should it be necessary, we can lease additional space to accommodate any future growth.

Our services office and maintenance facility is located in Oronoco, Minnesota, where we own and occupy a 20,000 square foot building of combined office space, maintenance shop and loading dock located on 3.25 acres. The building was acquired in September 2018 and is adequate for our needs for the immediate future. Should it be necessary, we believe we can expand the building to accommodate future growth.

Our construction office and maintenance facility is located in Rancho Cucamonga, California, where we occupy approximately 29,935 square feet of combined office space, maintenance shop and loading dock. In March, 2022, the Company entered into an amendment to the lease which extended the lease term till January 2026. We believe the space that we currently lease is adequate for our needs for the immediate future but we will likely seek additional space during the course of 2023 to accommodate future growth, which we believe will be available to us on satisfactory terms.

Human Capital

As of December 31, 2022, OPAL had approximately 298 full-time employees, all of whom are located in the United States. Our employee work force consists of field operations personnel as well as office-based employees. None of our employees are subject to a collective bargaining agreement or a labor union and we believe we have a good relationship with our employees. We value a diverse workforce. We are committed to a culture of integrity, inclusivity, and excellence. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.

Our values

•SAFETY - Passion for safety
•INTEGRITY - Straightforward, open and honest
•RELATIONSHIPS - Engaging all stakeholders
•EXCELLENCE - Quality and creativity

Talent management and leadership

We take a systemic approach to hiring, training and developing our employees based on our code of ethics. This includes creating individual goals based on company priorities and providing employees periodic feedback in order to assess individual performance. We have developed internal promoting practices based on objective annual performance evaluations, encouraging employees to develop within their chosen career path and providing necessary professional trainings as needed.

Human rights, health and safety

Safety, including the health of our employees is one of our values and we perform all of our operations with safety in mind. We maintain and update our safety manual for all field personnel on an annual basis and conduct safety training sessions to all of our employees on a regular basis. We encourage near miss reporting from all of our employees so that we can take preventative steps before the accidents occur.

We continuously strive to provide a secure working environment for both our office-based and field operations personnel. During COVID-19, we have taken extraordinary measures to protect the health of our employees by allowing them to work from home. We took measures to adapt all of our office to the new safety precautions to include social distancing guidelines as well as ensuring mask wearing compliance when required. We continued our focus in 2022 on keeping our employees and their families safe from COVID-19 through a variety of workplace health and safety measures, including providing hybrid working schedule, required mask compliance per the local health guidelines, quarantined and contact traced employees, deployed hand sanitizer machines and strongly encouraged all employees to get vaccinated against COVID-19. We offer free COVID-19 test kits to our employees.

Available Information

Our website can be found at www.opalfuels.com. We make available, free of charge through our website, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, our proxy statement, our Registration Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information contained on our website or any other website as a part of, or incorporating it by reference into, this Annual Report on Form 10‑K or any other filing we make with the SEC. The filings are also available through the SEC’s website at www.sec.gov. Our Board of Directors (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics, as well as the charter for the Audit Committee of the Board may also be viewed on our website. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10‑K.

Glossary of Terms
The following are definitions of terms used in this Form 10-K.

“ArcLight” refers to ArcLight Clean Transaction Corp. II, a blank check company incorporated as a Cayman Islands exempt company, and our previous name prior to the Closing.

“Ares” refers to ARRC Beacon LLC, a Delaware limited liability company.

“BCA” or “Business Combination Agreement” refers to the Business Combination Agreement dated as of December 2, 2021 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among ArcLight, OPAL Fuels and OPAL Holdco.

“Business Combination” refers to the transaction contemplated by the BCA.

“Bylaws” refers to the bylaws of OPAL.

“Charter” refers to certificate of incorporation of OPAL.

“Class A common stock” refers to the shares of Class A common stock, par value $0.0001 per share, of OPAL.

“Class A Units” refers to the Class A Units as defined in the Second A&R LLC Agreement.

“Class B common stock” refers to the shares of Class B common stock, par value $0.0001 per share, of OPAL.

“Class B Units” refers to the Class B Units as defined in the Second A&R LLC Agreement.

“Class C common stock” refers to the shares of Class C common stock, par value $0.0001 per share, of OPAL.

“Class D common stock” refers to the shares of Class D common stock, par value $0.0001 per share, of OPAL.

“Closing” refers to the closing of the Business Combination.

“Closing Date” refers to July 21, 2022.

“Company”, “we”, “our”, “us” or similar terms refers to OPAL Fuels Inc. individually or on a consolidated basis, as the context may require.

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

“FASB” refers to the Financial Accounting Standards Board.

“Fortistar” refers to Fortistar LLC, a Delaware limited liability company.

“Fueling Stations” refers to facilities where (i) natural gas is dispensed into fuel tanks of vehicles for use as transportation fuel, and (ii) transactional data from the dispensing of the fuel is recorded so that Environmental Attributes can be subsequently reported, matched with the dispensed fuel to the extent sourced from RNG, and generated under the federal or state RFS or LCFS programs and other current and potential future programs aimed at providing support for RNG into the transportation market. At the Fueling Stations, the natural gas is pressurized using compressor systems and, in this state, is referred to as CNG. Because Environmental Attributes associated with RNG are nominated/assigned to the physical quantity of CNG dispensed at the Fueling Station, when the CNG is dispensed into to fuel tanks for use as transportation fuel and subsequently reported to the EPA and/or state environmental agency and matched with the production of RNG, the respective RINs and LCFS credits are generated. Some of these stations are designed, developed, constructed, operated and maintained by us while others are third party stations where we may only provide maintenance services.

“Hillman” refers to Hillman RNG Investments, LLC, an affiliate of Fortistar, a Delaware limited liability company.

“Investment Company Act” refers to the Investment Company Act of 1940, as amended.

“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002.

“Securities Act” refers to the Securities Act of 1933, as amended.

“Sponsor” refers to ArcLight CTC Holdings II, L.P., a Delaware limited partnership.

“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated July 21, 2022, by and among OPAL Fuels Inc, Opal Holdco LLC and the Parties named therein as included in Exhibit 10.6 to the Current Report on Form 8-K, filed with the SEC on July 29, 2021, as the same may be amended, modified, supplemented or waived from time to time in accordance with its terms.

In addition, the following is a glossary of key industry terms used herein:

“ADG” refers to anaerobic digester gas.

“Advanced Clean Trucks Regulation” refers to the rules adopted by the California Air Resources Board on June 25, 2020 requiring the sale of zero-emission heavy-duty trucks.

“Biogas Conversion Projects” refers to projects derived from the recovery and processing of biogas from landfills and other non-fossil fuel sources, such as livestock and dairy farms, for beneficial use as a replacement to fossil fuels.

“Btu” refers to British thermal units.

“CARB” refers to the California Air Resources Board.

“CI” refers to carbon intensity.

“CNG” refers to compressed natural gas.

“CO2” refers to carbon dioxide.

“D3” refers to cellulosic biofuel with a 60% GHG reduction requirement.

“EHS” refers to environment, health and safety.

“EISA” refers to Energy Independence and Security Act of 2007.

“Environmental Attributes” refer to federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy.

“EPA” refers to the U.S. Environmental Protection Agency.

“EPACT 2005” refers to the Energy Policy Act of 2005.

“FERC” refers to the U.S. Federal Energy Regulatory Commission.

“GHG” refers to greenhouse gases.

“ISOs” refers to independent system operators.

“LCFS” refers to Low Carbon Fuel Standard or similar types of federal and state programs.

“LFG” refers to landfill gas.

“MBR Authority” refers to (a) authorization by FERC pursuant to the Federal Power Act to sell electric energy, capacity and/or ancillary services at market-based rates, (b) acceptance by FERC of a tariff providing for such sales, and (c) granting by FERC of such regulatory waivers and blanket authorizations as are customarily granted by FERC to holders of market-based rate authority, including blanket authorization under section 204 of the Federal Power Act to issue securities and assume liabilities.

“Obligated Parties” means refiners or importers of gasoline or diesel fuel under the RFS program.

“QFs” refers to qualifying small power production facilities under the Federal Power Act and the Public Utility Regulatory Policies Act of 1978, as amended

“RECs” refers to renewable energy credits.

“Renewable Power” refers to electricity generated from renewable sources.

“RFS” refers to the EPA’s Renewable Fuel Standard.

“RINs” refers to Renewable Identification Numbers.

“RNG” refers to renewable natural gas.

“RPS” refers to Renewable Portfolio Standards.

“RTOs” refers to regional transmission organizations.

“RVOs” refers to renewable volume obligations.

“September 2020 Executive Order” refers to Executive Order N-79-20 issued by the Governor of the State of California in September 2020.

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

The markets for Renewable Power, RNG and the associated Environmental Attributes are influenced by US federal and state governmental regulations and policies concerning such resources. These regulations and policies are frequently modified, which could result in a significant future reduction in the potential demand for Renewable Power, RNG and the associated Environmental Attributes. Any new governmental regulations applicable to our Biogas Conversion Projects or markets for Renewable Power, RNG or the associated Environmental Attributes may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand by our current and future counterparties. Failure to comply with such requirements could result in (i) the disconnection and/or shutdown of the non-complying facility, (ii) our inability to sell Renewable Power or RNG from the non-complying facility, (iii) penalties and defaults arising from contracts that we have that contemplate production from the non-complying facility, (iv) the imposition of liens, fines, refunds and interest, and/or civil or criminal liability, and (v) delay or prevent new Biogas Conversion Projects and Fueling Stations from being developed.

The U.S. Environmental Protection Agency (“EPA”) annually sets proposed and actual RVOs for the Renewable Identification Numbers (“RIN”) market in accordance with the mandates established by EISA. The EPA’s issuance of timely and sufficient annual RVOs to accommodate the RNG industry’s growing production levels may be needed to stabilize the RIN market. There can be no assurance that the EPA will timely set annual RVOs or that the RVOs will continue to increase or be sufficient to satisfy the growing supply of RNG which may be targeted for the US transportation fuel market. The EPA may set RVOs inaccurately or inconsistently, and the manner in which the EPA sets RVOs may change under legislative or regulatory revisions. The current authorization for the EPA’s issuance of RVOs will expire beginning in 2023, and the EPA may issue RVOs under a modified system that has yet to be developed, which creates additional uncertainty as to RIN pricing. Uncertainty as to how the Renewable Fuel Standard (“RFS”) program will continue to be administered and supported by the EPA under the current US presidential administration can create price volatility in the RIN market. Given this regulatory uncertainty, we cannot assure that (i) we will be able to monetize RINs at the same price levels as we have in the past, (ii) production shortfalls will not impact our ability to monetize RINs at favorable current pricing, and (iii) the price environment for RINs will be favorable to us.

On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly a well-established LCFS program in California and similar developing programs in Oregon and Washington (with several other states also actively considering similar initiatives). In California’s case, in 2009, the California Air Resource Board (“CARB”) adopted LCFS regulations aimed at reducing the CI of transportation fuel sold and purchased in the state. A CI score is calculated as grams of CO₂ equivalent per megajoule of energy by the fuel. Under the California and California-type LCFS programs, the CI score is dependent upon a full lifecycle analysis that evaluates the GHG emissions associated with producing, transporting, and consuming the fuel. LCFS credits can be generated in three ways: (i) fuel pathway crediting that provides low carbon fuels used in California transportation, (ii) project-based crediting that reduces GHG emissions in the petroleum supply chain, and (iii) zero emission vehicle crediting that supports the build out of infrastructure. CARB awards these credits to RNG projects based on such project’s CI score relative to the targeted CI score for both gasoline and diesel fuels. The number of monetizable LCFS credits per unit of fuel increases with a lower CI score. We cannot assure that we will be able to maintain or reduce our CI score to monetize LCFS credits generated from our Biogas Conversion Projects. Moreover, the inability to sell LCFS credits or to sell at unattractive prices could adversely affect our business.

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

New laws, changes to existing laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our plants. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition. In January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies and to address climate change. The federal agencies review of previous agency actions remain ongoing. In January 2021, President Biden also issued an executive order solely targeting climate change. Pursuant to these executive orders, on February 19, 2021 the United States formally rejoined the Paris Climate

Agreement, an international treaty that provides for the cutting of carbon emissions every five years, beginning in 2023. In August 2022, President Biden signed into law the Inflation Reduction Act, which includes incentives for development and production of renewable energy. These incentives include grants, loan guaranties, development funding, investment tax credits, and production tax credits. At this time, we cannot predict the outcome of any of these executive actions on our operations.

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

If we are unable to utilize various federal, state and local governmental incentives to acquire additional Biogas Conversion Projects or Fueling Stations in the future, or the terms of such incentives are revised in a manner that is less favorable to us, we may suffer a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we face similar risks with respect to the RFS program. Any future changes to, federal, state and local regulations and policies, including permitting requirements applicable to us, and enactment of new regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of Renewable Power and RNG, and may adversely affect the market for the associated Environmental Attributes. A failure on our part to comply with any laws, regulations or rules, applicable to us may adversely affect our business, investments and results of operations.

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

The market prices for LCFS credits specifically within California have declined over the past year, and the market for dispensing RNG with relatively low CI scores in California has become increasingly competitive because of increasing supply of RNG with these relatively low CI scores. As such, fleet operators using vehicles fueled by natural gas have been able to demand RNG marketers like us provide them with greater economic incentives for allowing us to dispense the fuel at the Fueling Stations, typically in the form of a greater share of our marketing fee or a greater share in the monetary value of the Environmental Attributes we generate when dispensing the fuel. The persistence of the current California dynamic is dependent upon future market developments, and as such the LCFS credits that we generate and sell may or may not produce future revenue that is comparable to historical LCFS revenue.

A prolonged environment of low prices or reduced demand for Renewable Power could have a material adverse effect on our business prospects, financial condition and results of operations.

Long-term Renewable Power and RNG prices may fluctuate substantially due to factors outside of our control. The price of Renewable Power and RNG can vary significantly for many reasons, including: (i) increases and decreases in generation capacity in our markets; (ii) changes in power transmission or fuel transportation capacity constraints or inefficiencies; (iii) power supply disruptions; (iv) weather conditions; (v) seasonal fluctuations; (vi) changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices; (vii) development of new fuels or new technologies for the production of power; (viii) federal and state regulations; and (ix) actions of the Independent System Operators (“ISOs”) and regional transmission organizations (“RTOs”) that control and administer regional power markets.

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
•changes in energy commodity prices, such as natural gas and wholesale electricity prices, which could have a significant effect on our revenues and expenses;
• changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to third parties or increase the costs of processing RNG to allow for such deliveries;
•changes in the broader waste collection industry, including changes affecting the waste collection and biogas potential of the landfill industry, which could limit the LFG resource that we currently target for our Biogas Conversion Projects;
•substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, such as those related to engineering and environmental problems, inclement weather, inflationary pressures on materials and labor, and supply chain and labor disruptions;
•operating risks and the effect of disruptions on our business, including the effects of global health crises, such as the COVID-19 pandemic, weather conditions, catastrophic events, such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events that impact us, our counterparties, suppliers, distributors and subcontractors;
•accidents involving personal injury or the loss of life;
•entering into markets where we have less experience, such as our Biogas Conversion Projects for biogas recovery at livestock farms;
•the ability to obtain financing for a Biogas Conversion Project on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete Biogas Conversion Projects and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;
•failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights and building permits;
• a decrease in the availability, increased pricing on, and a delay in the timeliness of delivery of raw materials and components, necessary for the Biogas Conversion Projects to function or necessary for the conversion of a Biogas Conversion Projects from Renewable Power to RNG production;
•obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and US federal government agencies and organizations;
•penalties, including potential termination, under short-term and long-term contracts for failing to produce or deliver a sufficient quantity and acceptable quality of RNG in accordance with our contractual obligations;
•unknown regulatory changes related to the transportation of RNG, which may increase the transportation cost for delivering under our contracts then in effect;
• the consent and authorization of local utilities or other energy development off-takers to ensure successful interconnection to energy grids to enable power and gas sales; and
•difficulties in identifying, obtaining and permitting suitable sites for new Biogas Conversion Projects.

Any of these factors could prevent us from acquiring, developing, converting, operating or expanding our Biogas Conversion Projects, or otherwise adversely affect our business, growth potential, financial condition and results of operations.

Multiple factors, including lower levels of gas collection and delays in commencement and completion of construction, have negatively impacted our business during the year ended December 31, 2022. While we continue to execute on our business plan, we expect these factors to continue during 2023.

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
•we may have difficulty integrating the operations and personnel of the acquired companies;
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
•we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;
• our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically diverse enterprises;
• we may incur one-time write-offs or restructuring charges in connection with an acquisition;
•we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings;
•we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
•we may not be able to realize the cost savings or other financial benefits we anticipated.

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

Furthermore, some of our facilities are located in areas prone to extreme weather conditions, most notably extreme cold such as has recently occurred in California, Texas, Oklahoma, Michigan and Minnesota. Certain of our other Biogas Conversion Projects and Fueling Stations as well as certain key vendors conduct their operations in other locations, such as California and Florida, that are susceptible to natural disasters. The frequency of weather-related natural disasters may be increasing due to the effects of greenhouse gas emissions or related climate change effects. The occurrence of natural disasters such as tornados, earthquakes, droughts, floods, wildfires or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us could cause a significant interruption in our business or damage or destroy our facilities.

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

Under the agreement, we have committed to sell a minimum quarterly volume of Environmental Attributes to NextEra, which if not satisfied on a cumulative basis (giving credit for certain excess volume sold to NextEra during the contract term) as of the end of the contract term (or upon an early termination of the agreement) would result in our paying NextEra a shortfall payment calculated by (i) multiplying the amount of the volume shortfall by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium (the “Shortfall Amount”). Similarly, if the agreement is terminated by NextEra due to an event of default (generally defined as a failure by us to pay any undisputed amounts under the agreement, a material uncured breach of our representations or warranties or other obligations under the agreement, or the dissolution, bankruptcy or insolvency of us or certain of our affiliates), NextEra would be entitled to receive, without any duplication, any then-current Shortfall Amount plus an accelerated payment calculated based off of the remaining minimum quarterly volume commitments for the balance of the initial term (or for the next four quarters of the next renewal term, if neither party had provided notice of non-renewal as described above prior to the commencement of such renewal term), which accelerated payment would be similarly calculated by (i) multiplying such remaining minimum quarterly volume commitments by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium. The amount of such potential payments declines over the course of the contract term as we deliver Environmental Attribute volume under the contract. However, if the agreement was to be terminated as of the date of this report and we were not to deliver any further Environmental Attribute volume to NextEra under the agreement, the maximum potential payment to NextEra under these provisions would be approximately $10.6 million based on current market prices for such Environmental Attributes.

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

Sequestering CO2 is subject to numerous laws and regulations with uncertain permitting timelines and costs. We also intend to explore the production of renewable hydrogen sourced from a number of our projects’ RNG, and we may enter into long-term fixed price off-take contracts for green hydrogen that we may produce at our projects.
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

Additional factors that may influence the adoption of natural gas vehicle fuels, many of which are beyond our control, include, among others:

•Lack of demand for trucks that use natural gas vehicle fuels due to business disruptions and depressed oil prices;
•Adoption of governmental policies or programs or increased publicity or popular sentiment in favor of vehicles or fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles, changes to emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles;
•Perceptions about the benefits of natural gas vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
•Perceptions about the benefits of natural gas vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
•The volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

•Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its counterparties or drivers;
•Vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;
•The development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy and medium-duty trucks and other fleets;
•Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in such market, including improvements in or perceived advantages of other vehicle fuels and engines powered by such fuels;
•The availability and effect of environmental, tax or other governmental regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate Environmental Attributes by selling RNG as a vehicle fuel, as well as the market prices for such credits; and
•Emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.
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
• accidents involving personal injury or the loss of life
•weather conditions, health crises, pandemics, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events; and
• interconnection and access to utilities.

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

We also face many operational challenges in connection with our Fueling Station design and construction activities. For example, we may not be able to identify suitable locations for the Fueling Stations we or our counterparties seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, problems with utility services, challenges obtaining and retaining required permits and approvals or local resistance, including due to reduced operations of permitting agencies because of the COVID-19 pandemic, any of which could prevent us or our counterparties from building new stations on such sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations.

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

Our level of indebtedness and our redeemable preferred non-controlling interests' redemption obligations could adversely affect our ability to raise additional capital to fund our operations and acquisitions. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry. We may be unable to obtain additional financing to fund our operations or growth.

As of December 31, 2022, our total indebtedness was $170 million, excluding deferred financing costs. Additionally, on November 29, 2021, we entered into an Exchange Agreement with Hillman pursuant to which OPAL Fuels issued to Hillman Series A-1 Preferred Units of OPAL Fuels, which are redeemable after four years at the option of Hillman for an aggregate redemption price of $30.0 million plus accrued and unpaid dividends thereon. In addition, we have drawn down the NextEra $100.0 million subscription commitment and issued to NextEra 1,000,000 Series A Preferred Units of OPAL Fuels, which are redeemable after four years at the option of NextEra for an aggregate redemption price of $100.0 million plus accrued and unpaid dividends thereon.

Our substantial indebtedness and preferred units redemption obligations could have important consequences, including, for example:

•being required to accept then-prevailing market terms in connection with any required refinancing of such indebtedness or redemption obligations, which may be less favorable than existing terms;
•being required to accept then-prevailing market terms in connection with any required refinancing of such indebtedness or redemption obligations, which may be less favorable than existing terms;
•failure to refinance, or to comply with the covenants in the agreements governing, these obligations could result in an event of default under those agreements, which could be difficult to cure or result in our bankruptcy;

• our debt service and dividend obligations require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt and dividends on our preferred units, thereby reducing the funds available to us and our ability to borrow to operate and grow our business;
•Increase in interest rates on our existing debt facilities or a reduction in the supply of project debt financing could reduce our ability to construct and operate new RNG projects or fueling stations;
•our limited financial flexibility could reduce our ability to plan for and react to unexpected opportunities; and
• our substantial debt service obligations make us vulnerable to adverse changes in general economic, credit and capital markets, industry and competitive conditions and adverse changes in government regulation and place us at a disadvantage compared with competitors with less debt or mandatory redeemable preferred units.

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

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets.

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

Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue full operations. Despite our essential designation and our continued operations, however, we are subject to various risk and uncertainties because of the COVID-19 pandemic that could materially adversely affect our business, results of operations and financial condition, including the following:

•a further delay in the adoption of natural gas vehicle fuels by heavy-duty trucks and/or a delay in increasing the use of our vehicle fuels;
•a continued or further decrease in the volume of truck and fleet operations, including shuttle busses at airports, and lower-than-normal levels of public transportation generally, which have resulted in, and may continue to result in, decreased demand for our vehicle fuels;
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
• the impact of business disruptions on the production of vehicles and engines that use our fuels, which has resulted in, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries; and
•depressed oil and diesel prices, especially relative to natural gas prices and for a prolonged period, which may decrease the price-related incentive for operators to adopt trucks that use our vehicle fuels.

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

Parties with which OPAL Fuels did business prior to the Business Combination or with which we may do business in the future, including our counterparties and suppliers, may experience uncertainty as a result of the Business Combination, including with respect to current or future business relationships with us. As a result, our business relationships may be subject to disruptions if our counterparties and suppliers or others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. For example, certain of our counterparties, suppliers and third-party providers may have had contractual consent rights or termination rights that were triggered by a change of control or assignment of the rights and obligations of contracts that was transferred in connection with the Business Combination. These disruptions could harm relationships with our existing third parties with whom we have relationships and preclude us from attracting new third parties, all of which could have a material adverse effect on our business, financial condition and results of operations, cash flows, and/or share price.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, we may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for each of the years ended December 31, 2022, 2021 and 2020, we identified material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented, or detected and corrected, on a timely basis.

These material weaknesses identified were as follows:

• A lack of an adequate control environment, including internal communications, to allow for timeliness of reviews for the accounting and disclosures of significant and unusual transactions and contracts;

• We did not have timely and effective reviews over standard account reconciliations and related accounting analysis which resulted in various audit adjustments that we corrected; and

• Our review controls over application of Accounting Standards Codification ('ASC")-606 were not designed and implemented appropriately during the current year.

These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

We have developed and begun executing on a plan to remediate these material weaknesses. Our remediation plans include measures such as: designing and implementing formal processes, policies and procedures supporting our financial close process, creating standard balance sheet reconciliation templates and journal entry controls; and designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills.

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

We are currently not subject to Section 404 of the Sarbanes-Oxley Act. However, we are required to provide management’s attestation on internal controls commencing with our annual report for the year ending December 31, 2022 in accordance with applicable SEC guidance. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of OPAL Fuels historically as a privately-held company or by ArcLight prior to the Closing. Our management team may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements as a result of the Business Combination. If we are not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

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

Approximately 155,237,646 of these shares of Class A common stock were subject to restrictions on transfer under a 180-day lock-up agreement entered into between us and the holders of those shares. These restrictions expired on January 17, 2023, resulting in these shares becoming eligible for public sale on January 18, 2023. Sales of such shares may be made under the registration statement filed under the Securities Act, or in reliance upon an exemption from registration under the Securities Act. Pursuant to that certain Investor Rights Agreement, dated July 21, 2022, by and among OPAL Fuels Inc., each of the sellers named therein, the Sponsor and the sponsor principals, those stockholders are entitled to have the registration statement under the Securities Act kept effective for a prolonged period of time such that registered resales of their shares of Class A common stock can be made.

Until such time that such registration statement is no longer effective, the registration statement registering such securities will permit the resale of these shares. The resale, or expected or potential resale, of a substantial number of shares of our Class A common stock in the public market could adversely affect the market price for our Class A common stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Furthermore, we expect that, because a large number of shares were registered pursuant to such registration statement, the Selling Holders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time.

If certain holders of our Class A common stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Class A common stock and such holders still may receive significant proceeds.

As of the date of this report, the market price of our Class A common stock is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, ArcLight, the per-share price of the 11,080,600 shares of our Class A common stock sold to the PIPE Investors and also the per share value of the consideration issued to OPAL Fuels Common equity holders upon consummation of our Business Combination. However, certain of our shareholders who hold shares of our Class A common stock that were originally purchased by Arclight’s Sponsor in a private placement prior to Arclight’s initial public offering (the “Founder Shares”), may nonetheless be inclined to sell such Founder Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding Founder Shares were purchased at an effective price of $0.003 per share. Accordingly, holders of the Founder Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other shareholders.

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

Under the terms of ArcLight’s placement agent agreements with BofA Securities, Inc. (“BofA”), Credit Suisse Securities (USA) LLC (“CS”), Barclays Capital Inc. (“Barclays”) and Citigroup Global Markets Inc. (“Citi” and together with BofA, CS and Barclays, the “Advisors”) entered into in connection with the PIPE Investment, its financial advisory agreement with Citi entered into in connection with the Business Combination, and its Underwriting Agreement with Citi and Barclays entered in connection with ArcLight’s IPO, ArcLight agreed to indemnify and hold harmless each of the respective Advisors, their affiliates and each of their respective directors, officers, agents and employees from and against any losses and claims arising in any manner out of or in connection with the services provided to ArcLight thereunder. Under the terms of OPAL Fuels’s financial advisory agreements with BofA and CS, OPAL Fuels agreed to indemnify and hold harmless each of BofA and CS, their affiliates and each of their respective directors, officers, employees and agents from and against any losses and claims arising in any manner out of or in connection with the services provided to OPAL Fuels thereunder. Accordingly, if any claims, litigation, disputes or other legal proceedings are brought by third parties against any of the Advisors in relation to the services it provided to ArcLight or OPAL Fuels under any of these agreements, then we may be liable to pay for or reimburse such Advisor or Advisors for the losses and costs it incurs unless the losses and costs are finally judicially determined to have resulted from the gross negligence, bad faith or willful misconduct of such Advisor or Advisors or their respective directors, officers, employees and agents. Additionally, each of the agreements described above contains a contribution provision in the event that such indemnification is unavailable or otherwise prohibited by law, however, the contribution obligations of each Advisor are limited to the amount of compensation or fees actually paid to such party in respect of the engagement. As a result, the contribution obligations of Barclays and Citi under the Underwriting Agreement are limited to the initial underwriting commission paid at the time of ArcLight’s IPO and the Advisors otherwise have no further contribution liability under the other agreements (including the Underwriting Agreement) because they waived their rights to any fees or deferred underwriting commissions in connection with their resignations. Therefore, as a result of the Advisors’ resignations, and in contrast to other transactions where the underwriters and financial advisors did not resign and waive rights to fees or deferred underwriting commissions, as the case may be, our potential financial liability with respect to an indemnified loss where such indemnification is otherwise unavailable to the indemnified party may be higher under the respective agreements than it would have been had such underwriters and financial advisors not resigned and waived their rights to any fees or deferred underwriting commissions.

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

We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of the common stock. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of ArcLight becoming a public company).

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

The dual-class structure of our common stock has the effect of concentrating voting control with Mr. Mark Comora who, through his control of OPAL Holdco and Hillman, beneficially owns in the aggregate a substantial majority of the voting power of our capital stock on most issues of corporate governance. Mr. Mark Comora beneficially owns 145,279,637 shares of OPAL, comprising 84.4% of our outstanding common stock as of March 27, 2023. All of these shares (with the exception of 880,600 shares of Class A common stock purchased by Fortistar in the PIPE Investment) are Class D common stock, which have no economic rights but are entitled to five votes per share, giving Mr. Mark Comora control over 96.6% of our voting power. OPAL Holdco and Hillman are controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Mark Comora, including Fortistar and certain of its other affiliates. Mr. Mark Comora is the Chairman of our board of directors.

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

Our shares of Class A common stock are listed on Nasdaq under the symbol “OPAL”. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences. The consequences of failing to meet the listing requirements include:
•limited availability of market quotations for our securities;
•a determination that the Class A common stock is a “penny stock” which will require brokers trading in the Class A common stock to adhere to more stringent rules;
•possible reduction in the level of trading activity in the secondary trading market for shares of the Class A common stock;
•a limited amount of analyst coverage; and
• a decreased ability to issue additional securities or obtain additional financing in the future.

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

These provisions, among other things:

•authorize our board to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to the existing shares of common stock;
•eliminate the ability of stockholders to call special meetings of stockholders;
•eliminate the ability of stockholders to fill vacancies on our board;
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•permit our board to establish the number of directors;
•provide that our board is expressly authorized to make, alter or repeal the Bylaws; and
•limit the jurisdictions in which certain stockholder litigation may be brought.

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

As a result of either an early termination or a change of control, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash savings. Consequently, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, assuming no material changes in the relevant tax law, we expect that if we experienced a change of control the estimated Tax Receivable Agreement lump-sum payment would range from approximately $192.0 million depending on OPAL Fuels’s rate of recovery of the tax basis increases associated with the deemed exchange of the OPAL Fuels Common Units (other than those held by us). This estimated Tax Receivable Agreement lump-sum payment is calculated using a discount rate equal to 6.32%, applied against an undiscounted liability of approximately $322.0 million. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of the shares of Class A common stock at the time of the exchange, and the tax rates then in effect. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

It is more likely than not that the deferred tax assets will not be realized in accordance with ASC Topic 740, ‘Income Taxes’. As such, the Company has reduced the full carrying amount of the deferred tax assets with a valuation allowance under both scenarios. Management will continue to monitor and consider the available evidence from quarter to quarter, and year to year, to determine if more or less valuation allowance is required at that time.

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

Cybersecurity and Information Technology Risks

A failure of our IT and data security infrastructure could have a material adverse effect on our business and operations. We rely upon the expertise, reliability and security of our outsourced IT provider and their services to expand and continually update this infrastructure in response to the changing needs of our business. Our existing IT systems and any new IT systems may not perform as expected. If we experience a problem with the functioning of any important IT system or a security breach of our network, including during system upgrades or new system implementations, the resulting disruptions could have a material adverse effect on our business.

We and some of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against.

Cybersecurity incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. A material network breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information, that could have a material adverse effect on our business, financial condition, or results of operations.

Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. Any compromise of our security could result in a violation of applicable domestic and foreign security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that could have a material adverse effect on our business. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future that could have a material adverse effect on our business.

As a renewable energy producer, we face various security threats, including among others, computer viruses, malware, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons with access to systems inside our organization, cybersecurity threats to gain unauthorized access to sensitive information or to expose, exfiltrate, alter, delete or render our data or systems unusable, threats to the security of our projects and infrastructure or third-party facilities and infrastructure, such as processing projects and pipelines, natural disasters, threats from terrorist acts and war.

We take various steps to identify and mitigate potential cybersecurity threats. As cyber incidents become more frequent and the sophistication of threat actors increases, our associated cybersecurity costs are expected to increase. Specifically, we expect to implement several incremental cybersecurity improvements over the next 18 to 36 months to enhance our defensive capabilities and resilience. Despite our ongoing and anticipated cybersecurity efforts, a successful cybersecurity incident could lead to additional material costs, including those related to the loss of sensitive information, repairs to infrastructure or capabilities essential to our operations, responding to litigation or regulatory investigations, and those related to a material and adverse impact on our reputation, financial position, results of operations, or cash flows.

Our business may be impacted by macroeconomic conditions, including fears concerning the financial services industry, inflation, rising interest rates and volatile market conditions, and other uncertainties beyond our control.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the Federal Deposit Insurance Corporation; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; the following week, a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Increasing concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the biotechnology industry and its participants may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

Currently, we do not have a business relationship with any of the banking institutions mentioned above, and our cash, cash equivalents and short term investments have been unaffected by the turmoil in the financial industry; however, we cannot guaranty that the banking institution with which we do business will not face similar circumstances in the future, or that the third parties with whom we do business will not be negatively affected by such circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our corporate headquarters are located in White Plains, New York, where we occupy approximately 13,600 square feet of shared office space with an affiliate of Fortistar pursuant to an Administrative Services Agreement. In addition, we lease office and maintenance facilities in Oronoco, Minnesota and Rancho Cucamonga, California. Our interests in our RNG and Renewable Power projects are our only material properties. See Item 1. Business — Our projects for additional information.

ITEM 3. LEGAL PROCEEDINGS

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

Noble Road sent Ohio Edison an arbitration demand on January 24, 2022 alleging that, as a result of Ohio Edison’s failure to perform under the contracts, Noble Road was substantially delayed in completing its commission activities at its RNG facility and, although it has been able to maintain operations through use of generators, is unable to operate the equipment at its RNG facility at expected capacity. In addition, Noble Road asserts that Ohio Edison’s breach of the contracts has caused and continues to cause substantial damage. In its demand, Noble Road has stated that it is willing to defer arbitration in order to allow the parties to focus on reaching a consensual resolution and has proposed that the parties agree to hold the arbitration in abeyance while current efforts to resolve the problems are ongoing. Noble Road and Ohio Edison have entered into a tolling agreement with respect to this matter which is in effect until October 3, 2023.

See Note 18. Commitments and Contingencies, to the Company’s consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K, for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our shares of Class A common stock are traded on the Nasdaq Stock Market LLC under the symbol "OPAL".

On March 27, 2023, the closing sale price of our shares of Class A common stock, as reported on the Nasdaq Stock Market LLC, was $7.26 per share.

The number of shareholders of record of our shares of Class A common stock was approximately 18 on March 27, 2023.

Payment of Dividends

We have never declared or paid cash dividends on our capital stock. Our Board of Directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business, and therefore does not intend to pay cash dividends on our common stock in the near term.

Equity Compensation Plan Information

On July 21, 2022, the Company adopted the OPAL Fuels Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Equity Compensation Plan"). Under the terms of the 2022 Equity Compensation Plan, a maximum of 19,811,726 shares of Class A common stock may be issued. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2022 Equity Compensation Plan.

The following table sets forth certain information as of December 31, 2022 regarding the 2022 Equity Compensation Plan. The 2022 Equity Compensation Plan was approved by our shareholders on July 21, 2022.

Plan Category	Securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Remaining securities for future issuance under equity compensation plans
Equity compensation plan approved by security holders	422,349		19,389,377

Unregistered Sales of Equity Securities; Use of Proceeds from Registered Offerings

None

Purchases of Equity securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8. Financial Statements and Supplementary Data and the risk factors identified in Item 1A. Risk Factors of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to the audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K, which was filed with Securities and Exchange Commission (the "SEC") on July 27, 2022. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
We are a renewable energy company specializing in the capture and conversion of biogas for the (i) production of RNG for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of electricity generated from renewable sources ("Renewable Power") for sale to utilities, (iii) generation and sale of Environmental Attributes (as defined below) associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The Biogas Conversion Projects currently use LFG and dairy manure as the source of the biogas. In addition, we have recently begun implementing design, development, and construction services for hydrogen Fueling Stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams. The term “Environmental Attributes” refers to federal, state and local government incentives in the United States, provided in the form of renewable identification numbers (“RINs,”) RECs, low carbon fuel standard (“LCFS”) credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. We separately design, develop, construct, operate and service Fueling Stations for vehicle fleets across the country that dispense RNG and/or CNG to displace diesel as a fleet transportation fuel.

As of the date of this report, we owned and operated 25 projects, seven of which are RNG projects and 18 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 3.9 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 118.6 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with four of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.
The Company was formerly known as Arclight Clean Transition Corp II ("Arclight"), which was a blank check company incorporated in Cayman Islands on January 13, 2021. Arclight was formed for the purpose of effecting a merger, share exchange, asset acquisition, reorganization or similar business combination with one or more businesses. OPAL Fuels LLC was formed in December 2020 as a wholly owned subsidiary of OPAL HoldCo under the laws of the State of Delaware. On December 31, 2020, Fortistar LLC and certain of its affiliated entities contributed their respective ownership interests in the following legal entities to OPAL Fuels in a common-control reorganization: TruStar Energy Holdings LLC, Fortistar RNG LLC, Fortistar Methane 3 Holdings LLC, Fortistar Methane 3 LLC, Fortistar Contracting LLC, and Fortistar Methane 4 LLC. On December 2, 2021, the Company, OPAL Holdco and OPAL Fuels entered into the Business Combination Agreement.
Business combination
On July 21, 2022, we completed the Business Combination. After giving effect to the Business Combination, the redemption of public shares as described below, the consummation of the related PIPE investment, and the separation of the former ArcLight units, there were (i) 25,671,390 shares of our Class A common stock issued and outstanding, (ii) 144,399,037 shares of our Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share (“Class B common stock”) issued and outstanding (shares of Class B common stock do not have any economic value but entitle the holder thereof to one vote per share) and (iv) no shares of our Class C common stock, par value $0.0001 per share, (“Class C common stock”) issued and outstanding (shares of Class C common stock entitle the holder thereof to five votes per share). The Class A common stock and warrants commenced trading on the Nasdaq Capital Market under the symbols “OPAL” and “OPALW,” respectively, on July 22, 2022.

Recent developments

Warrant exchange

On November 18, 2022, the Company announced the commencement of the Offer and consent solicitation relating to its outstanding (i) Public Warrants, and (ii) private placement warrants to purchase shares of Class A common stock (the “Private Placement Warrants”) and together with the public warrants, the (“Warrants”). The Company offered all holders of the warrants the opportunity to receive 0.250 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the warrants to amend the Warrant Agreement to permit the Company to require that each warrant that is outstanding upon the closing of the Offer be exchanged for 0.225 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”).

On December 22, 2022, the Company completed the exchange offer and issued 3,309,296 shares of Class A common stock in exchange for the warrants tendered in the Offer. Pursuant to the Warrant Amendment dated December 21, 2022, the Company effected the Post-Offer Exchange and issued 497,080 shares of Class A common stock. As a result of the completion of the Offer and the Post-Offer Exchange, there are no outstanding warrants. Accordingly, the public warrants were suspended from trading on the Nasdaq and delisted.

UPS Agreement

On December 15, 2022, the Company entered into the UPS Agreement pursuant to which the Company will provide operations and maintenance services to 51 UPS renewable natural gas dispensing stations across the United States. Under the terms of the agreement, the Company will receive an amount based on an agreed price per gas gallon equivalent dispensed at each station.

Senior Secured Credit Facility

On December 19, 2022, FM3, an indirect subsidiary of the Company, which is the borrower under the Senior Secured Credit Facility, dated as of September 21, 2015, provided by a lender group led by MUFG Union Bank Ltd, as administrative agent, and guaranteed by certain direct subsidiaries of FM3, and Opal Fuels, a direct subsidiary of the Company, and the other parties to the Senior Secured Credit Facility entered into the FM3 Amendment. The FM3 Amendment amended the Senior Secured Credit Facility, among other things, to (a) extend the maturity date of the obligations thereunder from December 20, 2022 to March 20, 2023, (b) permit Opal Fuels to purchase the rights and obligations of certain exiting lenders at par, (c) prepay a portion of the outstanding loans made by the remaining lenders and (d) permit the release of certain project company subsidiaries of FM3 from the collateral securing the obligations under the Senior Secured Credit Facility. Upon consummation of the FM3 Amendment, Opal Fuels holds approximately $45,000 of the outstanding loans under the FM3 Credit Agreement as an affiliate lender. On March 20, 2023, the Company repaid in full the remaining outstanding loan of $22,750.
OPAL Term Loan II

On August 4, 2022, OPAL Fuels Intermediate Holdco 2, an indirect wholly-owned subsidiary the Company, entered into the OPAL Term Loan II with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. The OPAL Term Loan II provides for an approximately two year DDTL Facility of up to a maximum aggregate principal amount of $100,000 and the DSR Facility of up to a maximum aggregate principal amount of $5,000. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors and the proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2,200 as financing fees to the lenders and incurred $1,376 as third party fees.
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a detailed description of all our accounting policies, see Note 2 Significant Accounting Policies, to our consolidated financial statements included herein.

Revenue Recognition

Renewable Power

We sell Renewable Power produced from LFG fueled power plants to utility companies through our PPAs. Revenue is recognized based on contract specified rates per MWh when delivered to the customer, as this considered to be completion of the performance obligation. Certain PPAs contain a lease element which we account for as operating lease revenue on a straight-line basis over the lease term. The Company utilizes commodity swap contracts to hedge against the unfavorable price fluctuations in market prices of electricity. The Company does not apply hedge accounting to these contracts. As such, unrealized and realized gain (loss) is recognized as component of Renewable Power revenues in the consolidated statement of operations.

Gas — Fuel Purchase Agreements

We own Fueling Stations for use by customers under fuel sale agreements. We bill these customers at an agreed upon price for each gallon sold and recognize revenue based on the amounts invoiced in according with the “right to invoice” practical expedient. These contracts may contain an embedded lease of the equipment which we account for as operating lease revenue. For some public stations where there is no contract with the customer, we recognize revenue at the point in time that the customer takes control of the fuel.

Interstate Gas Pipeline Delivery

We have agreements with two natural gas producers whereby we are contracted to transport the producers’ gas to an agreed delivery point on an interstate gas pipeline via our RNG gathering system. Revenue is recognized over time using the output method which is based on quantity of natural gas transported.

Environmental Attributes

We generate RECs, RINs, and LCFS credits. These Environmental Attributes are sold to third parties that utilize these credits in order to comply with federal and state requirements. Revenue is recognized at the point in time when the credits are transferred to and accepted by the third party buyer.

Operation and Maintenance

We have operating and maintenance agreements in which we are contracted to operate, maintain, and repair landfill site gas collection systems. Revenue is based on the volume of per million British thermal units (“MMBtu”) of landfill gas collected and the MWhs produced at that site. This revenue is recognized as Renewable Power revenue when landfill gas is collected and Renewable Power is delivered. In addition, we have O&M agreements in which we are contracted to maintain and repair Fueling Stations. Revenue is based on the volumes of GGEs of gas dispensed at the site. This revenue is recognized as Fuel Station Services revenue when the site dispenses volumes.

Construction Type Contracts — Third Party

We have various fixed price contracts for the construction of fueling stations for customers. Revenue from these contracts, including change orders, are recognized over time, with progress measured by the percentage of cost incurred to date to estimated total cost for each contract.

Impairment of Goodwill and Long-Lived Assets

Impairment of Goodwill

When a business is acquired, goodwill is recognized to reflect any future economic benefits that are not separately recognized, such as synergies. For purposes of impairment testing, GAAP requires goodwill to be allocated to reporting unit(s) at the acquisition date and to be tested for impairment at least annually, and in between annual tests whenever events or changes in circumstances indicate that the respective reporting unit’s fair value is less than its carrying value. Significant judgment is required when identifying the reporting units for goodwill allocation, during our assessment of relevant events and circumstances for qualitative impairment indicators, and when estimating the undiscounted cash flows of reporting unit(s) for quantitative impairment assessments.

Our goodwill impairment assessment is performed during the fourth quarter of each year or at the time facts or circumstances indicate that a reporting unit’s goodwill may be impaired. In conformity with GAAP, we generally first perform a qualitative assessment over whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine if a quantitative assessment is required. If, after performing the qualitative assessment, we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a quantitative test is required. Our qualitative assessment includes evaluation of relevant events and circumstances, such as, macroeconomic conditions, industry and market considerations, cost factors, overall performance, and other relevant events.

As part of our quantitative assessment, we estimate a reporting unit’s fair value based on the income approach. With this approach, the fair value measurement is based on significant inputs that are not observable in the market and thus the fair value measurement is categorized within Level 3 of the fair value hierarchy. Our assumptions include future cash flow projections, a discount rate range based on the weighted average cost of capital, and a terminal value based on a range of terminal earnings before interest, taxes, depreciation, and amortization.

Impairment of Long-Lived Assets

Our long-lived assets held and used with finite useful lives including plant equipment, buildings, patents, and PPAs are reviewed for impairment whenever events or changes in circumstances indicate that the asset group may not be recoverable. In determining the asset group, we assess the interdependency of revenues between assets, shared cost structures, the interchangeability of assets used in operations, and how assets are managed and utilized by the business. Events that may trigger a recoverability assessment include a significant adverse change in the extent or manner in which the long-lived asset group is being used or in its physical condition, and the expectation that, more likely than not, the long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. Our cash flow estimates reflect conditions and assumptions that existed as of the measurement date which is the same as the triggering event date. The assets are considered recoverable and an impairment loss is not recognized when the undiscounted net cash flows exceed the net carrying value of the asset group. If the assets are not recoverable, then an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. We base the fair value of our assets or asset groups off of the estimated discounted future cash flows using market participant assumptions. Assets disposed of are reported at the lower of the carrying amount or fair value less selling costs. Significant judgment is required when determining asset group composition, during our assessment of relevant events and circumstances, when determining an appropriate discount rate, and when estimating the undiscounted and discounted future cash flows of the asset group.

Based on our assessment for the year ended December 31, 2022, there is no impairment recorded on our Plant, Property and Equipment.

Fair Value Measurements

The objective of a fair value measurement is to estimate the exit price, which is the price that would be received to sell an asset or paid to transfer a liability that the Company holds, in an orderly market transaction at the measurement date. We follow GAAP guidance which establishes a three-tier hierarchy for inputs used in fair value measurements, as well as prioritizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs. In summary, level 1 inputs are considered the most observable inputs and are more specifically the unadjusted quoted price for identical assets or liabilities in an active market the Company has access to. Level 2 inputs are considered less observable inputs such as quoted prices for similar assets or liabilities in an active market the Company has access to. Lastly, level 3 inputs are unobservable inputs in which little to no market activity exists for the asset or liability at the measurement date. As such, level 3 estimates are subject to a more significant level of estimation uncertainty. Furthermore, when multiple inputs are used and are categorized in different levels of the input hierarchy, then the fair value measurement in its entirety is categorized in the same level as its lowest level input that is significant to the fair value measurement. Our assessment of the significance of an input to a fair value measurement requires judgment and may affect the fair value measurement’s placement in the fair value hierarchy.

Refer to Note 10. Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements, for details on our assets and liabilities regularly recorded at fair value and the respective placements in the fair value hierarchy.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company calculates the interim tax provision in accordance with the provisions of ASC Subtopic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes.
Refer to Note 16. Income taxes, to our consolidated financial statements, for additional information.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company relate to the useful lives of property, plant and equipment, the value of stock-based compensation and the fair value of derivatives including warrant liabilities, earnout liabilities, put option on a forward purchase agreement, interest rate swaps and commodity swap contracts. Actual results could differ from those estimates.

Key Factors and Trends Influencing our Results of Operations
The principal factors affecting our results of operations and financial condition are the markets for RNG, Renewable Power, and associated Environmental Attributes, and access to suitable biogas production resources. Additional factors and trends affecting our business are discussed in "Risk Factors" elsewhere in this report.
Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations

("RVOs") for D3 (cellulosic biofuel with a 60% greenhouse gas (“GHG”) reduction requirement) RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. The Environmental Protection Agency's issuance of timely and sufficient annual RVOs to accommodate the RNG industry's growing production levels is necessary to stabilize the RIN market.The EPA is required to set RVOs for 2023 and beyond and the EPA introduced proposed Set rule in December 2022 with rule finalization expected in June 2023. Until the rules and RVOs are finalized, this may create additional uncertainty as to RIN pricing. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon (with several other states also actively considering LCFS initiatives similar to those in California and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
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
Regulatory landscape
We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase demand for our products by providing incentives to purchase RNG and Environmental Attributes. These government policies are modified and in flux constantly and any adverse changes to these policies could have a material effect the demand for our products. For more information, see our risk factor titled "The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy." Government regulations have become increasingly stringent and complying with changes in regulations may result in significant additional operating expenses.
Seasonality
We experience seasonality in our results of operations. Sale of RNG may be impacted by higher consumption by some of our customers during summer months. Additionally, the price of RNG is higher during the fall and winter months due to increase in overall demand for natural gas during the winter months. Revenues generated from our renewable electricity projects in the northeast U.S., all of which sell electricity at market prices, are affected by warmer and colder weather, and therefore a portion of our quarterly operating results and cash flows are affected by pricing changes due to regional temperatures. These seasonal variances are managed in part by certain off-take agreements at fixed prices.
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
•RNG Fuel. The RNG Fuel segment includes RNG supply and dispensing activities as well as the associated generation and sale of commodity natural gas and environmental credits, and consists of:

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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of December 31, 2022 and 2021. No other single customer accounted for 10% or greater of our consolidated accounts receivable,net as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Customer A	16%	11%
Customer B	29%	—%
Customer D	—%	15%
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period (no other single customer accounted for more than 10% of consolidated revenues in these periods):

	Twelve Months Ended December 31,
	2022	2021
Customer A	14%	16%
Customer B	35%	—%
Customer C	—%	11%
Customer D	—%	18%
Results of Operations for the years ended December 31, 2022 and 2021:
Operational data
The following table summarizes the operational data achieved for the years ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021

RNG Fuel volume produced (Million MMBtus)	2.2	1.6
RNG Fuel volume sold (Million GGEs)	29.4	20.8
Total volume delivered (Million GGEs)	115.9	96.4
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design capacity (MMbtus per year) (1)	Source of bio gas	Ownership (2)
RNG projects in operation:
Greentree	1,061,712	LFG	100%
Imperial	1,061,712	LFG	100%
New River	663,570	LFG	100%
Noble Road (3)	464,499	LFG	50%
Biotown (3)	48,573	Dairy	10%
Pine Bend (3)	424,685	LFG	50%
Sunoma	192,350	Dairy	90%
Sub total	3,917,101

RNG projects in construction:
Prince William	1,725,282	LFG	100%
Hilltop	255,500	Dairy	100%
Vander Schaaf	255,500	Dairy	100%
Emerald	1,327,140	LFG	50%
Sapphire	796,284	LFG	50%
New England	318,514	LFG	100%
Sub total	4,678,220

Total	8,595,321
(1) The Design capacity represents the Company's proportional ownership in the project. Design capacity may not reflect actual production of RNG from the projects, which will depend on many variables including, but not limited to, quantity and quality of the biogas, operational up-time of the facility, and actual productivity of the facility.
(2) Certain projects have provisions that will adjust, or “flip,” the percentage of distributions to be made to us over time, typically triggered by achievement of hurdle rates that are calculated as internal rates of return on capital invested in the project.
(3) We record our ownership interests in these projects as equity method investments in our consolidated financial statements.
Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	RNG conversion candidate	Stage of RNG conversion

California 1	5.2	Yes	In Advanced Development Pipeline
California 2	6.1	No	N/A
California 3	3.0	No	N/A
California 4	3.2	No	N/A
California 5	1.8	No	N/A
California 6	1.6	No	N/A
California 7	6.5	No	N/A
California 8	6.5	No	N/A
Florida	2.9	No	N/A
Massachusetts 2	3.6	No	N/A
Michigan 1E(2)	28.9	Yes	In Construction
Michigan 3	6.3	Yes	In Advanced Development Pipeline
New York	5.9	No	N/A
North Carolina 1	14.4	Yes	In Advanced Development Pipeline
Pennsylvania	8.0	No	N/A
Prince William 1E (3)	1.9	Yes	In Construction
Prince William 2E (4)	4.8	Yes	In Construction
Virginia - Richmond	8.0	Yes	In Advanced Development Pipeline
Total	118.6
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
(3) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.”
(4) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.”

Comparison of the Years Ended December 31, 2022, and 2021
The following table presents the period-over-period change for each line item in the Company's consolidated statements of operations for the twelve months ended months ended December 31, 2022 and 2021 .

	Twelve Months Ended December 31,		$ Change	% Change
(in thousands)	2022	2021
Revenues:
RNG fuel	$126,830	$70,360	$56,470	80%
Fuel station services	69,240	50,440	18,800	37%
Renewable Power	39,461	45,324	(5,863)	(13)%
Total revenues	235,531	166,124	69,407	42%
Operating expenses:
Cost of sales - RNG fuel	78,953	41,075	37,878	92%
Cost of sales - Fuel station services	61,514	42,838	18,676	44%
Cost of sales - Renewable power	31,580	31,152	428	1%
Selling, general, and administrative	48,569	29,380	19,189	65%
Depreciation, amortization, and accretion	13,136	10,653	2,483	23%
Total expenses	233,752	155,098	78,654	51%
Operating income	1,779	11,026	(9,247)	(84)%
Other income (expense)
Interest and financing expense, net	(6,640)	(7,467)	827	11%
Change in fair value of derivative instruments, net	33,081	99	32,982	333%
Other income	1,943	—	1,943	100%
Loss on warrant exchange	(3,368)	—	(3,368)	100%
Income from equity method investments	5,784	2,268	3,516	155%
Gain on acquisition of equity method investment	—	19,818	(19,818)	100%
Gain on deconsolidation of VIEs	—	15,025	(15,025)	100%
Net income before provision for income taxes	32,579	40,769	(8,190)	(20)%
Provision for income taxes	—	—	—	—%
Net income	32,579	40,769	(8,190)	(20)%
Net income attributable to redeemable non-controlling interests	22,409	41,363	(18,954)	(46)%
Net loss attributable to non-redeemable non-controlling interests	(1,153)	(804)	(349)	43%
Paid-in-kind preferred dividends	7,932	210	7,722	3677%
Net income attributable to common stockholders	3,391	—	3,391	100%
Revenues
RNG Fuel
Revenue from RNG Fuel increased by $56.5 million, or 80%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. $18.0 million of this increase was attributable primarily to the impact of full year of Beacon revenues in 2022 versus only eight months in 2021. Additionally, revenues increased by $3.1 million from methanol pathway credits, $9.0 million increase from brown gas sales and $26.4 million increase from sale of environmental credits.
Fuel Station Services
Revenue from Fuel Station Services increased by $18.8 million, or 37%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This was primarily attributable to an increase of $15.5 million from fuel station construction projects which were completed into 2022, coupled with an incremental $1.6 million from increase in volumes at existing and new service sites and $1.7 million from sale of portable fueling stations.

Renewable Power
Revenue from Renewable Power decreased by $5.9 million, or 13%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was attributable primarily to a decrease of $5.1 million due to conversion of one of our electricity generation facilities into an RNG facility and a decrease of $0.8 million due to the closure of one of our electricity generation facilities as our gas rights agreement concluded.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $37.9 million, or 92%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was attributable primarily to the inclusion of full year of Beacon’s cost of sales upon consolidation in May 2021 resulting in an increase of $9.2 million, a $3.2 million increase in development costs for building new RNG facilities, $10.3 million increase from new RNG facilities such as Sunoma and New River, $14.7 million increase relating to increased dispensing fees from an increased volume of environmental credits generated and $0.7 million write down charges relating to our brown gas inventory to its net realizable value due to decrease in prices. Additionally, there were savings of $1.2 million from deconsolidation of Pine Bend and Noble Road as of December 31, 2021.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $18.7 million, or 44%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was attributable primarily to an increase in costs of $17.1 million for third-party construction projects completed in 2022 and an increase of $1.2 million in service from higher volumes dispensed.
Renewable Power
Cost of sales from Renewable Power marginally increased by $0.4 million, or 1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Selling, general, and administrative

Selling, general, and administrative expenses increased by a total of $19.2 million, or 65%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was attributable primarily to higher insurance expense of $5.1 million relating to the insurance policies for Arclight’s former directors and the Company’s current management, higher employee headcount and related compensation and benefit expenses of $6.9 million to support our organic growth year-over-year, a $3.7 million increase in professional fees related to audit, tax, legal and consulting fees, a $2.5 million increase in IT-related expenses, $0.8 million stock-based compensation expense and $0.4 million related to corporate governance expenses for a public company. These costs are related to setting up the administrative, compliance, and governance structure required for operating a public company which do not qualify for capitalization.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion increased by a total of $2.5 million, or 23%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily due to $2.0 million increase from two new RNG facilities coming online - Sunoma and New River, $0.4 million increase from amortization of right-of-use assets for finance leases from adoption of ASC 842, $0.6 million increase from downstream dispensing sites becoming operational offset by decrease in depreciation for Renewable Power business by $0.3 million.

Interest and financing expense, net
Interest and financing expenses, net decreased by $0.8 million, or 11%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease is primarily attributable to $2.9 million decrease in the Convertible Note Payable as a result of the favorable $2.9 million in change in fair market value as well as an increase in interest income of $2.0 million from the Note receivable and short term investments and $3.7 million was capitalized as part of Property, plant and equipment. These savings were offset by $1.0 million higher expense on the Senior Secured Credit Facility, $0.2 million higher interest expense on the OPAL Term Loan, $0.9 million increase in amortization of deferred financing costs, $1.8 million increase in Sunoma Loan as interest on Sunoma Loan was capitalized in 2021.
Change in fair value of derivatives, net
Change in fair value of derivatives, net increased by $33.0 million, or 333%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was attributable primarily to gain of $37.1 million on our earnout liabilities, change in fair value of contingent payment to a non-controlling interest of one our VIEs, change in fair value of interest rate swaps and put option, offset by negative change in fair value of warrant liabilities. These liabilities were recorded in the consolidated balance sheet upon completion of the Business Combination.
Other income
Other income increased by $1.9 million, or 100%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change is primarily related to a gain recognized on redemption of Note receivable.
Loss on warrant exchange
On December 22, 2022, the Company completed the exchange offer of outstanding Public Warrants and Private Warrants and issued 3,309,296 shares of Class A common stock in exchange for the warrants tendered in the Offer. Pursuant to the Warrant Amendment dated December 21, 2022, the Company exercised its right to exchange the remaining outstanding Warrants and issued 497,080 shares of Class A common stock on December 23, 2022. Following the completion of the exchange, the Public Warrants were suspended from trading on the Nasdaq and delisted. There are no longer any Warrants outstanding. The Company recorded $3,368 as loss on exchange of Warrants.
Income from equity method investments
Net income attributable to equity method investments increased by $3.5 million, or 155%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was attributable primarily to the increase in net income from Pine Bend, Noble Road and GREP that exceeded income from Beacon during comparable period in 2021. Upon the step acquisition of the 56% of controlling interest in Beacon in May 2021, the results of Beacon were consolidated in the financial statements. Pine Bend and Noble Road were deconsolidated as of December 31, 2021.
Gain on acquisition of equity method investment
The gain on acquisition of equity method investment decreased by $19.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was attributable primarily to the fair value adjustment resulting from our step acquisition of the remaining interest in Beacon in May 2021.
Gain on deconsolidation of VIEs
The gain on deconsolidation of VIEs decreased by $15.0 million, or 100% for the year ended December 31, 2022. This is primarily due to deconsolidation of Pine Bend and Noble Road as of December 31, 2021, which was not a recurring item in 2022.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests for the year ended December 31, 2022 and 2021 is $22.4 million and $41.4 million, respectively. The net income for the year ended December 31, 2022 reflects the net income belonging to OPAL Fuels equity holders prior to Business Combination for the period January 1, 2022 through July 21, 2022 and portion of net income belonging to OPAL Fuels equity holders from July 21, 2022 through December 31, 2022 based on pro-rata ownership.
Net loss attributable to non-redeemable non-controlling interests

Net loss attributable to non-redeemable non-controlling interests for the year ended December 31, 2022 increased by $0.3 million or 43%, compared to the year ended December 31, 2021. This reflects the joint venture partners' loss in those entities we sold a portion of our membership interests in certain RNG facilities which are consolidated in our financial statements. These entities for the year ended December 31, 2022, were Sunoma, Emerald, Sapphire and Central Valley. The entities accounted for as non-redeemable non-controlling interests for the year ended December 31, 2021 were Sunoma and Central Valley.
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
Redeemable preferred non-controlling interests carry an interest of 8% dividend payable quarterly either in cash or paid-in-kind for the first eight quarters at the option of the Company. The Company recorded the dividend payable of $7.9 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively as paid-in-kind dividends.

Liquidity and Capital Resources
Liquidity
As of December 31, 2022, our liquidity consisted of cash and cash equivalents including restricted cash of $77.2 million and $65.0 million of short term investments. Additionally, we entered into the OPAL Term Loan II where we have undrawn availability of $105.0 million. We also drew down on the remaining $10.0 million available under OPAL Term Loan I in March 2023.
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
As of December 31, 2022, we had total indebtedness excluding deferred financing costs of $170.4 million which primarily consists of $22.8 million under the Senior Secured Credit Facility, $28.5 million under the Convertible Note Payable, $96.1 million under the OPAL Term Loan, $0.1 million under the Municipality loan and $23.0 million under Sunoma Loan.
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
See Note 8. Borrowings, to our consolidated financial statements.

Cash Flows
The following table presents the Company's cash flows for the years ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided from operating activities	$(1,355)	$18,856
Net cash used in investing activities	(184,028)	(117,204)
Net cash provided from financing activities	220,550	125,014
Net increase in cash, restricted cash, and cash equivalents	$35,167	$26,666
Net Cash Provided by Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $1.4 million, a decrease of $20.2 million compared to net cash provided of $18.9 million for the year ended December 31, 2021. The decrease in cash provided by operating activities was primarily attributable to lower margins reducing our operating income year-over-year and higher transaction costs that were not capitalized associated with becoming a public company and negative working capital changes primarily related to accounts receivable.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $184.0 million, an increase of $66.8 million compared to the $117.2 million used in investing activities for the year ended December 31, 2021. This was primarily driven by cash invested in short term investments of $65.0 million, payments made for the construction of various RNG generation and dispensing facilities of $131.4 million as compared to $89.6 million in the prior year. These amounts were partially offset by proceeds from repayment of Note receivable of $10.9 million and lower distribution from equity method investment of $1.6 million.
Net Cash Provided by Financing Activities
Net cash provided from financing activities for the year ended December 31, 2022 was $220.6 million, an increase of $95.5 million compared to the $125.0 million provided from financing activities for the year ended December 31, 2021. The current year activity is primarily driven by proceeds received from the consummation of Business Combination of $138.9 million, issuance of redeemable preferred non-controlling interests for total proceeds of $100.0 million, proceeds from the OPAL Term Loan of $40.0 million, proceeds from the Sunoma Loan of $4.6 million and a capital contribution from a related party of $23.2 million related to a joint venture. This was offset by debt repayments of $58.6 million and $18.9 million on the Senior Secured Credit Facility and the OPAL Term Loan, respectively, and $8.3 million in financing costs.
Capital expenditures and other cash commitments
We require cash to fund our capital expenditures, operating expenses, working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new Fueling Stations and RNG production facilities; debt repayments and repurchases; maintenance of our electrification production facilities supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; any investments in other entities; any mergers or acquisitions, including acquisitions to expand our RNG production capacity; pursuing market expansion as opportunities arise, including geographically and to new customer markets; to fund other activities or pursuits and for other general corporate purposes.
As of December 31, 2022, we have budgeted for $231.0 million in capital expenditures for the next 12 months, of which $184.7 million is committed under existing contracts. These expenditures represent net capital expenditures to be incurred by the Company after expected contributions from our joint venture and non-controlling interest partners. They primarily relate to our development of new RNG facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.

In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 8. Borrowings and Note 9. Leases to our consolidated financial statements for additional information.
We plan to fund these expenditures primarily through cash on hand, cash generated from operations and availability under existing debt facilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not required to provide the information required by this Item as it is a “smaller reporting company.” However, we note that we are exposed to market risks related to Environmental Attribute pricing, commodity pricing, changes in interest rates and credit risk with our contract counterparties. We currently have no foreign exchange risk and do not hold any derivatives or other financial instruments purely for trading or speculative purposes.

We employ various strategies to economically hedge these market risks, including derivative transactions relating to commodity pricing and interest rates. Any realized or unrealized gains or losses from our derivative transactions are reported within corporate revenue and other income/expense in our consolidated financial statements. For information about our gains or losses with respect to our derivative transactions and the fair value of such financial instruments, see Note 10. Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption "Consolidated Financial Statements" as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer (our co- principal executive officers and principal financial officer, respectively), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the period covered by this report based on the material weakness in our internal control over financial reporting described below.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management including our co-chief executive officers and chief financial officer concluded that our internal control over financial reporting was ineffective as of December 31, 2022.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation and audit of our consolidated financial statements for each of the years ended December 31, 2022 and 2021, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented, or detected and corrected, on a timely basis.

The material weaknesses identified as of December 31, 2022 were as follows:

●    There is a lack of an adequate control environment, including internal communications, to allow for timeliness of reviews for the accounting and disclosures of significant transactions and contracts;

●    We did not have timely and effective reviews over standard account reconciliations and related accounting analysis which resulted in various audit adjustments that we corrected; and
●    Review controls over application of ASC-606 were not designed and implemented appropriately during the current year.
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this report for the years ended December 31, 2022 and 2021, are fairly presented, in all material respects, in accordance with GAAP.

Under “Changes in Internal Control over Financial Reporting” below, we describe our remediation plan to address the identified material weaknesses.

Changes in Internal Control Over Financial Reporting

The design and implementation of internal controls over financial reporting subsequent to our Business Combination has required and will continue to require significant time and resources from management and other personnel. The changes to our internal control over financial reporting commenced during the period covered by this report will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating company we have become as a result of the Business Combination. We continue to implement controls within our internal control environment to not only remediate the material weaknesses but also improve our financial reporting process.

As outlined below, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans

We have developed and begun executing on a plan to remediate these material weaknesses. During 2022, we have remediated one material weakness from prior year. We hired additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting; we continue to implement formal processes, policies and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls; and designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills. Additionally, we strengthened our controls around segregation of duties, access controls in our financial reporting system and disabled the functionality for the same employee to prepare and post journal entries. We have implemented controls to ensure that account reconciliations are reviewed by an independent person who has technical knowledge and financial reporting competence.

    While we believe these efforts are likely to remediate the material weaknesses identified, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses identified, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our securities. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

ITEM 9B. OTHER INFORMATION

Short-Term Incentive Plan

On March 23, 2023, the Board adopted the Company’s Short-Term Incentive Plan (the “STIP”), the purposes of which are to (i) recognize outstanding performers who have contributed significantly to the Company’s success and to the success of such performers’ respective business units; (ii) align corporate goals and strategy to executive compensation strategy; and (iii) provide a compensation environment that will attract, retain and motivate key employees of the Company and its subsidiaries and affiliates.

The STIP shall be managed and administered by the Compensation Committee; provided, that the Compensation Committee may delegate to one or more of its members or to one or more executive officers of the Company, the authority to take any action or exercise any discretion under the STIP with respect to any employee or participant other than the Company’s chief executive officer or any Section 162(m) Covered Employee (as defined in 26 U.S.C. §162(m)(3)). In administering the STIP, the Compensation Committee shall have the authority (i) to interpret and construe the STIP, and to determine all questions that may arise as to eligibility for participation in the STIP; (ii) to adopt rules and regulations for the operation and administration of the STIP; and (iii) to take any other action not inconsistent with the provisions of the STIP that it may deem necessary or appropriate.

Beginning in calendar year 2023, for each calendar year (a “Plan Year”), the Compensation Committee will select those employees of the Company (and its subsidiaries and affiliates) that are eligible for participation in the STIP (if any). Unless otherwise specified in an award agreement, a participant must be employed in good standing on the payment date of the applicable award for any Plan Year in order to be eligible to receive payment with respect to such award for such Plan Year. Notwithstanding the foregoing, if a participant terminates employment in connection with and/or within 24 months following the effective date of a Change in Control (as defined in the STIP), such participant shall be eligible to receive a prorated award for the Plan Year in which such Change in Control occurs, and for the full amount of such award if such termination occurs after such Plan Year, but before payment otherwise is due with respect thereto; provided that such termination was not a Discharge for Cause or a voluntary resignation without Good Reason (as such terms are defined in the STIP). If a participant’s termination occurs following the occurrence of a Change in Control, in no event shall the amount of such award prior to proration be less than the amount paid to such participant under the STIP for the preceding Plan Year.

STIP awards are based on a target award opportunity equal to either (i) a percentage of the participant’s base salary for the applicable Plan Year; or (ii) a specific dollar amount, in each case, which may be earned upon the achievement of certain prescribed performance objectives (the “Corporate Performance Objectives”). Such Corporate Performance Objectives shall be established by the Compensation Committee for the applicable Plan Year during the first ninety (90) days of such Plan Year. The Compensation Committee shall assign a percentage weight to each Corporate Performance Objective, and the aggregate weight assigned to all Corporate Performance Objectives for each Plan Year shall equal one hundred percent (100%); provided, however, that the Compensation Committee may assign different weightings to the Corporate Performance Objectives for each participant or for classes of participants.

While Corporate Performance Objectives shall not be subject to revision or alteration under normal business conditions, under unusual conditions (including, without limitation a Change in Control (as defined in the STIP), the declaration and distribution of stock dividends or stock splits, mergers, consolidation or reorganizations, acquisitions or dispositions of material business units, pandemics or other unforeseeable acts of God, or infrequently occurring or extraordinary gains or losses), the Compensation Committee may reestablish the Corporate Performance Objectives to maintain as closely as possible the previously-established expected level of performance of the participants.

No later than sixty (60) days following the end of each Plan Year, the Compensation Committee will certify the Company’s performance relative to the Company Performance Objectives for such Plan Year. Each participant’s award shall be determined by multiplying either (i) the participant’s target percentage of base salary for the Plan Year; or (ii) the specific dollar amount established as the participant’s target award by the percentage or ordinal “score” determined by applying the matrix, formula or methodology established by the Compensation Committee, as described above, as adjusted, if applicable to take into account such subjective and objective factors as the Compensation Committee deems appropriate, including, but not limited to, the extent to which the participant’s individual performance met expectations. Individual awards under the STIP shall be paid no later than March 31 of the year immediately following the Plan Year. Unless the Compensation Committee otherwise determines, awards shall be payable in cash.

For all other terminations, unless otherwise provided in the specific terms of an award agreement, or in the provisions of a written employment agreement and/or change in control/retention agreement, the Compensation Committee shall have the authority to determine whether a participant who ceases employment prior to the end of a Plan Year shall be eligible to receive a prorated award for such Plan Year.

Prorated awards for any Plan Year shall be calculated by dividing the applicable annual award by twelve and multiplying the result by the number of months of the participant’s service during the Plan Year, rounded up to the next highest whole month if the Participant continued to provide services on the 15th (14th in the case of February) day of the month of termination. Payment with respect to any such prorated award shall be made at the same time as other awards for such Plan Year are paid.

The Board may amend, revise, suspend or terminate the STIP, in whole or in part, at any time; provided that such amendment, revision, suspension or termination may not have a materially negative effect on any awards with respect to the then-current Plan Year or any prior Plan Year.

The STIP is intended to be exempt from the regulatory requirements of ERISA. The STIP is governed by the laws of the State of Delaware. Notwithstanding any provisions of the STIP, any award received by a participant pursuant to the STIP (or any other compensation received by such participant) which is subject to recovery under any applicable law, government regulation or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such authority), shall be subject to such deductions and clawback as may be required to be made pursuant to such authority or any policy adopted by the Company pursuant to such authority on or following the effective date of the STIP.

The foregoing does not purport to be a complete description of the STIP and is qualified in its entirety by the form of the STIP filed herewith as Exhibit 4.4 and incorporated herein by reference.

Form of Stock Option Award Agreement

On March 8, 2023, the Compensation Committee approved the Company’s form of stock option award agreement (the “Stock Option Award Agreement”). The Stock Option Award Agreement governs the issuance of stock options (the “Stock Options”) to members of the Board and certain eligible employees and officers of the Company pursuant to the 2022 Plan.

The foregoing does not purport to be a complete description of the Stock Option Award Agreement and is qualified in its entirety by the form of Stock Option Award Agreement filed herewith as Exhibit 4.5 and incorporated herein by reference.

Form of Performance-Based Restricted Stock Unit Agreement

On March 8, 2023, the Compensation Committee approved the Company’s form of performance-based restricted stock unit agreement (the “Performance Restricted Stock Unit Agreement”). The Performance Restricted Stock Unit

governs the issuance of performance-based restricted stock units (the “PRSUs”) to members of the Board and certain eligible employees and officers of the Company pursuant to the 2022 Plan.

The foregoing does not purport to be a complete description of the Performance Restricted Stock Unit Agreement and is qualified in its entirety by the form of the Performance Restricted Stock Unit Agreement filed herewith as Exhibit 4.6 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors of the Registrant

Our business and affairs are managed by or under the direction of our board, which is comprised of seven directors.
The directors of our board are as follows:

Name	Position with OPAL	Age
Mark Comora	Chairman	81
Nadeem Nisar	Director	50
Marco F. Gatti	Director	39
Kevin M. Fogarty	Director	57
Betsy L. Battle	Director	68
Scott Dols	Director	58
Ashok Vemuri	Director	54

The following is a brief biography of each director of our board.

Mark S. Comora has served as a director of the Company since December 2020. Mr. Comora is the Founder and President of Fortistar. Since founding Fortistar in 1993, Mr. Comora has led Fortistar’s growth in the decarbonization of power generation, transportation fuels, and industrial processes. Mr. Comora is the chairman of Fortistar’s management and investment committees. Additionally, Mr. Comora currently serves as a member of the Board of Managers at Braven Environmental, LLC (“Braven Environmental”). Mr. Comora is an Officer and Member of the Board of the American Museum of Fly Fishing, the former Chairman of the Board of Directors of Fortistar Sustainable Solutions Corp., and a past member of the board of directors of the Independent Power Producers of New York and the board of directors of the Equipment Leasing Association and Leasing Foundation. Mr. Comora is a CPA and has an MBA from Columbia University and a BA from the University of Michigan. Mr. Mark Comora is the father of Mr. Adam Comora, our Co-Chief Executive Officer.

Nadeem Nisar has served as a director the Company since December 2020. Mr. Nisar has also served as a Managing Director of Fortistar since July 2008, where he serves as Head of Fortistar’s Investment Team. Mr. Nisar is a member of Fortistar’s management and investment committees which oversee the operations of Fortistar’s portfolio companies. Mr. Nisar serves on the board of directors of several of Fortistar’s portfolio companies, including CarbonFree Chemicals LLC, Braven Environmental and Pellucere Technologies. Since joining Fortistar in 2008, Mr. Nisar has been executing Fortistar’s successful long-term strategy of sponsoring control investments in large scale power generation and energy infrastructure companies as well as leading Fortistar’s growth equity investments in biofuels, carbon capture and circular economy sectors. Prior to Fortistar, Mr. Nisar was a member of Deutsche Bank AG’s Power & Utilities group and Credit Suisse Securities (USA) LLC’s M&A and Global Energy teams where he advised on $30 billion in M&A and $20 billion in financing transactions. Mr. Nisar has a BS in Electrical Engineering from Washington University and a BA in Physics and Economics from Ohio Wesleyan University.

Marco F. Gatti has served as a director of the Company since July 2022. currently serves as a Managing Director of ArcLight Capital. Mr. Gatti joined ArcLight Capital in 2018 and has 11 years of energy and private equity experience. Previously, Mr. Gatti served as the Chief Financial Officer of ArcLight Clean Transition Corp. I (Nasdaq: ACTC) from September 2020 to June 2021 when it completed a business combination. Prior to joining ArcLight Capital, Mr. Gatti spent five years as a Vice President in the Energy group at Warburg Pincus, where he focused on the sourcing, execution and portfolio management of equity investments in the energy and heavy industry sectors. Prior to joining Warburg Pincus in 2013, Mr. Gatti worked at Bain Capital, McKinsey & Company and Praxair between 2007 and 2012. Mr. Gatti earned a Master of Business Administration from the Wharton School of the University of Pennsylvania, a Master of Science in Mechanical Engineering from the University of Minnesota and a Bachelor of Science in Mechanical Engineering from Politecnico di Milano.

Kevin M. Fogarty has served as a director of the Company since July 2022. Mr. Fogarty retired from Kraton Corporation, Inc. (“Kraton”), where since 2008 he served as President, Chief Executive Officer and Director, following Kraton’s sale to DL Chemical in March 2022. Kraton is a $2B leading global sustainable producer of specialty polymers and high-value biobased products derived from pine wood pulping co-products. Before joining Kraton, Mr. Fogarty spent 14 years with the Koch Industries, Inc. family of companies, where he held a variety of roles, including President for Polymer and Resins at Invista and President of KoSa’s Polymer and Intermediaries business. Mr. Fogarty joined the Board of Directors at Ecovyst Inc. (NYSE:ECVT), a leading integrated global provider of specialty catalysts and services, in April 2022, currently serving as non-executive Chairperson of the Board, and Chairperson of the Nominating and Corporate Governance Committee. Since 2012, Mr. Fogarty has served on the Board of Directors of Glatfelter Corporation (NYSE:GLT), a leading global supplier of sustainable, cellulosic-based engineered materials, currently serving as non-executive Chairperson of the Board and previously having served as lead independent director from 2018 through 2021. Mr. Fogarty previously served on the Board of Directors of the American Chemistry Council from 2017 through 2022. Mr. Fogarty graduated from Dalhousie University, in Halifax, Nova Scotia with a Bachelor of Engineering in 1990.

Betsy L. Battle has served as a director of the Company since July 2022. Ms. Battle has served since 2009 as Founding Partner and Chief Investment Officer of Lone Peak Partners Management, LP, an investment firm registered with the SEC and NFA. Ms. Battle also serves as a director and member of the audit committee of Williams Rowland Acquisition Corp.Prior to her founding Lone Peak Partners Management, LP, she was Director of Manager Selection and a member of the Management Committee at Soros Fund Management LLC. Over her eight years there, she not only managed multibillion dollar portfolios of external hedge funds for the Quantum group of funds and George Soros, but also built the manager selection and due diligence processes as well as the multi-manager portfolio construction and monitoring methodologies. Prior to Soros Fund Management, she held positions at Bankers Trust, Citicorp and JP Morgan, primarily as a manager in Global Sales and Trading. She currently serves on the Board of Directors of the University of North Carolina Kenan-Flagler Business School Foundation Board, the Board of Directors of the Breast Cancer Research Foundation, the International Advisory Board of Carolina Performing Arts, as well as a Fellow with the Keenan Institute of Private Enterprise, and a member of the President’s Council of the Peconic Land Trust. Ms. Battle received a BA from the University of North Carolina at Chapel Hill in 1976.

Scott Dols has served as a director of the Company since July 2022. Mr. Dols is the CEO of several waste-related companies. Mr. Dols is the Founder and, since 2002, has served as CEO of Big Truck Rental, which is a provider of new refuse and roll off rental trucks and provides waste haulers access to the latest model trucks. Mr. Dols is also a past Chairman of the National Waste & Recycling Association and currently serves on the Supplier Board of Governors. Mr. Dols also currently sits on the board of the Environmental Research & Education Foundation, which provides research and educational initiatives that translate directly into action for sustainable waste management practices.

Ashok Vemuri has served as a director of the Company since July 2022. Mr. Vemuri also serves on the board of directors of Version 1, and served as the Chairman of the board of directors of OSG Billing from July 2020 to September 2022. He also serves on the board of directors of Version 1, and served as the Chairman of the board of directors of OSG Billing from July 2020 to September 2022. He also served as Chief Executive Officer and a Director of Conduent Incorporated, a global digital interactions company, from the company’s inception as a result of the spin-off from Xerox Corporation in January 2017 through August 2019. He previously served as Chief Executive Officer of Xerox Business Services, LLC and as an Executive Vice President of Xerox Corporation from July 2017 to December 2017. Prior to that, he was President, Chief Executive Officer, and a member of the Board of Directors of IGATE Corporation, a New Jersey-based global technology and services company now part of Capgemini, from 2013 to 2015. Before IGATE, Mr. Vemuri spent fourteen years in a variety of leadership and business development roles at Infosys, a multinational consulting and IT services company, where he joined as a business development manager and rose to serve as a member of the board. Mr. Vemuri is a member of the CEO Action for Diversity & Inclusion. He holds a Bachelor of Science degree from St. Stephen’s College, Delhi, and received his MBA from the Indian Institute of Management, Ahmedabad. Mr. Vemuri has

served as a director for The Kroger Co. (NYSE: KR) since 2019, where he sits on the Audit and Financial Policy Committees.

Meetings of the Board of Directors

The Board of Directors held six meetings in 2022. Each Director attended at least 75% of the aggregate meetings of the Board of Directors, and meetings held by all committees on which such Director served, during the period for which such Director served. The Board of Directors met in executive session four times during 2022. Directors are invited and expected to attend the Company’s Annual Meeting of Shareholders.

Director Independence

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board has determined that Mr. Gatti, Mr. Fogarty and Mr. Vemuri are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Controlled Company Exemption

Mr. Comora, through his control of OPAL Holdco, beneficially owns a majority of the voting power of all outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that director nominees must either be selected, or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We may utilize these exemptions, and you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on the board’s independence determination with respect to its then-current directors, we may be required to add additional directors to its board in order to achieve such compliance within the applicable transition periods.

Director Terms

Each director was appointed to our board in connection with the closing of the business combination and holds his or her office until the 2023 Annual Meeting of Stockholders or until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.

Committees of the Board

Our board maintains a standing audit committee (“Audit Committee”) and compensation committee ("Compensation Committee"). The respective members and functions of the committees are described below. Current charters describing the nature and scope of the responsibilities of each of the Audit Committee and Compensation Committee are posted on our website at www.opalfuels.com under the heading "Corporate Governance" and are available in print upon request to OPAL Fuels Inc., One North Lexington Ave, 14th floor, White Plains, New York - 10601.

Audit Committee

Our Audit Committee consists of Mr. Gatti, Mr. Fogarty and Mr. Vemuri. Each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Vemuri, as a member of our Audit Committee, qualifies as an

“audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq. As directed by its written charter, which was adopted on July 21, 2022, the Audit Committee is responsible for, among other duties, appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company’s proxy statement; providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and discussing with management polices with respect to risk assessment and risk management. In addition, the Board of Directors has tasked the Audit Committee with reviewing transactions with related parties. The Audit Committee held four meetings during fiscal year 2022.

Compensation Committee

Our Compensation Committee consists of Mr. Mark Comora, Mr. Nadeem Nisar, Mr. Ashok Vemuri and Mr. Kevin Fogarty. Mr. Vemuri and Mr.Fogarty qualify as the independent directors under the applicable NASDAQ rules. As directed by its written charter, which was approved on December 1, 2022, the Compensation Committee, among other duties, makes recommendations to the Board of Directors as to the Company’s general compensation strategy; reviews and approves the selection of the Company's peer companies for executive and Board compensation assessment purposes; reviews and approves the corporate goals and objectives and evaluates the Company's performance on an annual basis; reviews and recommends to the Board all forms of compensation (including any awards granted under compensatory plans); evaluates and recommends to the Board, the compensation of the Company’s Co-Chief Executive Officers and other executive officers; and reviews and approves employment, severance or change in control agreements. In addition, the Compensation Committee evaluates and recommends, for approval by the Board of Directors, the appropriate level of compensation and fees for Board Committee service by non-employee directors. The Compensation Committee held one meeting during fiscal year 2022.

How Our Compensation Decisions Are Made

Role of the Board of Directors and Compensation Committee

The Company’s executive compensation is determined by the Company’s Compensation Committee. Historically, the Chairman of our board and the boards of directors of our predecessor companies have been responsible for setting the compensation of our Co-Chief Executive Officers and Chief Financial Officer, and for working with our Co-Chief Executive Officers to set the compensation for the other executive officers.

Our Board of Directors is responsible for establishing and administering our executive compensation and equity incentive programs. This duty of the Board of Directors has been delegated to the Compensation Committee in accordance with the Compensation Committee’s charter. The Compensation Committee reviews executive performance to establish compensation and approves appropriate modifications to the named executive officers’ compensation. The Compensation Committee evaluates and recommends, for approval by the Board of Directors, the annual compensation of the non-employee directors and oversees the equity compensation plans.

Role of the compensation consultant

During the last fiscal year, the Compensation Committee retained Korn Ferry to act as its compensation consultant to assist in its evaluation of executive and director compensation. Specifically, Korn Ferry (i) reviewed the Company’s existing compensation programs; (ii) performed market assessment of base salaries, annual bonuses and long-term incentives for the Company’s executive leadership team; (iii) developed a long-term incentive plan for the Company’s executive leadership team; (iv) reviewed director compensation programs; and (v) provided an overview of U.S. compensation practices and market practices.

The Compensation Committee reviewed the independence of Korn Ferry from management and determined that the compensation consultant was independent.

Role of Management

The Compensation Committee has sole authority to establish annual compensation for the Company’s named executive officers, and none of the named executive officers determines his/her own pay.

Code of Ethics

Our Board adopted a Code of Business Conduct and Ethics on July 21, 2022 (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officers, principal financial officer and principal accounting officer, which is available on our website at https://investors..opalfuels.com/corporate-governance/documents-charters. Our Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with members of the Board of Directors, including reporting any concerns related to governance, corporate conduct, business ethics, financial practices, legal issues and accounting or audit matters in writing addressed to the Board of Directors, or any such individual Directors or group or committee of Directors by either name or title in care of: General Counsel of OPAL Fuels Inc., One North Lexington Ave, 14th floor, White Plains, New York - 10601.

All communications received as set forth above will be opened by the office of our General Counsel for the sole purpose of determining whether the contents represent a message to our Directors. Materials that are unrelated to the duties and responsibilities of the Board of Directors, such as solicitations, resumes and other forms of job inquiries, surveys and individual customer complaints, or materials that are unduly hostile, threatening, illegal or similarly unsuitable will not be distributed, but will be made available upon request to the Board of Directors, a committee of the Board of Directors or individual Directors as appropriate, depending on the facts and circumstances outlined in the communication.

Board of Directors Leadership Structure

We recognize that different Board of Directors leadership structures may be appropriate for the Company during different periods of time and under different circumstances. We believe that our current Board of Directors leadership structure is suitable for us because it allows us to consider a broad range of opinions in the course of our Board of Directors deliberations, including those with knowledge of the Company’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

Our Board of Directors are led by our chairman who contributes significantly to the development and implementation of our business strategy; facilitating communications among our directors; developing meeting agendas in consultation with the management and provide leadership and guidance to the management.

The Role of the Board of Directors in Risk Oversight

Senior management is responsible for assessing and managing the Company’s various exposures to risk on a day-to-day basis, including the creation of appropriate risk management programs and policies. The Company has developed a consistent, systemic and integrated approach to risk management to help determine how best to identify, manage and mitigate significant risks throughout the Company.

The Board of Directors is responsible for overseeing management in the execution of its responsibilities, including assessing the Company’s approach to risk management. The Board of Directors exercises these responsibilities periodically as part of its meetings and also through two of its committees, each of which examines various components of enterprise risk as part of its responsibilities. The Audit Committee has primary responsibility for addressing risks relating to financial matters, particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting. The Compensation Committee has primary responsibility for risks and exposures associated with the Company’s compensation policies, plans and practices, regarding both executive compensation and the compensation structure generally, including whether it provides appropriate incentives that do not encourage excessive risk taking. An overall review of risk is inherent in the Board of Directors’ evaluation of the Company’s long-term strategies and other matters presented to the Board of Directors. The Board of Directors’ role in risk oversight of the Company is consistent with the Company’s leadership structure; the Co-CEOs and other members of senior management are responsible for assessing and managing the Company’s risk exposure, and the Board of Directors and its committees provide oversight in connection with those efforts.

Executive Sessions

Consistent with our corporate governance guidelines, the non-employee directors of the Board of Directors regularly hold executive sessions. The Audit Committee, in accordance with its charter, meets separately with our executives at regular intervals or as otherwise deemed appropriate throughout the year to review our financial affairs, and meets separately in sessions with the independent auditors at such times as the Audit Committee deems appropriate to fulfill its responsibilities under its charter. The independent directors met in executive sessions four times during 2022.

EXECUTIVE OFFICERS

Our named executive officers are:

Name	Position with OPAL	Age
Adam Comora	Co-Chief Executive Officer	51
Jonathan Maurer	Co-Chief Executive Officer	63
Ann Anthony	Chief Financial Officer	56
John Coghlin	General Counsel	56
Scott Edelbach	Executive Vice President	52
Anthony Falbo	Chief Operating Officer	56
David Unger	Executive Vice President	53

Adam Comora has served as Co-Chief Executive Officer of the Company since it was formed in December 2020. From February 2011 until January 1, 2022, Mr. Comora was with Fortistar, a privately-owned investment firm that provides capital to build, grow and manage companies that address complex sustainability challenges, where among other positions he served as President and Chief Executive Officer of TruStar Energy (now the dispensing and monetization segment of OPAL Fuels). Prior to joining Fortistar, Mr. Comora was a partner at EnTrust Capital, an asset management firm based in New York City from 1998 to 2011 where he was an integral part of the investment team managing long only equities, a long/short strategy, and a fund of funds. While at EnTrust, assets under management grew from $1 billion to $6 billion. Prior to EnTrust, Mr. Comora was an Analyst and Associate at JP Morgan Investment Bank from 1994 to 1998. Mr. Comora received his Bachelor of Arts in Economics and Government from Cornell University.

Jonathan Maurer has served as the Co-Chief Executive Officer of the company since it was formed in December 2020. Previously, Mr. Maurer worked for over thirty years at our parent company, Fortistar, a privately-owned investment firm that provides capital to build, grow and manage companies that address complex sustainability challenges. There he was Managing Director and Co-Head of Fortistar’s Investment Team and led all management and investment activities associated with Fortistar’s renewable natural gas, landfill gas to power, and biomass energy investments. Mr. Maurer also served as a member of Fortistar’s management and investment committees. Prior to Fortistar, Mr. Maurer was a commercial banker with JP Morgan Chase & Co. Mr. Maurer has an MBA from Columbia Business School and a Bachelor of Arts from St. Lawrence University.

Ann Anthony has served as Chief Financial Officer of the Company since April 2021. Prior to joining the Company, from November 2019 to April 2021, Ms. Anthony was the Chief Financial Officer and Secretary of Key Capture Energy, LLC, a start-up private equity funded battery storage company where she was responsible for managing all financial and human resource processes for the start-up company. Before joining Key Capture Energy, LLC, Ms. Anthony served from 2008 to 2019 in various capacities with South Jersey Industries, Inc, then public energy services holding company, most recently leading finance, and accounting as the Principal Financial Officer of SJI Utilities and Vice President and Treasurer of South Jersey Industries, Inc, then public registrant. Ms. Anthony received her Master of Business Administration and her Bachelor of Science in Finance from St. Joseph’s University.

John Coghlin has served as General Counsel of the Company since June 2021. From 2014 until May 2021, Mr. Coghlin served as Senior Vice President and General Counsel of Colt Defense LLC, a manufacturing firm based in West Hartford, Connecticut. From 2007 to 2014, he served as the Chief Operating Officer and General Counsel at Healthcor Group, a global registered investment advisor. Prior to Healthcor, Mr. Coghlin served as Senior Vice President and General Counsel of the Operations Division of Citizens Financial Group. He began his career as an associate with the law firm of Rogers & Wells. Mr. Coghlin received his Juris Doctorate from Boston College School of Law and his Bachelor of Arts from Tufts University.

Scott Edelbach has served as Executive Vice President of the Company since December 2020. Mr. Edelbach was a founder of TruStar Energy which was formed in 2009. Prior to joining TruStar Energy, Mr. Edelbach worked at Oshkosh Truck Corporation for 18 years where his last position was Vice President of the Refuse Division. At Oshkosh Truck Corporation, Mr. Edelbach led the company to become the first major original equipment manufacturer in the U.S. to build and integrate natural gas fuel systems into large class 8 trucks. He was part of the development teams creating heavy duty electric hybrid chassis and utility bodies, such as garbage trucks and concrete mixers, that were to be used for commercial application nationally and in European markets. Mr. Edelbach received his Bachelor’s in Business Management from Southwestern University.

Anthony Falbo has served as Chief Operating Officer of the Company since April 2021. From 2006 until April 2021, Mr. Falbo served in a similar capacity as Senior Vice President at Fortistar. He has over 36 years of experience working in the energy sector, both in the management of operating energy facilities as well as in construction management. During his time at Fortistar, Mr. Falbo participated in the acquisition of over 30 landfill gas-to-energy power projects and developed a best-in-class operating team. Prior to joining Fortistar, from 1991 to 2006, he served as an electrical power generation Supervisor for NAES Corporation. From 1985 to 1991, Mr. Falbo worked in the U.S. Navy Nuclear Power Program onboard submarines. Mr. Falbo received his Bachelor of Science from State University of New York Empire State College, where he continues his Master level coursework.

David Unger has served as Executive Vice President of the Company since December 2020. Mr. Unger served at Fortistar from February 2018 until January 1, 2022, where he served as a Senior Vice President. Mr. Unger previously worked for Waste Management, Inc. for 23 years and developed their renewable natural gas (RNG) and compressed natural gas (CNG) monetization lines of business. Mr. Unger has developed over 70 renewable energy facilities, including RNG, landfill gas (LFG) to electricity, and solar. Mr. Unger managed Waste Management’s California CNG truck assets, monetizing both internally produced RNG and third-party sourced RNG. In 2015 and 2016, Mr. Unger was selected to Waste Management’s “Circle of Excellence” for outstanding achievement. Mr. Unger has a Bachelor of Sciences in Renewable Natural Resources from the University of Connecticut and a Master of Business Administration from the University of New Haven.

Our executive officers are elected annually and serve at the discretion of the Board of Directors. Except as described elsewhere in this annual report on Form 10-K, there are no family relationships among any of our executive officers and directors. There have been no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. There are no arrangements or understandings with another person pursuant to which any of our executive officers or directors were selected as an executive officer or director. None of our current directors or executive officers have been, during the past 10 years, involved in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

The following section describes our compensation program for 2022 and compensation of our Co-Chief Executive Officers and other two most highly compensated executive officers (collectively, the “Named Executive Officers” or “NEOs”) during 2022. For 2022, the following individuals were our named executive officers (each a "Named Executive Officer" or "NEO"):

•Adam Comora, Co-Chief Executive Officer

•Jonathan Maurer, Co-Chief Executive Officer

•John Coghlin, General Counsel

•Scott Edelbach, Executive Vice President

Detailed information on the compensation for our NEOs is presented in the following tables and accompanying narrative.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-equity incentive compensation ($) (3)	All other compensation ($) (4)	Total ($)
Adam Comora, Co-Chief Executive Officer	2022	506,731	650,000	595,500	—	—	1,752,231
	2021	396,366	750,000	—		19,500	1,165,866
Jonathan Maurer, Co-Chief Executive Officer	2022	500,000	650,000	595,500	—	25,596	1,771,096
	2021	380,519	750,000	—		26,000	1,156,519
Scott Edelbach, Executive Vice President	2022	304,756	185,000	79,400	1,309,174	9,939	1,888,269
	2021	293,623	202,366	—	—	11,593	507,582
John Coghlin, General Counsel	2022	360,769	200,000	198,500	—	10,161	769,430
	2021	181,731	131,250	—	—	2,154	315,135

(1) Includes cash discretionary bonuses paid to NEOs for 2022 and 2021. Please see additional information below in the section "Annual Incentives".

(2) On October 4, 2022, the Company granted time-based restricted stock units convertible into Class A common stock to all NEOs. The amounts shown above reflect the aggregate grant date fair value of such awards computed in accordance with the FASB's ASC Topic 718. The assumptions used in calculating these amounts are incorporated herein by reference to Note 17. Stock based compensation, to the Company's consolidated financial statements, set forth elsewhere in this report.

(3) The amount in this column represents the incentive compensation earned by Mr.Edelbach based on meeting certain performance metrics for the period from January 1, 2020 to December 31, 2022, as further described below in the "Long-Term Incentives" section.

(4) The amounts shown in this column represent matching contributions under the terms of our 401(k) plan paid by us on behalf of each NEO.
Narrative Disclosure to the Summary Compensation Table
For the 2022 fiscal year, our compensation program consisted primarily of the following elements: base salary, short-term annual incentive awards, long-term equity incentives and benefit and perquisite programs.

Base Salary

Historically, we have provided base salary as a fixed source of compensation for our executive officers. Base salaries for NEOs are established based on the scope of their responsibilities, competencies and their prior relevant experience, taking into account compensation paid in the market for similar positions, the market demand for such NEOs and the NEO’s total compensation package. Base salaries are reviewed annually, based on each NEO’s success in meeting or exceeding individual objectives and on our financial performance. Additionally, base salaries can be adjusted as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive’s role or responsibilities, as well as to maintain market competitiveness.

Annual Incentives

Our compensation program for NEOs and other executive officers includes eligibility for annual cash bonuses. Annual bonuses were determined in the sole discretion of our Compensation Committee and Board of Directors, based upon the Company meeting its business and financial objectives generally and its annual financial performance targets in particular, as well as each NEO’s individual performance. Based on the review of the NEOs’ performance by our Compensation Committee, our Board awarded the NEOs annual bonuses in the amounts set forth in the Summary Compensation Table above.

Long-Term Incentives

2022 Omnibus Equity Incentive Plan

The Company adopted the 2022 Omnibus Equity Incentive Plan which was approved by our shareholders on July 21, 2022. The Compensation Committee believes that the effective use of long-term, stock-based incentive compensation is integral to the Company’s success and is vital to its ability to achieve strong performance in the future and, therefore, delivers a portion of each executive’s incentive compensation in the form of equity. These awards are intended to align the interests of our executives with those of our shareholders, enhance the personal stake of executive officers in the growth and success of the Company, provide an incentive for the executive officers’ continued service at the Company, and provide an opportunity for executives to increase their stock ownership levels.

In addition, pursuant to the Long-Term Incentive Plan Award Agreement between Mr. Edelbach and OPAL Fuel Station Service LLC, a Delaware limited liability company and subsidiary of the Company, Mr. Edelbach is eligible to receive a base cash award in 2023 for the performance period lasting from January 1, 2020 through December 31, 2022 with a target value of $1,250,000 and a maximum value of $2,250,000. The actual incentive compensation is based on meeting certain performance metrics such as signing certain construction contracts with one major customer, new fuel purchase agreements, new dispensing contracts for RNG, environmental credits, new service and maintenance contracts as well as a discretionary amount as approved by the Compensation Committee.

Equity Awards

In October 2022, the Company awarded Restricted Stock Units as celebratory awards to all of its employees including its NEOs upon the occasion of the Company successfully completing the Business Combination and becoming a public company. All the Restricted Stock Units vest 100% on the first anniversary date.

Historically, prior to the Business Combination, Fortistar granted units intended to be treated as “profits interests” for U.S. federal income tax purposes to certain of the Company's executives through one of its feeder entities with such profits interests awards tracking the performance of the applicable predecessor companies of the Company (such awards, the “Parent Equity Awards”). Participants were entitled to participate in pro-rata distributions from such predecessors of Opco during their employment. Effective as of December 31, 2020, the Parent Equity Awards were restructured to track the performance of the Company. Following the termination of their employment, their unvested Parent Equity Awards shall be forfeited, as further described in the governing documents of the applicable feeder entities. The Parent Equity Awards held by the NEOs remain outstanding during the NEOs’ employment with us post-Business Combination, however, the NEOs are no longer be eligible to receive any future Parent Equity Awards. No Parent Equity Awards were issued in the 2022 Fiscal Year.

Employee Benefits.

We provide standard health, dental, and disability insurance benefits to our executive officers, on the same terms and conditions as provided to all eligible employees. We do not offer a deferred compensation plan or pension plan and do not provide executive perquisites that are not generally available on a non-discriminatory basis to all of our employees.

401(k) Savings Plan

We provide all qualifying full-time employees with the opportunity to participate in our tax-qualified 401(k) savings plan. Our named executive officers participate in this plan on the same basis as our other full-time employees.

Employment Agreements

No NEO of the Company is a party to an employment agreement, Further, no NEOs are entitled to compensation upon a change in control or termination, provided, however, that upon a change in control of Opco, each NEO shall be entitled to payment with respect to such NEO’s Parent Equity Awards in the amounts set forth in the table entitled “Outstanding Equity Awards at Fiscal Year End” (assuming such change in control occurred on December 31, 2022, and other conditions described in footnote 9 to such table are met).
Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Restricted Stock Units That have not Vested ($) (9) (10)
Adam Comora, Co-Chief Executive Officer (1)	75,000	546,000
(2)(3)	0.43%	5,032,841
(2)(4)	0.14%	1,675,849
(2)(5)	0.16%	1,917,846
(2)(6)	0.16%	1,917,846
Jonathan Maurer, Co-Chief Executive Officer (1)	75,000	546,000
(2)(3)	0.29%	3,355,325
(2)(4)	0.10%	1,117,265
(2)(5)	0.11%	1,278,809
(2)(6)	0.11%	1,278,809
John Coghlin, General Counsel (7)	25,000	182,000
Scott Edelbach, Executive Vice President (8)	10,000	72,800
(1) On October 4, 2022, the Company granted 75,000 Restricted Stock Units to the recipient, which vest 100% on October 3, 2023, subject to continued employment with the Company on applicable vesting date.
(2) Parent Equity Awards entitle recipients to indirectly receive a percentage of the profits (“Profits Portion”) received by Fortistar from investment in OPAL Fuels LLC, after the repayment of the capital contributed to OPAL Fuels LLC by Fortistar. This column represents, as of December 31, 2022, a percentage of OPAL Fuels LLC which is approximately equal to such Profits Portion.
(3) This Parent Equity Award represents a grant to the applicable recipient on February 25, 2019, and which vests ratably on each of the first five (5) anniversaries of the date of grant.
(4) This Parent Equity Award represents a grant made to the applicable recipient on May 15, 2019, and which vests ratably on each of the first five (5) anniversaries of the date of grant.

(5) This Parent Equity Award represents a grant made to the applicable recipient on July 24, 2020, and which vests ratably on each of the first five (5) anniversaries of the date of grant.

(6) This Parent Equity Award represents a grant made to the applicable recipient on August 4, 2020, and which vests ratably on each of the first five (5) anniversaries of the date of grant.
(7) On October 4, 2022, the Company granted 25,000 Restricted Stock Units to the recipient, which vest 100% on October 3, 2023, subject to continued employment with the Company on applicable vesting date.
(8) On October 4, 2022, the Company granted 10,000 Restricted Stock Units to the recipient, which vest 100% on October 3, 2023, subject to continued employment with the Company on applicable vesting date.
(9 The market value of the unvested restricted stock units was calculated by multiplying the number of shares underlying such awards outstanding as of December 31, 2022 by the closing price of Class A Common Stock as of December 31, 2022, which was $7.28 per share (the "Closing Price").
(10) The Market Value of Parent Equity Awards represents the value of the Profits Portion assuming that (i) all of the equity or assets or OPAL Fuels LLC was sold for fair market value on December 31, 2022, (ii) the proceeds of such sale were distributed to the equity holders of OPAL Fuels LLC (which, in turn distributed such amounts to their owners), and (iii) Fortistar received full repayment of its capital contributed to OPAL Fuels LLC.
Director Compensation Table

The following Director Compensation Table sets forth the compensation of our Directors for the fiscal year ending December 31, 2022.

Name	Fee earned or paid in cash ($) (1)	Stock awards ($) (2)	Total ($)
Mark Comora	30,326	80,393	110,719
Nadeem Nisar	29,076	80,393	109,469
Scott Dols	26,576	80,393	106,969
Betsy Battle	26,576	80,393	106,969
Marco F Gatti	33,220	80,393	113,613
Kevin Fogarty	35,720	80,393	116,113
Ashok Vemuri	37,935	80,393	118,328
Total	219,429	562,751	782,180

(1) The amounts shown in this column are prorated for the fees earned from July 21, 2022 when the Company went public.
(2) On October 4, 2022, the Company granted 10,125 time-based restricted stock units convertible into Class A common stock to each of the non-employee directors. The amounts shown above reflect the aggregate grant date fair value of such awards computed in accordance with the FASB's ASC Topic 718. The assumptions used in calculating these amounts are incorporated herein by reference to Note 17. Stock based compensation, to the Company's consolidated financial statements, set forth elsewhere in this report.

Narrative to Director Compensation Table

Prior to the closing of the Business Combination, none of the members of our board received any compensation for services as a director. As directors on our board post-Business Combination, all non-employee directors are paid as members of our board, and, if applicable, as members of any committee of our board, certain annual retainers as determined by our board.

The following non-employee director compensation program has been approved for the fiscal year 2022:

Each non-employee director shall be entitled to an annual cash retainer in the amount of $60,000. For each committee of our board upon which a non-employee director serves as a member, he or she shall be entitled to receive an additional cash retainer in the amount of $10,000 (or $15,000 in the case of the Audit Committee). For each committee upon which a non-employee director serves as both a member and a chairperson, such director shall be entitled to receive an additional payment in the amount of $5,000.

On an annual basis, each non-employee director shall be entitled to receive an equity award in the form of restricted stock units of OPAL Fuels. The number of shares subject to such awards shall be determined by dividing $135,000 by the Fair Market Value (as defined in our 2022 Omnibus Equity Incentive Plan (or its successor plan)) of our common stock on the date of grant of such award.

Each non-employee director will also be reimbursed for reasonable travel and other business expenses incurred in connection with attending meetings of our board and its committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee consists of Mark Comora, Nadeem Nisar, Kevin M.Fogarty and Ashok Vemuri, none of whom were at any time during the year ended December 31, 2022 an officer or employee of the Company or any of our subsidiaries. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or on our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

We have one active equity compensation plan, our Equity Incentive Plan. The Equity Incentive Plan provides for the grant of stock options (incentive and non-qualified), stock awards (including RSUs), stock appreciation rights and cash awards. We have reserved an aggregate 19,811,726 shares of common stock for issuance under our Equity Incentive Plan, plus an annual increase on the first day of each calendar year during the 10-year term of the Equity Incentive Plan, equal to the lesser of (i) five percent (5%) of the shares of our Class A common stock, Class B common stock, Class C common stock and Class D common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (ii) such lesser number of shares as determined by our Board, subject to adjustment for stock dividends, reorganizations, or other changes in our capital structure. Shares underlying any portion of an award that is cancelled, terminates, expires, or lapses for any reason are generally returned to the available pool under the Equity Incentive Plan. Shares attributable to (a) shares of common stock upon the exercise of incentive stock options that are subsequently forfeited or repurchased, or (b) awards transferred under any award transfer program, shall not again be available for grant under the Equity Incentive Plan.

The following table sets forth the number of shares of common stock subject to outstanding options, RSUs, warrants and other convertible securities into share rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2022.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (1)	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in Column (A) )
Equity compensation plan approved by stock holders	422,349	$—	19,389,377
Equity compensation plans not approved by stockholders	—	$—	—

(1) Includes 422,349 shares subject to outstanding RSUs under the Equity Incentive Plan. The weighted average exercise price in column (B) does not take these RSUs into account.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding the beneficial ownership of our Class A common stock and Class D common stock by:

•each person who is the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or our Class D common stock;

•each of the Company’s named executive officers and directors; and

•all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of the date of this annual report.

Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares.

The beneficial ownership of Class A common stock is based on 27,644,699 shares of our Class A common stock issued and outstanding and 144,399,037 shares of our Class D common stock issued and outstanding as of March 27, 2023. When computing the number of shares of common stock beneficially owned and the percentage ownership of a person, we include shares of common stock underlying securities held by that person that are convertible or exercisable or will become convertible or exercisable within 60 days of March 27, 2023, but we do not include those shares of common stock underlying such securities when computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Number of Class A common stock beneficially owned	% of Class A common stock beneficially owned	Number of Class D common stock beneficially owned	% of Class D common stock beneficially owned	% of Total Voting Power
Directors and officers:
Adam Comora	—	—	—	—	—
Jonathan Maurer	15,000	*	—	—	*
Scott Edelbach	—	—	—	—	—
John Coghlin	—	—	—	—	—
Marco F.Gatti	—	—	—	—	—
Kevin M. Fogarty (2)	50,000	*	—	—	*
Betsy Battle	—	—	—	—	—
Scott Dols	—	—	—	—	—
Mark Comora (3)	880,600	3.19%	144,399,037	100%	96.43%
Nadeem Nisar	10,000	*	—	—	*
Ashok Vemuri	—	—	—	—	—
All directors and officers as a group ( 15 persons) (4)	961,923	3.48%	144,399,037	100%	96.44%
Five Percent Holders:
Entities affiliated with Mark Comora (3)	880,600	3.19%	144,399,037	100%	96.43%
ArcLight CTC Holdings II, L.P. (5)	8,251,324	29.85%	—	—	*
ARCC Beacon LLC (6)	3,059,533	11.07%	—	—	*
Mendocino Capital LLC (7)	2,500,000	9.04%	—	—	*
Entities affiliated with Electron (8)	1,800,000	6.51%	—	—	*
Nyera II Limited (9)	1,500,000	5.43%	—	—	*
Entities affiliated with Encompass Capital Advisors (10)	2,983,139	10.79%	—	—	*
Zimmer Partners, LP (11)	2,054,183	7.43%	—	—	*
Barclays PLC (12)	4,085,122	14.78%	—	—	*
*Represents less than 1%

(1) Unless otherwise noted, the business address of each of the directors and officers is One North Lexington Avenue, 14th Floor, White Plains, New York 10601.

(2) Shares are held by GBBH Family Limited Partnership.

(3) Consists of (i) 142,377,450 shares of Class D common stock owned of record by OPAL HoldCo, (ii) 2,021,587 shares of Class D common stock owned of record by Hillman and (iii) 880,600 shares of Class A common stock owned by Fortistar LLC (“Fortistar”), but excludes an aggregate of 9,794,752 shares of Class D common stock potentially issuable to OPAL Holdco or Hillman (a total of 9,657,625 with respect to OPAL Holdco and 137,127 with respect to Hillman) in connection with certain potential earnout payments under the Business Combination Agreement. OPAL Holdco and Hillman collectively own of record 100% of the issued and outstanding shares of Class D common stock as of the date of this table. Each of OPAL Holdco and Hillman are controlled, through Fortistar and certain of its subsidiaries, by Mr. Mark Comora. Accordingly, Mr. Mark Comora is deemed to have beneficial ownership of the securities held by each of OPAL Holdco, Hillman and Fortistar. The shares of Class D common stock owned of record by Hillman are pledged to a bank in connection with certain indebtedness owing to such bank. See “Certain Relationships and Related Party Transactions — Hillman Restructuring”. Shares of Class D common stock may be converted into shares of Class A common stock as further discussed in “Description of Securities — Common Stock — Class D common stock.” The business address of each of Mr. Comora, OPAL Holdco, Hillman and Fortistar is One North Lexington Avenue, 14th Floor, White Plains, New York 10601.

(4) Excludes 302,187 restricted stock units issued to these individuals on October 3, 2022.

(5) Consists of shares of Class A common stock held directly by ArcLight CTC Holdings II, L.P. (“Sponsor”). Daniel R. Revers has voting and investment discretion with respect to the securities held by Sponsor, and thus may be deemed to have beneficial ownership of such securities. Mr. Revers expressly disclaims any such beneficial ownership of such securities, except to the extent of his individual pecuniary interests therein. The parties hold shared voting and dispositive power over such shares. The business address of Sponsor and Mr. Revers is 200 Clarendon Street, 55th Floor, Boston, Massachusetts 02116.

(6) The business address of ARCC Beacon LLC is 245 Park Avenue, 43rd Floor New York, New York 10167.

(7) The business address of Mendocino and NextEra is 700 Universe Boulevard, Juno Beach, Florida 33408.

(8) Consists of (i) 1,060,088 shares of Class A common stock held by Electron Global Master Fund LP (“EGMF”), (ii) 695,913 shares of Class A common stock held by Electron Infrastructure Master Fund LP (“EIMF”), (iii) 30,628 shares of Class A common stock held by Boothbay Absolute Return Strategies, LP (“BARS”) and (iv) 13,371 shares of Class A common stock held by AGR Trading SPC-Series Segregated Portfolio (“AGR”). James Shaver is the managing member of the general partners of EGMF and EIMF, and as such may be deemed to beneficially own the shares of Class A common stock held by EGMF and EIMF. Boothbay Fund Management LLC is the investment manager of BARS. AC Investment Management, LLC is the investment manager of AGR. James Shaver may be deemed to have investment discretion and voting power over shares of Class A common stock held by the BARS and AGR. The parties hold shared voting and dispositive power over such shares The business address of EGMF, EIMG and Mr. Shaver is 10 East 53rd Street, 19th Floor, New York, New York 10022. The business address of BARS is 140 East 45th St., 14th Floor, New York, New York 10017. The business address of AGR is 1350 Avenue of the Americas, Suite 2300, New York, New York 10019.

(9) Consists of 1,500,000 shares of Class A common stock. Benjamin Wasem, Pantelitsa Georgiade and Vasiliki Papalli (the “Nyera Principals”) each has voting and investment discretion with respect to the securities held Nyera II Limited (“Nyera”), and thus may be deemed to have beneficial ownership of such securities. Each of the Nyera Principals expressly disclaims any such beneficial ownership of such securities, except to the extent of their individual pecuniary interests therein. The business address of Nyera and the Nyera Principals is 8 Stasinou Avenue, Photos Photiades Business Centre, Office 401, 1060 Nicosia, Cyprus.

(10) Consists of (i) 1,638,655 shares of Class A common stock which are held by certain fund entities and managed accounts for which Encompass Capital Advisors, LLC (“Encompass Advisors”) exercises investment discretion, and (ii) 1,344,484 shares of Class A common stock which are held by certain fund entities and managed accounts for which Encompass Capital Partners LLC (“Encompass Partners”) exercises investment discretion. Todd Kantor, as the managing member of Encompass Advisors, may also be deemed to beneficially own such securities. The parties hold shared voting and dispositive power over such shares. The business address of Encompass Advisors, Encompass Partners and Mr. Kantor is 200 Park Avenue, 11th Floor, New York, New York 10166.

(11) According to Schedule 13G, filed on February 9, 2023 by Zimmer Partners, LP, Zimmer Financial Services Group LLC, Zimmer Partners GP, LLC, and Stuart J. Zimmer (the “Zimmer Parties”), the business address of the Zimmer Partners Parties is 9 West 57th Street, 33rd Floor, New York, NY 10019. The Zimmer Parties share voting and dispositive power over 2,054,183 shares of Class A common stock.

(12) According to Schedule 13G, filed on January 30, 2023 by Barclays PLC and Barclays Bank PLC (the "Barclays Parties"), the business address of such parties is 1 Churchill Place, London, E14 5HP, England. The Barclays Parties hold 4,085,122 shares of Class A common stock, with each party holding 2,042,561 shares of Class A common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock. Based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, together with information known to the company, the Company believes that during the fiscal year ended December 31, 2022, these persons timely complied with the applicable Section 16(a) requirements, with the exception of the following: Ashok Vemuri filed one late report covering one transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Audit Committee Charter provides for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the Audit Committee. The Audit Committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

IT Services Agreement

OPAL Fuels LLC ("Opco"), a wholly owned subsidiary of the Company has entered into a Master Services Agreement with CoStar Partners LLC (“CoStar”). CoStar is controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Comora, including Fortistar and certain of its affiliated entities other than Opco. Prior to the closing of the Business Combination, Mr. Comora was Chairman of the board of managers of Opco and, thereafter became our Chairman of the Board. He is also the Founder and President of, and sole member in, Fortistar. Mr. Nadeem Nisar, also a former member of the board of Opco and a current member of our board, is a Managing Director of Fortistar and also serves as a member of Fortistar’s management and investment committees which oversee the operations of Fortistar’s portfolio companies. The Chief Executive Officer of CoStar is Mr. David Comora, who is the son of Mr. Mark Comora and the brother of Mr. Adam Comora who served as Co-Chief Executive Officer of Opco and is currently serving in the same capacity at OPAL. In addition, Mr. Adam Comora, Mr. Jonathan Maurer, Mr. Anthony Falbo and Mr. David Unger, at the time this Master Services Agreement was signed, served as executive officers of Opco and also served at Fortistar. Pursuant to this Master Services Agreement, CoStar provides certain information technology and consulting services and support to Opco. In consideration of the performance of these certain services, Opco has agreed to compensate CoStar approximately $150,000 per month. This amount may increase in the event Opco requests additional services under the Master Services Agreement. The term of this agreement is thirty-six months from the effective date of June 1, 2021 unless terminated sooner. CoStar has the right to terminate this agreement in whole or in part upon Opcos’ failure to cure any monetary default or default of any non-monetary material provision after a combined forty days of written notice from CoStar to Opco. Opco, on the other hand, may terminate this agreement in its entirety in the event that CoStar defaults in the performance of the services and such default is not cured within forty-five days of written notice from Opco of such default.

Administrative Services Agreement

Opco has entered into an Administrative Services Agreement with Fortistar Services 2 LLC (“FS2”). FS2 is controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Comora, including Fortistar and certain of its affiliated entities other than us. Prior to the closing of the Business Combination, Mr. Comora was Chairman of the board of Opco, and, thereafter, became the Chairman of our board. He is also the Founder and President of, and sole member in, Fortistar. Mr. Nadeem Nisar, also a former member of the board of Opco and a current member of our board, is a Managing Director of Fortistar and also serves as a member of Fortistar’s management and investment committees which oversee the operations of Fortistar’s portfolio companies. In addition, Mr. Adam Comora, Mr. Jonathan Maurer, Mr. Anthony Falbo and Mr. David Unger, at the time this Administrative Services Agreement was signed, served as executive officers of Opco and also served at Fortistar. Pursuant to this Administrative Services Agreement, Opco pays the applicable standard hourly rate for each professional of FS2’s personnel for administrative and support services; and FS2 pays the applicable standard hourly rate for each professional of Opco for technical, engineering, analytical, regulatory and other consulting services to FS2 or its affiliates in the event so requested from time to time. Additionally, Opco pays FS2 an agreed upon fixed monthly costs for its portion of administrative office space and equipment. The term of this agreement is thirty-six months from the effective date of December 31, 2020 unless terminated sooner. The agreement will terminate (i) upon the dissolution of either party; (ii) the expiration of the term where one party has provided notice of non-renewal; or (iii) at any time, at either party’s option upon thirty days’ written notice if the non-terminating party is grossly negligent in its performance of its duties or willfully breaches this agreement, the non-terminating party acts fraudulently in the performance of its duties, or immediately, without notice, if the non-terminating party initiates bankruptcy proceedings.

Indemnification and Hold Harmless Agreement

Opco has entered into an indemnification and hold harmless agreement with Fortistar, dated December 31, 2020. Prior to the closing of the Business Combination, Mr. Comora was Chairman of the board of Opco, and, thereafter, became Chairman of our board, is the Founder and President of, and sole member in, Fortistar. Mr. Nadeem Nisar, also a former member of the board of Opco and a current member of our board, is a Managing Director of Fortistar and also serves as a member of Fortistar’s management and investment committees which oversee the operations of Fortistar’s portfolio companies. In addition, Mr. Adam Comora, Mr. Jonathan Maurer, Mr. Anthony Falbo and Mr. David Unger, at the time this agreement was signed, served as executive officers of Opco and also served at Fortistar. The indemnification and hold harmless agreement requires Opco, on behalf of itself or any of its direct or indirect subsidiaries, to use its best efforts to repay and perform all of its outstanding liabilities and obligations, indemnify and hold Fortistar harmless from and against any and all payments, commitments, liabilities, losses, damages, expenses and costs of whatsoever nature by reason of or arising out of any credit support arrangements, including guarantees of repayment of debt, commitments to provide equity capital, and commitments to fund certain royalty payments in the event a project is not completed by a specific date or if a project does not deliver minimum annual contracted volumes of RNG, related to (i) several of Opco projects, namely the New River RNG LLC Project, the Noble Road RNG LLC Project and the Pine Bend RNG LLC Project and (ii) any such credit support arrangements that Fortistar may in the future so provide for the benefit of Opco. As of July 31, 2022, the approximate dollar amounts related to such credit support arrangements in existence by Fortistar under this indemnification and hold harmless agreement was (a) $0 in connection with outstanding loan guaranties (because the underlying loan had been repaid), (b) an aggregate of $14,500,000 in equity capital commitments related to three projects under construction, (c) $5,000,000 in aggregate payments if Opco fails to meet minimum delivery requirements for RNG related to the Noble Road RNG Project, and (d) certain “make whole” payments consisting of potential annual royalty payments if New River RNG Project was not completed by a date certain, which amounts are no longer at risk as the New River Project was completed prior to the required date. None of the foregoing amounts were due and payable at December 31, 2022, as none of the conditions upon which Fortistar would be required to perform on behalf of Opco under the indemnification and hold harmless agreement existed as of the date hereof.

Flue Gas Off take and Preferred Partner Agreement

Opco has entered into an agreement with CarbonFree Chemical Holdings, LLC (“CarbonFree”), a leading carbon capture business. Mr. Mark Comora, through Fortistar and certain of its affiliated entities other than OPAL, owns more than 10% of the voting equity of CarbonFree. Prior to the closing of the Business Combination, Mr. Comora was Chairman of the board of Opco, and, thereafter, became Chairman of our board, is also the Founder and President of, and sole member in, Fortistar. Mr. Nadeem Nisar who is a Managing Director of the managing member of CarbonFree, was also a former member of the board of Opco and a current member of our board. Mr. Nisar is a Managing Director of Fortistar and also serves as a member of Fortistar’s management and investment committees which oversee the operations of Fortistar’s portfolio companies Pursuant to the agreement with CarbonFree, which was entered into on November 29, 2021, both parties agreed that within 180 days of the date of the agreement they will cooperate to pursue the development of a carbon capture plant adjacent to a potential Opco RNG production location. If at the end of the 180 day period it is determined that it is not commercially reasonable to pursue the development of such plant at the location, the parties have agreed to cooperate to identify one or more alternative locations within 240 days of the date of the agreement. In the event both parties deem a project commercially viable and desirable, they will begin undertaking their respective responsibilities to implement the project. The parties have agreed that the construction of any such carbon capture plant shall commence by the end of 2022. If constructed, each plant will use CarbonFree’s proprietary technology to capture CO₂ from the flue gases produced by the adjacent Opco RNG production facility, transforming it into solid carbonate materials.

Pursuant to this agreement, CarbonFree is responsible for all costs associated with site procurement, planning, development, construction, maintenance and operation of any carbon capture plant constructed at the proposed sites and the maintenance and operation of all “downstream” systems of the projected flue gas pipeline interconnection system. Opco is responsible for procuring access to the land needed for the plant, providing engineering support to design and construct the interconnection system and supplying all available historical data analyzing flue gas from the relevant RNG plant. CarbonFree is entitled to retain all payments and revenue generated by the carbon capture plant, including any carbon credit payments. Opco is entitled to 80% of the value on any improvement of its CI score under the California LCFS system or other similar state program. Further, CarbonFree will be Opco’s preferred provider of carbon capture technology and Opco will be CarbonFree’s preferred provider of RNG where it has the legal right to designate such a provider. The agreement will terminate on the later of (i) November 28, 2024, or (ii) a date agreed upon in writing. Neither party may transfer, assign or delegate their rights or obligations without the other’s prior written consent.

Hillman Restructuring

On December 11, 2020, Hillman, Hillman Power Company LLC (“Hillman Power”), and Customers Bank, among others, entered into a Loan and Guaranty Agreement (the “Customers Loan Agreement”) pursuant to which Customers Bank extended to Hillman Power a term loan pursuant to the Main Street Lending Program in the aggregate original principal amount of $30,000,000 in accordance with the terms, and subject to the conditions, of the Customers Loan Agreement. Hillman and Hillman Power are controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Comora, including Fortistar and certain of its affiliates other than Opco. Prior to the closing of the Business Combination, Mr. Comora was Chairman of the board of Opco, and, thereafter, became Chairman of our board. He is also the Founder and President of, and sole member in, Fortistar. Mr. Nadeem Nisar and Mr. Jonathan Maurer each serve as a manager and each maintains a pecuniary interest in, a limited liability company that indirectly owns a passive equity investment in Hillman, Mr. Nisar, also a former member of the board of Opco and a current member of our board, is a Managing Director of Fortistar and also serves as a member of Fortistar’s management and investment committees which oversee the operations of Fortistar’s portfolio companies. Prior to the closing of the Business Combination, Mr. Maurer served as Co-Chief Executive Officer of Opco Fuels and is currently serving in the same capacity with us. Prior to being appointed of Co-Chief Executive Officer of OPAL in 2021, Mr. Maurer served as a Managing Director of Fortistar.

In connection with the Customers Loan Agreement, Hillman pledged its interests in the following Opco related subsidiaries: (i) its 11.1% minority equity ownership interest in CV RNG Holdings LLC, (ii) 50.0% equity ownership interest in Noble Road HoldCo LLC, (iii) 30.0% minority equity ownership interest in Pine Bend HoldCo LLC, and (iv) 50.0% equity ownership interest in Sunoma HoldCo LLC (collectively, the “Pledged Membership Interests”).

On November 29, 2021, Opco and Hillman entered into an Exchange Agreement pursuant to which Hillman transferred the Pledged Membership Interests in exchange for the issuance of equity ownership interests in Opco (collectively, the “OPAL Fuels Membership Interests”) consisting of (i) 14 Common Units (representing 1.4% of the current outstanding common membership interests in Opco) and (ii) 300,000 Series A-1 Preferred Units of Opco, which are redeemable after four years at the option of Hillman for an aggregate redemption price of $30,000,000, plus accrued and unpaid dividends thereon (collectively, the “Exchange”).

On November 29, 2021, Hillman Power, Hillman and Customers Bank entered into a Limited Consent and First Amendment to Loan and Guaranty Agreement (the “Limited Consent”) pursuant to which Customers Bank consented to the Exchange, amended the Customers Loan Agreement and released its security interest in the Pledged Membership Interests (the “Lien”). Pursuant to the Limited Consent, the Lien shall automatically attach to the OPAL Fuels Membership Interests and Customers Bank shall have a first priority, perfected security interest in and Lien on all Hillman’s rights, title and interest in and to the OPAL Fuels Membership Interests.

Opco Reorganization

OPAL Holdco and Opco were formed as Delaware limited liability companies on December 30, 2020 (using their former names Acceler8 Holdings LLC and Acceler8 LLC, respectively), with OPAL Holdco owning all of the equity interests in Opco. Through a series of contributions and assignments, on December 31, 2020, the equity owners of Fortistar Contracting LLC, Fortistar Methane 3 Holdings LLC, Fortistar RNG LLC, Fortistar Services LLC, Gas Recovery Systems, LLC Minnesota Methane LLC and TruStar Energy LLC (the “Opco Reorganized Entities”) contributed and assigned their equity ownership interests in these Opco Reorganized Entities (and, correspondingly, the subsidiary interests of each of these entities) to OPAL Holdco and, ultimately, Opco, resulting in the current organizational structure of Opco and its subsidiaries (the “Opco Fuels Reorganization”). Prior to the Opco Fuels Reorganization, each of the Opco Reorganized Entities were controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Comora, including Fortistar and certain of its affiliates other than Opco. Prior to the closing of the Business Combination, Mr. Comora was Chairman of the board of Opco and, thereafter, became Chairman of our board. Mr. Comora, through his indirect control of OPAL Holdco, continued to control Opco and OPAL Holdco immediately following the Opco Fuels Reorganization and OPAL Holdco continued to own all of the equity interests in Opco immediately following the Opco Fuels Reorganization. In addition, as part of the earlier described contributions and assignments related to TruStar Energy LLC, Mr. Adam Comora, the former Co-Chief Executive Officer of Opco and our current Co-Chief Executive Officer, Mr. Scott Edelbach, the former Executive Vice President of Opco and our current Executive Vice President of OPAL, and Mr. Scott Dols, a former member of the board of Opco and current member of our board, contributed and assigned their equity ownership in TruStar Energy LLC, which ownership did not confer control in the entity, in exchange for noncontrolling equity interests in a limited liability company outside the organizational structure of Opco and its subsidiaries.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, (i) ArcLight, (ii) Sponsor, (iii) Opco, (iv) each executive officer of ArcLight and (v) the Class B shareholders of ArcLight entered into the Sponsor Letter Agreement, pursuant to which, among other things, (i) each Class B Shareholder agreed to vote in favor of each of the transaction proposals to be voted upon at the meeting of ArcLight shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) each Class B Shareholder agreed to waive any adjustment to the conversion ratio set forth in the governing documents of ArcLight or any other anti-dilution or similar protection with respect to the ArcLight Class B ordinary shares (including those resulting from the transactions contemplated by the Subscription Agreements (as described below)), (iii) each Class B Shareholder agreed to be bound by certain transfer restrictions with respect to his, her or its shares in ArcLight prior to the Closing, (iv) Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing of the Business Combination) to vesting and forfeiture conditions relating to the volume-weighted average price targets for Class A common stock sustained over a period of 60 months following the closing of the Business Combination and (v) Sponsor agreed to pay ArcLight’s transaction expenses to the extent they exceeded $26,000,000 in connection with the Business Combination.

Transactions with NextEra

Issuance of redeemable preferred non-controlling interests

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. As of December 31, 2021, no Series A preferred units were issued. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded paid-in-kind preferred dividend of $5,406 for the year ended December 31, 2022. As of December 31, 2021, no Series A preferred units were issued. Please see Note 14. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity, for additional information.

Purchase and sale agreement for environmental attributes

On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the year ended December 31, 2022, the Company earned net revenues after discount and fees of $76,920 under this contract which was recorded as part of Revenues - RNG fuel. Please see Note 2. Summary of significant accounting policies for additional information.

Commodity swap contracts under ISDA

The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company entered into commodity swap contracts on a periodic basis. As of December 31, 2022 and 2021, there were three commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 10. Derivative instruments and Fair value measurements for additional information. The Company recorded $5,495 and $2,885 as revenues earned under the commodity swap contracts.

Issuance of shares of Class A common stock for PIPE investment

In July 2022, the Company raised $138,850 in cash net of transaction expenses of $9,700 representing cash received from the closing of Business Combination and PIPE Investment. NextEra subscribed to the PIPE investment and was issued 2,500,000 shares of Class A common stock at $10.0 per share. Please see Note 3. Business Combination, for additional information.

PIPE Investors

Concurrently with the execution of the Business Combination Agreement, ArcLight entered into Subscription Agreements with certain investors, including, among others, an affiliate of ArcLight and an affiliate of Opco, as well as the other PIPE Investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and ArcLight agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate of 12,500,000 shares of Class A common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $125,000,000. As part of the 12,500,000 shares of Class A common stock to be issued pursuant to the Subscription Agreements, certain affiliates of ArcLight agreed to subscribe for and purchase 2,000,000 shares of Class A common stock, in the aggregate, and Fortistar LLC agreed to subscribe for and purchase 800,000 shares of Class A common stock, in each case on the same terms and conditions of the other PIPE Investors at a price of $10.00 per share. On May 11, 2022, PIPE Investors representing $110,806,000 of the original PIPE Investment entered into the Amended Subscription Agreements, whereby the termination rights described above were amended to extend the term of each Amended Subscription Agreement by 60 days to July 29, 2022. As a result, there was approximately $14.2 million less available proceeds from the PIPE Investment at the closing of the Business Combination.

Investor Rights Agreement

At the Closing, Opco, Ares, Hillman and the Class B Shareholders (collectively the “OPAL Holders”) entered into the Investor Rights Agreement, pursuant to which, among other things, (i) ArcLight and Sponsor agreed to terminate the Registration and Shareholder Rights Agreement, dated as of March 25, 2021, entered into by them in connection with ArcLight’s IPO, (ii) we agreed to provide the OPAL Holders certain registration rights with respect to certain shares of Class A common stock held by them or otherwise issuable to them pursuant to the Business Combination Agreement, Second A&R LLC Agreement or the Charter and (iii) the OPAL Holders agreed not to transfer, sell, assign or otherwise dispose of their shares of Class A common stock for up to 180 days following the closing of the Business Combination, subject to certain exceptions.

Tax Receivable Agreement

On the Closing Date, we entered into the Tax Receivable Agreement with the TRA Participants, pursuant to which we are required to pay to the Opco Common Equity holders, in the aggregate, 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using certain simplifying assumptions) as a result of (i) the increases in tax basis and certain other tax benefits related to any (x) exchanges of Opco Common Units (together with our voting shares) for Class A common stock or Class C common stock, as applicable, or cash, and (y) payments made under the Tax Receivable Agreement (other than to the extent characterized as imputed interest), and (ii) tax benefits attributable to the portion of any payments made under the Tax Receivable Agreement treated as imputed interest. The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of Opco.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or a part of the tax basis increases or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. The parties to the Tax Receivable Agreement will not reimburse us for any payments previously made if such tax basis increases or other tax attributes are subsequently disallowed, except that any excess payments made to a party under the Tax Receivable Agreement will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after the determination of such excess.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, any plan of liquidation and other forms of business combinations or changes of control) or the Tax Receivable Agreement terminates early (at our election or as a result of a breach, including a breach for our failing to make timely payments under the Tax Receivable Agreement for more than three months, except in the case of certain liquidity exceptions), we could be required to make a substantial, immediate lump-sum payment based on the present value of hypothetical future payments that could be required under the Tax Receivable Agreement. The calculation of the hypothetical future payments would be made using certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) the sufficiency of taxable income to fully utilize the tax benefits, (ii) any Opco Common Units (other than those held by us) outstanding on the termination date are exchanged on the termination date and (iii) the utilization of certain loss carryovers over a certain time period. Our ability to generate net taxable income is subject to substantial uncertainty. Accordingly, as a result of the assumptions, the required lump-sum payment may be significantly in advance of, and could materially exceed, the realized future tax benefits to which the payment relates.

As a result of either an early termination or a change of control, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash tax savings. Consequently, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, assuming no material changes in the relevant tax law, we expect that if we experienced a change of control, the estimated TRA lump-sum payment would be approximately $192.0 million depending on Opco’s rate of recovery of the tax basis increases associated with the deemed exchange of the Opco Common Units (other than those held by us). This estimated TRA lump-sum payment is calculated using a discount rate equal to 6.32%, applied against an undiscounted liability of approximately $322.0 million. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of the shares of Class A common stock at the time of the exchange, and the tax rates then in effect. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

It is more likely than not that the deferred tax assets will not be realized in accordance with ASC Topic 740, ‘Income Taxes’ (“ASC 740”). As such, we have reduced the full carrying amount of the deferred tax assets with a valuation allowance under both scenarios. Management will continue to monitor and consider the available evidence from quarter to quarter, and year to year, to determine if more or less valuation allowance is required at that time.

Finally, because we are a holding company with no operations of its own, our ability to make payments under the Tax Receivable Agreement depends on the ability of Opco to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Indemnification

On July 21, 2022, OPAL entered into certain Indemnification Agreements (“Indemnification Agreements”) with each of its directors and executive officers. The Indemnification Agreements require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request.

The foregoing description of the Indemnification Agreements is qualified in its entirety by the full text of the Indemnification Agreements, a copy of each of which has been filed as an exhibit to the Registration Statement of which this prospectus forms a part.

Sponsor Letter Agreement

Additionally, in connection with the Closing, Opco and Sponsor entered into a letter agreement whereby Sponsor agreed to transfer, pledge or forfeit up to 150,000 shares of Class A common stock held by Sponsor for no consideration, upon and in accordance with the written direction of Opco. Pursuant to such letter agreement, Sponsor further agreed that if OPAL were to receive less than $6,800,000 in cash upon the release of the escrow fund established pursuant to the Forward Purchase Agreement (such shortfall amount being referred to as the “Shortfall Amount”), Sponsor shall transfer, pledge or forfeit up to an additional 102,000 shares of Class A common stock currently subject to forfeiture under earn-out provisions as provided in the Sponsor Letter Agreement entered into on December 2, 2021 among the OPAL, Sponsor, Opco and certain other persons (with such maximum number of shares pro-rated on a directly proportionate basis based on the size of the Shortfall Amount relative to $6,800,000). In January 2023, the Sponsor forfeited 197,258 shares related to this Sponsor Letter Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2022, and 2021 for professional services rendered by BDO USA LLP (“BDO”) for the audit of the Company's annual financial statements and for audit-related services and other services as applicable.

Type of fees	2022
Audit Fees (1)	$2,377,079
Audit-Related Fees	—
Other services	—

(1) Audit Fees consist of fees billed for professional services rendered in connection with the audit of our annual financial statements and internal control over financial reporting, quarterly review of interim consolidated financial statements and audit services in connection with other statutory and regulatory filings. It includes $920,000 for issuance of consents and professional services provided in connection with registration statements and comfort letters during 2022.

Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the Company’s independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor. The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original preapproval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. All services provided by BDO during the fiscal year ended December 31, 2022 and the fiscal year ended December 31, 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report on Form 10-K

1.Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.
2.Consolidated Financial Statement Schedules: Financial statement schedules are omitted either due to the absence of conditions under which they are required or because the information required is included in the notes to the Company’s consolidated financial statements.

(b) Exhibit Index

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

4.3*

Amendment No. 1 to Warrant Agreement, dated December 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 19, 2022)

4.4**	OPAL Fuels Inc. Short-Term Incentive Plan
4.5**	Form of Stock Option Grant Notice and Option Agreement
4.6**	Form of Performance Restricted Stock Unit Award Grant Notice and Award Agreement
10.1*	Form of OPAL Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-262583), filed on May 6, 2022).
10.2*	2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
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
10.21
Dealer Manager Agreement, dated as of November 18, 2022, by and between OPAL Fuels Inc. and BofA Securities, Inc., as dealer manager (incorporated by reference to Exhibit (d)(xxv) to the Schedule TO filed by the Company on December 20, 2022)

10.22
Tender and Support Agreement, dated as of November 18, 2022, by and among OPAL Fuels Inc. and the public warrant holders and private warrant holders party thereto (incorporated by reference to Exhibit (d)(xxvi) to the Schedule TO filed by the Company on December 20, 2022).

10.23
Service Contract Agreement , dated December 15, 2022, by and between OPAL Fuels Inc. and United Parcel Service Oasis Supply Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 21, 2022).

10.24
FM3 Credit Agreement, dated December 19, 2022, by and between Fortistar Methane LLC, OPAL Fuels LLC and a syndicate of lenders led by MUFG Union Bank N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 21, 2022).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
23.1	Consent of BDO USA, LLP, independent registered accounting firm for OPAL Fuels Inc.
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

31.3**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Previously filed.
**	Filed herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPAL FUELS INC.

March 28, 2023	By: /s/ Jonathan Maurer
Name: Jonathan Maurer
Title: Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints Jonathan Maurer, Adam Comora, Ann Anthony and John Coghlin, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jonathan Maurer	Co-Chief Executive Officer
Jonathan Maurer
Date: March 28, 2023

/s/ Adam Comora	Co-Chief Executive Officer
Adam Comora
Date: March 28, 2023

/s/ Ann Anthony	Chief Financial Officer
Ann Anthony
Date: March 28, 2023

/s/ Mark Comora	Chairman
Mark Comora
Date: March 28, 2023

/s/ Betsy L. Battle	Director
Betsy L. Battle
Date: March 28, 2023

/s/ Scott Dols	Director
Scott Dols
Date: March 28, 2023

/s/ Kevin M. Fogarty	Director
Kevin M. Fogarty
Date: March 28, 2023

/s/ Marco F.Gatti	Director
Marco F. Gatti
Date: March 28, 2023

/s/ Nadeem Nisar	Director
Nadeem Nisar
Date: March 28, 2023

/s/ Ashok Vemuri	Director
Ashok Vemuri
Date: March 28, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Stamford, CT; PCAOB ID No.243)	F-1

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-2

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021	F-5

Consolidated Statements of Changes in Redeemable non-controlling interests, Redeemable preferred non-controlling interest and Stockholders' (deficit) Equity for the years ended December 31, 2022 and 2021
F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
OPAL Fuels Inc.
White Plains, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OPAL Fuels Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Related Parties
As discussed in Note 11 “Related Parties” to the consolidated financial statements, OPAL Fuels Inc. and its subsidiaries have entered into significant transactions with NextEra Energy Marketing, LLC (“NextEra”) and Fortistar LLC (“Fortistar”), which are related parties. Our opinion is not modified with respect to this matter.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

Stamford, CT

March 28, 2023

OPAL FUELS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except per share data)

	December 31, 2022	December 31, 2021 (1)
Assets
Current assets:
Cash and cash equivalents (includes $12,506 and $1,991 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	$40,394	$39,314
Accounts receivable, net (includes $966 and $40 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	31,083	25,391
Accounts receivable, related party	12,421	—
Restricted cash - current (includes $6,971 and $— at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	32,402	—
Short term investments	64,976	—
Fuel tax credits receivable	4,144	2,393
Contract assets	9,771	8,484
Parts inventory	7,311	5,143
Environmental credits held for sale	1,674	386
Prepaid expense and other current assets (includes $415 and $113 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	7,625	5,482
Derivative financial assets, current portion	182	382
Total current assets	211,983	86,975
Capital spares	3,443	3,025
Property, plant, and equipment, net (includes $73,140 and $27,794 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	297,323	169,770
Operating right-of use assets	11,744	—
Investment in other entities	51,765	47,150
Note receivable	—	9,200
Note receivable - variable fee component	1,942	1,656
Derivative financial assets, non-current portion	954	—
Deferred financing costs	3,013	2,370
Other long-term assets	1,489	489
Intangible assets, net	2,167	2,861
Restricted cash - non-current (includes $2,923 and $1,163 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	4,425	2,740
Goodwill	54,608	54,608
Total assets	$644,856	$380,844
Liabilities and Equity
Current liabilities:
Accounts payable (includes $4,896 and $544 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	22,679	12,581
Accounts payable, related party	1,346	166
Fuel tax credits payable	3,320	1,978
Accrued payroll	8,979	7,652
Accrued capital expenses (includes $7,821 and $1,722 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	11,922	5,517
Accrued expenses and other current liabilities (includes $646 and $— at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	9,573	7,220
Contract liabilities	8,013	9,785
Senior Secured Credit Facility - term loan, current portion, net of debt issuance costs	15,250	73,145
Senior Secured Credit Facility - working capital facility, current portion	7,500	7,500

OPAL Term Loan, current portion	27,732	13,425
Sunoma loan, current portion (includes $380 and $756 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	380	756
Convertible Note Payable	28,528	—
Municipality loan	76	194
Derivative financial liability, current portion	4,596	992
Operating lease liabilities - current portion	630	—
Other current liabilities	1,085	374
Asset retirement obligation, current portion	1,296	831
Total current liabilities	152,905	142,116
Asset retirement obligation, non-current portion	4,960	4,907
OPAL Term Loan	66,600	59,090
Convertible Note Payable	—	58,710
Sunoma loan, net of debt issuance costs (includes $21,712 and $16,199 at December 31, 2022 and December 31, 2021, respectively, related to consolidated VIEs)	21,712	16,199
Municipality loan	—	84
Operating lease liabilities - non-current portion	11,245	—
Earn out liabilities	8,790	—
Other long-term liabilities	825	4,781
Total liabilities	267,037	285,887
Commitments and contingencies
Redeemable preferred non-controlling interests	138,142	30,210
Redeemable non-controlling interests	1,013,833	63,545
Stockholders' (deficit) equity
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of December 31, 2022; 29,477,766 and 0 shares, issued and outstanding at December 31, 2022 and December 31, 2021, respectively	3	—
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2022; None issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2022; None issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2022; 144,399,037 issued and outstanding at December 31, 2022 and December 31, 2021	14	14
Additional paid-in capital	—	—
Accumulated deficit	(800,813)	—
Accumulated other comprehensive income	195	—
Total Stockholders' (deficit) equity attributable to the Company	(800,601)	14
Non-redeemable non-controlling interests	26,445	1,188
Total Stockholders' (deficit) equity	(774,156)	1,202
Total liabilities, Redeemable preferred, Redeemable non-controlling interests and Stockholders' (deficit) equity	$644,856	$380,844
(1) Retroactively restated for the reverse capitalization upon completion of Business Combination as described in Note 3. Business Combination.
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per unit data)

	Twelve Months Ended December 31,
	2022	2021
Revenues:
RNG fuel (includes revenues from related party of $76,920 and $0 for the years ended December 31, 2022 and 2021, respectively)	$126,830	$70,360
Fuel station services	69,240	50,440
Renewable Power (includes revenues from related party of $5,495 and $3,008 for the years ended December 31, 2022 and 2021, respectively)	39,461	45,324
Total revenues	235,531	166,124
Operating expenses:
Cost of sales - RNG fuel	78,953	41,075
Cost of sales - Fuel station services	61,514	42,838
Cost of sales - Renewable Power	31,580	31,152
Selling, general, and administrative	48,569	29,380
Depreciation, amortization, and accretion	13,136	10,653
Total expenses	233,752	155,098
Operating income	1,779	11,026

Interest and financing expense, net	(6,640)	(7,467)
Change in fair value of derivative instruments, net	33,081	99
Other income	1,943	—
Loss on warrant exchange	(3,368)	—
Gain on acquisition of equity method investment	—	19,818
Gain on deconsolidation of VIEs	—	15,025
Income from equity method investments	5,784	2,268
Income before provision for income taxes	32,579	40,769
Provision for income taxes	—	—
Net income	32,579	40,769
Net income attributable to redeemable non-controlling interests	22,409	41,363
Net loss attributable to non-redeemable non-controlling interests	(1,153)	(804)
Paid-in-kind preferred dividends (1)	7,932	210
Net income attributable to Class A common stockholders	$3,391	$—

Weighted average shares outstanding of Class A common stock :
Basic	25,774,312	—
Diluted	26,062,398	—
Per share amounts:
Basic (2)	$0.13	$—
Diluted (2)	$0.12	$—
(1) Paid-in-kind preferred dividend is allocated between redeemable non-controlling interests and Class A common stockholders basis their weighted average percentage of ownership. Please see Note.14 Redeemable non-controlling interests, redeemable preferred non-controlling interests and stockholders' equity for additional information.
(2) Income per share information has not been presented for the year ended December 31, 2021 as it would not be meaningful to the users of these consolidated financial statements, Refer to Note 3. Business Combination.

The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Twelve Months Ended December 31,
	2022	2021
Net income	$32,579	$40,769
Other comprehensive income:
Other comprehensive income attributable to equity method investment	334	—
Net unrealized gain on cash flow hedges	954	—
Total other comprehensive income	1,288	—
Total comprehensive income	33,867	40,769
Less:
Net income attributable to Redeemable non-controlling interests	29,597	41,363
Other comprehensive income attributable to Redeemable non-controlling interests	1,093	—
Comprehensive loss attributable to non-redeemable non-controlling interests	(1,153)	(804)
Paid-in-kind preferred dividends	744	210
Comprehensive income attributable to Class A common stockholders	$3,586	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands of U.S. dollars, except per unit data)

	Legacy Common Units		Class A common stock		Class D common stock							Mezzanine Equity
	Units	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Total Stockholders' Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2020, as previously reported	986	$49,170	—	$—	—	$—	$—	$(25,396)	$—	$6,685	$30,459	$—	$—
Retroactive application of recapitalization	(986)	(49,170)	—	—	142,377,450	14	—	25,396	—	—	(23,760)	—	23,760
December 31, 2020, as adjusted	—	—	—	—	142,377,450	14	—	—	—	6,685	6,699	—	23,760
Net (loss) income	—	—	—	—	—	—	—	—	—	(804)	(804)	—	41,573
Issuance of non-redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	56,231	56,231	—	3,158
Issuance of Redeemable preferred non-controlling interest	—	—	—	—	2,021,587	—	—	—	—	(29,913)	(29,913)	30,000	(87)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—	(332)	(332)	—	(9,124)
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	7,531
Distributions to redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(3,695)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	639
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	(30,679)	(30,679)	—	—
Paid-in-kind preferred dividend	—	—	—	—	—	—	—	—	—	—	—	210	(210)
December 31, 2021	—	—	—	—	144,399,037	14	—	—	—	1,188	1,202	30,210	63,545
Net income	—	—	—	—	—	—	—	4,135	—	(1,153)	2,982	—	29,597
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	—	195	—	195		1,093
Redeemable preferred non-controlling interest issuance	—	—	—	—	—	—	—	—	—	—	—	100,000	(267)
Issuance of common stock from the reverse recapitalization and PIPE Investments, net of warrant liability, put option and earnout liability	—	—	22,611,857	2	—	—	68,357	—	—	—	68,359	—	—
Conversion of Convertible Note Payable to common shares	—		3,059,533	—		—	30,595	—	—	—	30,595	—	—
Conversion of Private and Public Warrants			3,806,376	1			7,858				7,859		18,061
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(103,804)	(804,204)	—	—	(908,008)	—	908,008
Proceeds from non-redeemable non-controlling interest	—	—	—	—	—	—	(3,176)	—	—	26,410	23,234	—	(132)
Amortization on payment to acquire non-redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(183)
Stock-based compensation	—	—	—	—	—	—	170	—	—	—	170	—	1,299
Paid-in-kind preferred dividend	—	—	—	—	—	—	—	(744)	—	—	(744)	7,932	(7,188)
December 31, 2022	—	$—	29,477,766	$3	144,399,037	$14	$—	$(800,813)	$195	$26,445	$(774,156)	$138,142	$1,013,833

The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Twelve Months Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income	$32,579	$40,769
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from equity method investments	(5,784)	(2,268)
Loss on exchange of Warrants	3,368	—
Depreciation and amortization	13,015	10,078
Amortization of deferred financing costs	1,943	1,085
Amortization of operating lease right-of-use assets	770	—
Amortization of PPA liability	—	(260)
Accretion expense related to asset retirement obligation	121	575
Stock-based compensation	1,469	639
Provision for bad debts	499	—
Paid-in-kind interest income	(286)	(406)
Change in fair value of Convertible Note Payable	413	3,300
Change in fair value of the earnout liabilities	(37,111)	—
Unrealized gain on derivative financial instruments	3,867	(645)
Gain on repayment of Note receivable	(1,943)	—
Gain on acquisition of equity method investment	—	(19,818)
Gain on deconsolidation of VIEs	—	(15,025)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(6,191)	(2,944)
Accounts receivable, related party	(12,421)	—
Proceeds received on previously recorded paid-in-kind interest income	288	—
Fuel tax credits receivable	(1,751)	(117)
Capital spares	(418)	155
Parts inventory	(2,168)	(899)
Environmental credits held for sale	(1,288)	159
Prepaid expense and other current assets	(3,108)	(2,928)
Contract assets	(1,287)	(2,960)
Accounts payable	10,143	2,559
Accounts payable, related party	1,180	(1,413)
Fuel tax credits payable	1,342	33
Accrued payroll	127	4,864
Accrued expenses	3,237	(1,483)
Operating lease liabilities - current and non-current	(640)	—
Other current and non-current liabilities	452	699
Contract liabilities	(1,772)	5,107
Net cash (used in) provided by operating activities	(1,355)	18,856
Cash flows from investing activities:
Purchase of property, plant, and equipment	(131,410)	(89,646)
Cash acquired on acquisition of equity method investment	—	1,975
Deconsolidation of VIEs, net of cash	—	(21,208)
Cash paid for short term investments	(64,976)	—
Capitalized interest attributable to equity method investments	(597)	(1,570)
Purchase of Note receivable	—	(10,450)
Proceeds received from repayment of Note receivable	10,855	—
Distributions received from equity method investment	2,100	3,695

Net cash used in investing activities	(184,028)	(117,204)
Cash flows from financing activities:
Proceeds from Sunoma loan	4,593	15,679
Proceeds from OPAL Term Loan	40,000	75,000
Proceeds received from Business Combination	138,850	—
Financing costs paid to other third parties	(8,321)	(3,607)
Repayment of Senior Secured Credit Facility	(58,603)	(4,901)
Repayment of Senior Secured Credit Facility - working capital facility	—	(5,182)
Repayment of OPAL Term Loan	(18,910)	—
Repayment of Municipality loan	(202)	(194)
Repayment of Trustar Revolver Facility	—	(10,000)
Proceeds from sale of non-redeemable non-controlling interest, related party	23,143	38,218
Contributions from non-redeemable non-controlling interests, related party	—	21,165
Acquisition of non-controlling interest	—	(5,000)
Proceeds from issuance of redeemable preferred non-controlling interests, related party	100,000	—
Contributions from members	—	7,531
Distributions to members	—	(3,695)
Net cash provided by financing activities	220,550	125,014
Net increase in cash, restricted cash, and cash equivalents	35,167	26,666
Cash, restricted cash, and cash equivalents, beginning of period	42,054	15,388
Cash, restricted cash, and cash equivalents, end of period	$77,221	$42,054
Supplemental disclosure of cash flow information
Interest paid, net of $3,678 and $861 capitalized, respectively	$7,013	$4,339
Noncash investing and financing activities:
Issuance of Convertible Note Payable related to business acquisition, excluding paid-in-kind interest	$—	$55,410
Fair value of Class A common stock issued for redemption of Convertible Note Payable	$30,595	$—
Fair value of Class A common stock issued for redemption of Public and Private warrants	$25,919	$—
Fair value of Derivative warrant liabilities assumed related to Business Combination	$13,524	$—
Fair value of Earnout liabilities related to Business Combination	$45,900	$—
Fair value of put option on a forward purchase agreement related to Business Combination	$4,600	$—
Paid-in-kind dividend on redeemable preferred non-controlling interests	$7,932	$210
Right-of-use assets for finance leases as of January 1, 2022 included in Property, Plant and equipment, net	$801	$—
Lease liabilities for finance leases as of January 1, 2022 included in Accrued expenses and other current liabilities	$316	$—
Lease liabilities for finance leases as of January 1, 2022 included in Other long-term liabilities	$485	$—
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$11,922	$6,205
Accrual for deferred financing costs included in Accrued expenses and other current liabilities	$—	$1,379
The accompanying notes are an integral part of these consolidated financial statements.

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

On December 2, 2021, the Company, OPAL HoldCo LLC ("OPAL Holdco") and OPAL Fuels LLC, a Delaware limited liability company ("OPAL Fuels" or "Opco" ), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). On July 21, 2022, we closed the Business Combination Agreement and consummated the transactions contemplated thereby (the “Business Combination”). The Business Combination Agreement and the Business Combination were unanimously approved by the boards of directors of the Company and OPAL Fuels, and also approved by OPAL Holdco, the sole member of OPAL Fuels.

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

On November 18, 2022, the Company announced the commencement of an exchange offer (the "Offer") and consent solicitation ( the "Consent Solicitation") relating to its outstanding (i) public warrants to purchase shares of Class A common stock of the Company, par value $0.0001 per share, which warrants trade on The Nasdaq Capital Market under the symbol “OPALW”(the “Public Warrants”), and (ii) private placement warrants to purchase shares of Class A common stock (the “Private Placement Warrants” and, together with the public warrants, the “Warrants”). The Company offered to all holders of the Warrants the opportunity to receive 0.250 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the warrants to amend the warrant agreement that governs all of the warrants (the “Warrant Agreement”) to permit the Company to require that each warrant that is outstanding upon the closing of the Offer be exchanged for 0.225 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”). On December 22, 2022, the Company closed on the Offer and the Consent Solicitation. The Company issued 3,309,296 and 497,080 shares of Class A common stock in exchange for the 100% of the outstanding Warrants and recorded $25,920 as fair value of shares of Class A common stock issued based on the weighted average closing share price of $6.80 and $6.87 on December 22, 2022 and December 23, 2022, respectively. The Company recorded $3,368 as loss on exchange of warrants in its consolidated statement of operations for the year ended December 31, 2022.

All amounts in these footnotes are presented in thousands of dollars except per share data.

COVID-19 Impact
In March 2020, the World Health Organization categorized the coronavirus disease 2019 ("COVID-19") as a pandemic and the President of the United States declared the COVID-19 outbreak as a national emergency. Management considered the impact of COVID-19 on the assumptions and estimates used and determined that, because the Company was deemed to be an essential business by the U.S. government and incurred neither layoffs of personnel nor a decline in its customer base or business operations. There was no material adverse impact on the Company's statement of position and result of operations as of, and for the year ended December 31, 2022.
The future impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and includes the accounts of the Company and all other entities in which the Company has a controlling financial interest: Fortistar Methane 3 LLC (“FM3”), Fortistar Methane 4 LLC, Beacon RNG LLC (“Beacon”) Sunoma Holdings, LLC (“Sunoma”), Emerald RNG LLC (“Emerald”), Sapphire RNG LLC (“Sapphire”), New River LLC (“New River”), Reynolds NRG LLC (“Reynolds”), Central Valley LLC (“Central Valley”), Prince William RNG LLC (“Prince William”), Fortistar Contracting LLC, Fortistar RNG LLC, and OPAL Fuel station services LLC (“Fuel station services”). The Company’s consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' (deficit) equity in the consolidated balance sheets and as a non-redeemable non-controlling interests in the consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' (deficit) equity.
Variable Interest Entities
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The Company applies the VIE model from ASC 810 when the Company has a variable interest in a legal entity not subject to a scope exception and the entity meets any of the five characteristics of a VIE. The primary beneficiary of a VIE is considered to be the party that both possesses the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the rights to receive benefits of the VIE that could be significant to the VIE. To the extent a VIE is not consolidated, the Company evaluates its interest for application of the equity method of accounting. Equity method investments are included in the consolidated balance sheets as “Investments in other entities.”
As of December 31, 2022 and December 31, 2021, the Company held equity interests in five VIEs: Sunoma, GREP BTB Holdings LLC (“GREP”), Emerald RNG LLC (“Emerald”), Sapphire RNG LLC (“Sapphire”) and Central Valley. GREP has been presented as an equity method investment and the remaining four VIEs Sunoma, Emerald, Sapphire and Central Valley are consolidated by the Company. Investments in unconsolidated entities in which the Company can influence the operating or financial decisions are accounted for under the equity method. As of December 31, 2022 and 2021, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road") and GREP BTB Holdings LLC ("GREP") under the equity method. The Company's interests in Beacon for the period between January 1, 2021 and April 30, 2021 were accounted for under the equity method. Beacon was consolidated after acquisition of remaining ownership interests increasing the ownership interest from 44.3% to 100% on May 1, 2021.
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
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of stock-based compensation, asset retirement obligations, the estimated losses on our trade receivables, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use assets and lease liabilities, the fair value of the Convertible Note Payable (as defined below), the impairment assessment of goodwill, and the fair value of derivative instruments. Actual results could differ from those estimates.
Accounting Pronouncements
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
The Company adopted ASC 842 as of January 1, 2022 and evaluated all of its contracts and recorded right-of-use assets and corresponding lease liabilities on its consolidated balance sheet as of December 31, 2022. The Company adopted ASC 842 using the modified retrospective transition method of adoption. Under this method, the cumulative effect of applying the new lease standard is recorded with no restatement of any comparative prior periods presented. As provided by ASC 842, the Company elected to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As a result, prior periods as reported by the Company have not been impacted by the adoption.
In connection with its adoption of ASC 842, the Company elected the "package of 3" practical expedients permitted under the transition guidance which are described below in which the Company is:
• Allowed not to reassess whether any expired or existing contracts are or contain leases.
• Allowed not to reassess any expired or existing lease classifications.
• Allowed not to reassess initial direct costs for any existing leases.

Additionally, the Company elected the practical expedient allowed under the transition guidance of ASC 842 to not separate the lease and non-lease components related to a lease contract and to account for them as a single lease component for the purposes of the recognition and measurement requirements of ASC 842.

The Company elected not to use the practical expedient of hindsight in determining the lease term and in assessing the impairment of the Company's lease right-of-use assets.

The Company elected to not to recognize right-of-use assets and related lease liabilities for short term leases with the original lease term of less than 12 months.
As required by ASC 842, the Company's disclosures around its leasing activities have been significantly expanded to enable users of our consolidated financial statements to assess the amount, timing and uncertainty of cash flows arising from lease arrangements. Please see Note 9 Leases for additional information.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, with the objective of providing financial statement users information about the credit risk inherent in an entity’s financial statements as well as to explain management’s estimate of expected credit losses and the changes in the allowance for such losses. This standard is effective for the Company from March 31, 2023. The Company does not expect to have a material impact to its financial statements upon adoption.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$40,394	$39,314
Restricted cash - current (1)	32,402	—
Long-term assets:
Restricted cash held as collateral (2)	4,425	2,740
Total cash, cash equivalents, and restricted cash	$77,221	$42,054
(1) Restricted cash - current primarily consists of (i) $16,849 held in escrow to secure the Company's purchase obligations under the forward purchase agreement with Meteora (See Note.3 Business Combination for additional information). (ii) $5,845 equity contribution to a joint venture in connection with the closing of OPAL Term Loan II (iii)

$1,127 relates to interest reserve on Sunoma Loan and (iv) $8,581 held in a restricted account for funding one of our RNG projects.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The Short term investments of $64,976 consists of cash received upon closing of the Business Combination invested in money market accounts with maturities ranging between 1 and 12 months as of December 31, 2022. The amounts in these money market accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Transaction costs
Transaction costs consists of direct legal, consulting, audit and other fees related to the consummation of the Business Combination and other debt facilities. These costs were initially capitalized as incurred and recorded as Deferred financing costs in the consolidated balance sheet. Upon the completion of the Business Combination, transaction costs directly related to the issuance of shares were recognized as an offset to additional paid-in capital within the consolidated statements of changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' (deficit) equity. The Company incurred $8,097 in transaction costs consisting of legal and professional fees, which were recorded as an offset to additional paid-in capital. As of December 31, 2022, the Company recorded $3,013 as deferred financing costs related to OPAL Term Loan II on its consolidated balance sheet. There have been no borrowings to date under that debt facility.
Derivative warrant liabilities
The Company assumed the Public Warrants and Private Warrants upon the completion of the Business Combination. The Company accounted for warrants for shares of the Company's stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheet. The warrants were remeasured at each balance sheet date and any change in fair value is recognized in the Company's consolidated statement of operations as part of change in fair value of derivative instruments, net. In December 2022, the Warrants were exchanged in an exchange offer for shares of Class A common stock. The loss on the exchange of $3,368 was recorded as part of Other (expense) income in its consolidated statement of operations for the year ended December 31, 2022. The Company incurred $1147 in third party legal fees and advisor fees relating to the transaction which were expensed as incurred and included in Selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022.
Earnout Awards
In connection with the Business Combination and pursuant to a sponsor letter agreement, the Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The Earnout Awards were recognized at fair value on the Closing Date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's consolidated statement of operations as part of change in fair value of derivative instruments, net. For the year ended December 31, 2022, the Company recorded a total gain of $37,111 from the Sponsor and OPAL earn-out awards in its consolidated statement of operations.
Put option on forward purchase agreement
Prior to the closing of Business Combination, the Company entered into a forward purchase agreement with Meteora Capital Partners ("Meteora") pursuant to which Meteora agreed to purchase 2,000,000 shares of Class A common stock from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to Meteora at the redemption price. The Company placed $20,040 in escrow at the closing of the Business Combination to secure its purchase obligation to repurchase these 2,000,000 shares at Meteora’s option for a price of $10.02 per share on the date that is six months after closing of the Business Combination. The cash plus earned interest is recorded as Restricted cash - current in the Company's consolidated balance sheet as of December 31, 2022. The put option written to Meteora on 2,000,000 shares of Class A common stock is recorded as a liability under Topic 480 Distinguishing Liabilities from Equity with the change in the fair market value recognized in the consolidated statement of operations as part of change in fair value of derivative instruments, net. For the year ended December 31, 2022, the Company recorded a gain of $134 in its consolidated statement of operations. See Note.3 Business Combination and Note 10. Derivative Financial Instruments and Fair Value Measurements for additional information.
Redeemable non-controlling interests
Redeemable non-controlling interests represent the portion of OPAL Fuels that the Company controls and consolidates but does not own. The Redeemable non-controlling interest was created as a result of the Business Combination and represents 144,399,037 Class D Units issued by OPAL Fuels to the prior investors. The Company allocates net income or loss attributable to Redeemable non-controlling interest based on weighted average ownership interest during the period. The net income or loss attributable to Redeemable non-controlling interests is reflected in the consolidated statement of operations.
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of December 31, 2022, the Company recorded an adjustment of $908,008.
Stock-based compensation
The Company issues stock-based compensation utilizing both stock options and stock grants. In accordance with ASC 718, Stock Compensation, ("ASC 718"), stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Please see Note 17. Stock-Based Compensation, for additional information. Forfeitures are recognized as they occur.
Net income per share
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
The Company's diluted earnings per share includes effects of the Company's outstanding Redeemable non-controlling interests (OPAL Fuels Class B units), Restricted Stock Units, the put option a forward purchase agreement, redeemable preferred non-controlling interests, Sponsor Earnout Awards and OPAL Earnout Awards.
Accounts Receivable, Net
Accounts receivable represent amounts due from the sale of RNG, natural gas, gas transportation, construction contracts, service contracts, environmental attributes, electricity, capacity, and LFG. The accounts receivable are the net estimate realizable value between the invoiced accounts receivable and allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition to determine and estimate the allowance for doubtful accounts. The accounts receivable are the net estimate of the realizable value between the invoiced accounts receivable and allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition to determine and estimate the allowance for doubtful accounts.
The Company's allowance for doubtful accounts was $0 and $— at December 31, 2022 and December 31, 2021.

Fuel Tax Credit Receivable/Payable
At December 31, 2022, the Company accrued federal fuel tax credits of $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel in 2022. At December 31, 2022 and 2021, fuel tax credits receivable were $4,144 and $2,393, respectively. Under the terms of its fuel sales agreements with certain of its customers, the Company is obligated to share portions of these tax credits. At December 31, 2022 and 2021, the amounts of fuel tax credits owed to customers were $3,320 and $1,978, respectively. The Company recorded its portion of tax credits earned as a reduction to cost of sales — RNG fuel in the consolidated statements of operations.
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
As of December 31, 2022 and December 31, 2021, the Company estimated the value of its total asset retirement obligations to be $6,256 and $5,738, respectively.
The changes in the asset retirement obligations were as follows as of December 31, 2022:

December 31, 2022
Balance, December 31, 2021	$5,738
Addition	397
Accretion expense	121
Total asset retirement obligation	6,256
Less: current portion	(1,296)
Total asset retirement obligation, net of current portion	$4,960
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
The Company provides credit monetization services to customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as Environmental credits held for sale within current assets based on their estimated fair value at contract inception. When the Company receives RINs or LCFSs as payment for providing credit monetization services, it records the non-cash consideration in inventory based on the fair value of RINs or LCFSs at contract commencement.
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra, a related party, for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company is committed to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a discount fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the year ended December 31, 2022, the Company earned net revenues after discount and fees of $76,920 under this contract which was recorded as part of Revenues - RNG fuel.
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
The Company from time-to-time enters into fuel purchase agreements with customers whereby the Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing CNG/RNG to the customer for a determined number of years. In accordance with the standards of ASC 840, Leases, the Company has concluded these agreements meet the criteria for a lease and are classified as operating leases. Typically, these agreements do not require any minimum consumption amounts and, therefore, no minimum payments. Upon adoption of ASC 842, the Company adopted the practical expedient not to reassess the classification. For additional information on lease revenues earned, please see Note 9. Leases.
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Twelve Months Ended December 31,
	2022	2021
Renewable power sales	$33,881	$40,259
Third party construction	49,458	32,630
Service	16,449	17,056
Brown gas sales	38,356	12,257
Environmental credits	86,901	55,863
Parts sales	4,391	755
Operating agreements	893	3,172
Other	328	56
Total revenue from contracts with customers	230,657	162,048
Lease revenue (1)	4,874	4,076
Total revenue	$235,531	$166,124
(1) Lease revenue relates to approximately twenty-two fuel purchasing agreements our of which we have two of our RNG fuel stations with minimum take or pay provisions and revenue from power purchase agreements at two of our Renewable Power facilities where we determined that we transferred the right to control the use of the power plant to the purchaser. The Company classified them as operating leases under ASC 840 and made the election not to re-assess the classification upon adoption of ASC 842 on January 1, 2022. On August 25, 2022, one of the above fuel purchase agreements was amended which required the Company to re-assess the contract under ASC 842. The Company determined that the contract is no longer considered a lease under ASC 842. The lease revenue line above includes revenue for that contract only from January 1, 2022 to August 31, 2022. Please see Note.9 Leases for additional information.
For the year ended December 31, 2022 and 2021, 21% and 28.9%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items consisting of items recorded as Other income:

	Twelve Months Ended December 31,
	2022	2021
Gain on redemption of Note receivable	1,943	—
Other income	$1,943	$—
Contract Assets
Contract assets consist primarily of costs and estimated earnings in excess of billings and retainage receivables. Costs and estimated earnings in excess of billings represent unbilled amounts earned and reimbursable under construction contracts and arise when revenues have been recognized but amounts are conditional and have yet to be billed under the terms of the contract. Included in costs and estimated earnings in excess of billings are amounts the Company will collect from customers, changes in contract specifications or design, costs associated with contract change orders in dispute or unapproved as to scope or price, or other customer-related causes of unanticipated contract costs. Amounts become billable according to contract terms, which consider the progress on the contracts as well as achievement of certain milestones and completion of specified units of work. Except for claims, such amounts will be billed over the remaining life of the contract.
Contract Liabilities

Contract liabilities consist of billings in excess of costs and estimated earnings, other deferred construction revenue and general provisions for losses, if any. Billings in excess of costs and estimated earnings represent cash collected from customers and billings to customers in advance of work performed. Such unearned project-related costs will be incurred over the remaining life of the contract.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2022	December 31, 2021
Accounts receivable, net	$31,083	$25,391
Contract assets:
Cost and estimated earnings in excess of billings	$7,027	$5,989
Accounts receivable retainage, net	2,744	2,495
Contract assets total	$9,771	$8,484
Contract liabilities:
Billings in excess of costs and estimated earnings	$8,013	$9,785
Contract liabilities total	$8,013	$9,785
During the twelve months ended December 31, 2022, the Company recognized revenue of $9,785 that was included in "Contract liabilities" at December 31, 2021. During the twelve months ended December 31, 2021, the Company recognized revenue of $4,678 that was included in "Contract liabilities" at December 31, 2020.
Parts Inventory

    Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. Inventory is stated at the lower of cost or net realizable value. The substantial amount of inventory is identified, tracked and treated as finished goods. An annual review of inventory is performed to identify obsolete items. The Company’s inventory reserves were $— and $— as of December 31, 2022 and 2021, respectively. Cost is determined using the average cost method.

Capital Spares

Capital spares consist primarily of large replacement parts and components for the RNG facilities and power plants. These parts, which are vital to the continued operation of the RNG facilities and power plants and require a substantial lead time to acquire, are maintained on hand for emergency replacement. Capital spares are recorded at cost and expensed when placed into service as part of a routine maintenance project or capitalized when part of a plant improvement project.
Property, Plant, and Equipment, net

Property, plant, and equipment are recorded at cost, except for the portion related to asset retirement obligations, which are recorded at estimated fair value at the time of inception. Direct costs related to the construction of assets and renewals and betterments that materially improve or extend the life of the assets are capitalized. Additionally, any interest expense incurred on any outstanding construction loans such as interest on our Sunoma loan is capitalized to the specific project. Replacements, maintenance, and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Plant and equipment	5 - 30 years
CNG/RNG fueling stations	10-20 years
Construction in progress	N/A
Buildings	40 years
Land	N/A
Service equipment	5-10 years
Leasehold improvements	shorter of lease term or useful life
Vehicles	7 years
Office furniture and equipment	5-7 years
Computer software	3 years
Other	7 years

When plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation or amortization is removed, and a gain or loss is recognized in the consolidated statements of operations. The Company capitalizes costs related to the development and construction of new projects when there is a significant likelihood that the project will be constructed for its intended use. This is determined based on the attainment of certain milestones, including, but not limited to, the receipt of permits; final negotiation of major contracts including gas rights agreements, gas transportation and engineering, procurement and construction contracts. Costs incurred prior to this time are expensed. Additionally, the Company capitalizes any interest incurred on its generic borrowings during the construction phase until the project becomes operational.
Environmental credits held for sale
RNG inventory relates to storage of an equivalent amount of RNG production from our new RNG facilities during their RIN and LCFS certification period. It is sold to various customers at market prices upon obtaining RIN or LCFS certification. It is recorded at cost and adjusted to its net realizable value at each balance sheet date.
Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At December 31, 2022, the Company had a backlog of $65,657 of which $58,258 is anticipated to be recognized as revenue in the next 12 months.
Major Maintenance

Major maintenance is a component of maintenance expense and encompasses overhauls of internal combustion engines, gas compressors and electrical generators. Major maintenance is expensed as incurred. Major maintenance expense was $4,701 and $5,946 for the years ended December 31, 2022 and 2021 respectively, and is included in cost of sales — renewable power in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired in a business combination subject to ASC 805, Business Combinations. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Accounting rules require that the Company test at least annually, or more frequently when a triggering event occurs that indicates that the fair value of the reporting unit may be below its carrying amount, for possible goodwill impairment in accordance with the provisions of ASC 350-10. The Company performs its annual test in fourth quarter of each year.

During 2020, the Company has adopted the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-04, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under this guidance, the Company performed qualitative test for goodwill on Beacon and Trustar for the year ended December 31, 2022. As a result of these tests, the Company determined that the fair value of its reporting unit exceeded its carrying value and, thus, the Company determined that goodwill was not impaired.

Intangible Assets and Liabilities

Identifiable intangible assets consist of three PPAs, one fueling station contract, one transmission/distribution interconnection, and the cost of intellectual property all of which are amortized using the straight-line method over the underlying applicable contract periods or useful lives which range from five to twenty years.

The PPA intangible liabilities are amortized using the straight-line method over their contract life. Amortization related to these intangible liabilities is included in RNG fuel revenue and Renewable power revenue, respectively, in the consolidated statements of operations.

Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount that the carrying amounts of the assets exceed the fair value of the assets. Assets disposed of are reported at the lower of the carrying amount or fair value less selling costs. There was no material impairment expense booked for the years ended December 31, 2022 and 2021.

Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, and/or (ii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material.

Derivative Instruments

    The Company estimates the fair value of its derivative instruments using available market information in accordance with ASC 820 for fair value measurements and disclosures of derivatives. Derivative instruments are measured at their fair value and recorded as either assets or liabilities unless they qualify for an exemption from derivative accounting measurement such as normal purchases and normal sales. All changes in the fair value of recognized derivatives are recognized currently in earnings.

The Company enters into electricity forward sale agreements. Some of these electricity forward sale agreements meet the definition of a derivative but qualify for the normal purchases and normal sales exception from derivative accounting treatment. In accordance with authoritative guidance for derivatives, the Company considers both qualitative and quantitative factors when determining whether a contract qualifies for the normal purchases and normal sales exception. There are two electricity forward sales agreements during 2022 that were recorded under the normal purchases and normal sales exception and, therefore, fair value adjustments were not required for the year ended December 31, 2022. Please see Note 10. Derivative Financial Instruments and fair value measurements for additional information.

The Company enters into commodity swap arrangements as economic hedges against market price volatility of Renewable power sales. These commodity swap agreements do not qualify for the normal purchases and normal sales exception and therefore are accounted for as derivatives under ASC 815, Derivatives and Hedging. The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, these commodity swap agreements are measured at their fair value and recorded as either current or non-current assets or liabilities and any changes in fair value are recorded as part of Revenues in its consolidated statements of operations for the years ended December 31, 2022 and 2021.

The Company maintains a risk management strategy that incorporates the use of interest rate swaps to minimize significant fluctuation in cash flows and/or earnings that are caused by interest rate volatility. The Company designated the interest rate swaps as cash flow hedges applies hedge accounting. The Company records the fair value of the interest rate swap as an asset or liability on its consolidated balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income.

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, short term investments, derivative instruments and trade accounts receivable. The Company holds cash, cash equivalents and restricted cash at several major financial institutions, much of which exceeds FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.
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
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company calculates the interim tax provision in accordance with the provisions of ASC Subtopic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes.
Significant Customers, Vendors and Concentration of Credit Risk
For the year ended December 31, 2022 two customers accounted for 49% of revenue. For the year ended 2021, three customers accounted for 45% of revenue. At December 31, 2022, two customers accounted for 44% of accounts receivable. At December 31, 2021, two customers accounted for 26%, of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of December 31, 2022 one vendor accounted for 18.7% of the accounts payable. As of December 31, 2021, no vendors accounted for greater than 10% of the accounts payable.
Investment in other entities
Investment in other entities includes the Company’s interests in certain investees which are accounted for under the equity method of accounting as the Company has determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. The Company’s investments in these nonconsolidated entities are reflected in the Company’s consolidated balance sheet at cost. The amounts initially recognized are subsequently adjusted for the impacts of impairment, capitalized interest and Company’s share of earnings (losses) which are recognized as income (loss) from equity method investments in the consolidated statement of operations after adjustment for the effects of any basis differences. Investments are also increased for contributions made to the investee and decreased by distributions from the investee and classified in the statement of cash flows using the cumulative earnings approach.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary, it is written down to estimated fair value in the same period the impairment was identified. For the years ended December 31, 2022 and 2021, the Company did not identify any impairments on its investments in other entities.
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

In connection with consummation of the Business Combination, the events summarized below, among others, occurred:
•OPAL Fuels and its existing members caused OPAL Fuels’ existing limited liability company agreement to be amended and restated and in connection therewith, all of the common units of OPAL Fuels issued and outstanding immediately prior to the closing were re-classified into 144,399,037 Class B common units ( "Class B Units") of OPAL Fuels. The Company accounts for these Class B units as Redeemable non-controlling interests in its consolidated financial statements. Each Class B unit is paired with 1 non-economic share of Class D common stock issued by the Company.

• ArcLight (i) contributed to OPAL Fuels $138,850 in cash net of transaction expenses of $9,770, representing the sum of cash in the trust account after giving effect to the exercise of redemption rights by any Arclight shareholders plus the aggregate proceeds of the PIPE investment received and (ii) issued to OPAL Fuels 144,399,037 shares of Class D common stock of the Company, par value $0.0001 per share; (ii) issued 11,080,600 shares of the Company's Class A common stock to the PIPE investors at $10.0 per share, par value $0.0001 per share and (iii) issued 3,059,533 shares of the Company's Class A common stock to ARCC Beacon LLC ("Ares");
• OPAL Fuels issued 25,671,390 Class A Units of OPAL Fuels to the Company; and
• The Company contributed to OPAL Fuels, and OPAL Fuels in turn distributed to pre-closing members of OPAL Fuels, 144,399,037 shares of Class D common stock, par value $0.0001 per share (such shares of Class D common stock do not have any economic value but entitle the holder thereof to five votes per share).

Pursuant to a forward share purchase agreement (the “Forward Purchase Agreement”) entered into between ArcLight and Meteora and its affiliates (collectively, “Meteora”), prior to the closing of the Business Combination Meteora purchased 2,000,000 Class A common stock of ArcLight from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to Meteora at the redemption price, resulting in Meteora holding a total of 2,000,000 Class A common stock, which Meteora agreed not to redeem in connection with the

Business Combination. Additionally, ArcLight placed $20,040 in escrow at the closing of the Business Combination to secure its purchase obligation to repurchase these 2,000,000 shares at Meteora’s option for a price of $10.02 per share on the date that is six months after closing of the Business Combination. The cash plus earned interest is recorded as Restricted cash - current in the Company's consolidated balance sheet as of December 31, 2022. The put option written to Meteora on 2,000,000 shares of Class A common stock is recorded as a liability under Topic 480 Distinguishing Liabilities from Equity with the change in the fair market value recognized in the statement of operations. As of December 31, 2022, Meteora sold 364,217 shares. Subsequent to the year end, the agreement terminated and the Company performed on its obligation to repurchase the 1,635,783 shares. Please see Note 19. Subsequent Events for additional information. The fair value of the put option for the remaining 1,635,783 as of December 31, 2022 was estimated at $4,466. For the year ended December 31, 2022, the Company recorded a gain of $134 as change in fair value of derivative instruments, net in its Consolidated Statement of Operations.

Pursuant to the terms of the Sponsor Letter Agreement entered into on December 2, 2021 among ArcLight, ArcLight CTC Holdings II, L.P. (“Sponsor”), OPAL Fuels and certain other persons concurrently with the execution of the Business Combination Agreement (the “Sponsor Letter Agreement”), the Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing (“Sponsor Earnout Awards”). The Company accounted for the potential earnout shares as a liability at fair value with the change in the fair market value recognized in the statement of operations. The Sponsor Earnout Awards were classified as liability as their settlement terms contained certain variables that precluded them from being considered index to the Company's common stock under the "fixed-for-fixed" requirement per ASC 815 Derivatives and Hedging. The fair value of Sponsor Earnout Awards as of December 31, 2022 was estimated at $3,790. For the year ended December 31, 2022, the Company recorded a gain of $1,910 as change in fair value of derivative instruments, net in its consolidated statement of operations.

Effective immediately after the closing, and upon the date on which the Company's annual adjusted EBITDA for the calendar year 2023 exceeds $238,000, (i) the Company will issue to OPAL Fuels equity holders (the “Earnout Participants”) an aggregate of 5,000,000 shares of the Company's Class B common stock and Class D common stock and corresponding OPAL Fuels Common Units in accordance with the allocations set forth in the Business Combination Agreement. Additionally, upon the date on which the Company's annual adjusted EBITDA for the calendar year 2024 exceeds $446,000, (i) the Company will issue to the Earnout Participants an aggregate of 5,000,000 additional shares of the Company's Class B common stock and Class D common stock and corresponding OPAL Fuels Common Units in accordance with the allocations set forth in the Business Combination Agreement (“OPAL Earnout Awards”). OPAL Earnout Awards were classified as a liability under Topic 480 Distinguishing Liabilities from Equity because they are considered indexed to an obligation to repurchase shares by delivering cash or other assets as a result of certain settlement provisions. The fair value of OPAL Earnout Awards as of December 31, 2022 was estimated at $5,000. For the year ended December 31, 2022, the Company recorded a gain of $35,200 as change in fair value of derivative instruments,net in its consolidated statements of operations.

Upon the completion of the business combination, the Company assumed the Public Warrants and Private Warrants. In December 2022, the Company successfully converted all the outstanding Warrants and issued shares of Class A common stock. Please see Note 1, Description of Business, for additional information. As of December 31, 2022, there are no Warrants outstanding.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders' equity for the year ended December 31, 2022:

Cash proceeds from Arclight, net of redemptions	$17,775
Cash proceeds from PIPE investors	110,806
Cash in escrow account for the Forward Purchase Agreement	20,040
Less: transaction costs and under writing fees paid (1)	(9,771)
Cash acquired from Business Combination	138,850
Less: warrant liabilities	(13,524)
Less: earnout liabilities	(45,900)
Less: put option with Meteora	(4,600)
Less: Deferred financing costs recorded in additional paid-in-capital (2)	(6,467)
Net additional paid-in capital from Business Combination recorded in Stockholders' equity	$68,359

(1) Includes $8,041 of Sponsor specific transaction costs paid at closing.

(2) Excludes $1,630 of transaction costs paid at closing and recorded on OPAL Fuels' consolidated balance sheet prior to closing.

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

The Company incurred $8,097 in transaction costs relating to the Business Combination which were recorded as an offset to additional paid-in capital in the consolidated Statements of Changes in Redeemable preferred units and Stockholders' equity.
4. Investment in Other Entities
The Company uses the equity method to account for investments in affiliates that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's investments in these nonconsolidated affiliates are reflected in the Company's consolidated balance sheets under the equity method, and the Company's proportionate net (loss) income, if any, is included in the Company's consolidated statements of operations as (loss) income from equity method investments.

The following table shows the movement of Investment in other entities:

	Pine Bend	Noble Road	GREP	Beacon	Total
Percentage of ownership	50%	50%	20%	44%

Balance at December 31, 2020	$—	$—	$—	$25,573	$25,573
Contribution to equity method investments	—	—	1,570		1,570
Net income from equity method investment	—	—	(124)	$2,392	2,268
Acquisition of remaining ownership interest in Beacon (1)	—	—	—	(27,965)	(27,965)
Deconsolidation of VIEs (2)	21,188	24,516		—	45,704
Balance at December 31, 2021	21,188	24,516	1,446	—	47,150
Additional investment representing capitalized interest (3)	597	—	—	—	597
Other comprehensive income (4)	—	—	334	—	334
Net income from equity method investments	733	2,749	2,302	—	5,784
Distributions from return of investment in equity method investment	—	(2,100)	—	—	(2,100)
Balance at December 31, 2022	$22,518	$25,165	$4,082	$—	$51,765
(1) The Company acquired 50% of the remaining ownership in Beacon in May 2021 and fully consolidated the entity in the consolidated financial statements after May 1, 2021.
(2) The Company re-assessed its equity interests in Pine Bend and Noble Road under ASC 810, Consolidation and determined that entities no longer met any of the characteristics of a variable interest entity primarily because the projects were fully funded and there is sufficient equity at risk as of December 31, 2021. The Company determined that it should account for its interests in both entities under equity method of accounting pursuant to ASC 323, Investments Equity Method and Joint Ventures, as the Company has the ability to exercise significant influence, but not control, over both entities.
(3) The capitalized interest is incurred by the Company increasing our basis in Pine Bend. The Company will amortize this amount in future periods over the useful life of the asset.
(4) It represents our portion of the other comprehensive income recorded by the equity method investee.
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
On July 15, 2022, Biotown repaid the total amount outstanding under the Note receivable including paid-in-kind interest and prepayment penalty. The total proceeds received were $11,555 which included $701 paid-in-kind interest accrued from August 2021 to July 15, 2022 and $545 of prepayment penalty. The paid-in-kind interest income accrued during the year ended December 31, 2021 of $288 is shown as cash flow from operations for the year ended December 31, 2022. The Company recorded a gain on repayment of $1,943 as part of Other income in the consolidated statement of operations for the year ended December 31, 2022.
The Company recorded $286 and $406 as a reduction to interest and financing expense, net in its consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

The Note receivable also entitles Reynolds to receive 4.25% of any revenue-based distributions made up to a maximum of $4,500 over the term of the debt. The Company recorded the fair value of the Note receivable — variable fee component of $1,538 as an allocation of the initial investment balance of $10,450 and recorded payment-in-kind interest income of $285 as a reduction to interest and financing expense, net in the consolidated statement of operations for the year ended December 31, 2022, respectively.
The Note receivable - variable fee component of $1,942 and $1,656 is recorded as a long-term asset on its consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.
The following table summarizes financial information of the unconsolidated entities:

	December 31, 2022	December 31, 2021
Current assets	$14,563	$21,342
Non-current assets	109,414	44,250
Current liabilities	6,765	4,235
Non-current liabilities	13,825	—
Members' equity	103,388	61,358
The following table summarizes the income from equity method investments:

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Revenue (1)	$58,013	$14,181
Gross profit	41,932	6,915
Net income	29,983	5,276

Net income from equity method investments (2)	$5,784	$2,268

(1) Revenues include a realized gain of $32,796 from commodity swap contracts on our equity method investment, GREP for the year ended December 31, 2022.

(2) Net income from equity method investments represents our portion of the net income from equity method investments in Pine Bend, Noble Road and GREP for the year ended December 31, 2022 and GREP and Beacon ( January to April 2021) for the year ended December 31, 2021.

5. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Plant and equipment	$201,655	$161,387
CNG/RNG fueling stations	34,567	27,892
Construction in progress (1)	152,105	62,616
Buildings	2,585	2,544
Land	1,303	1,303
Service equipment	1,888	1,521
Leasehold improvements	815	815
Vehicles	313	407
Office furniture and equipment	307	302
Computer software	277	277
Vehicles - finance leases	1,236	—
Other	487	416
	397,538	259,480
Less: accumulated depreciation	(100,215)	(89,710)
Property, plant, and equipment, net	$297,323	$169,770

(1) Includes $3,081 of interest capitalized from our general borrowings for the year ended December 31, 2022 and $861 of interest capitalized on our Sunoma Loan for the year ended December 31, 2021.
As of December 31, 2022, there has been an increase in property, plant and equipment as a result of an increase in the construction of RNG generation facilities including, but not limited to Emerald, Sapphire, and Central Valley RNG dispensing facilities. The majority of these facilities, for which costs are in construction in progress as of December 31, 2022, are expected to be operational during the fourth quarter of 2023 and early 2024.
Depreciation expense on property, plant, and equipment for the years ended December 31, 2022 and December 31, 2021 was $11,892 and $9,501, respectively.
6. Intangible Assets, Net
Intangible assets, net, consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,488)	$1,511	18.1
Transmission/distribution interconnection	1,600	(971)	629	15.1
CNG sales contract	807	(799)	8	10.0
Intellectual property	43	(24)	19	5.0
Total intangible assets	$11,449	$(9,282)	$2,167

	December 31, 2021
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(6,986)	$2,013	18.1
Transmission/distribution interconnection	1,600	(865)	735	15.1
CNG sales contract	807	(719)	88	10.0
Intellectual property	43	(18)	25	5.0
Total intangible assets	$11,449	$(8,588)	$2,861
The transmission/distribution interconnection represents an interconnector for one of the Company's LFG recovery facilities. The interconnection construction was initially funded by a municipality. The Company is scheduled to repay the costs of this construction through April 1, 2023. The remaining liability of $76 under the Municipality loan is shown as part of current liabilities on its consolidated balance sheet as of December 31, 2022. Please see Note 8. Borrowings, for additional information.
Amortization expense for the twelve months ended December 31, 2022 and 2021 was $694 and $346, respectively. At December 31, 2022, estimated future amortization expense for intangible assets is as follows:

Fiscal year:
2023	548
2024	267
2025	267
2026	239
Thereafter	846
$2,167
7. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2021	$51,155	$3,453	$54,608
Balance at December 31, 2022	$51,155	$3,453	$54,608
8. Borrowings
The following table summarizes the borrowings under the various debt facilities as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Senior Secured Credit Facility, term loan	$15,250	$73,869
Less: unamortized debt issuance costs	—	(724)
Less: current portion	(15,250)	(73,145)
Senior Secured Credit Facility, term loan, net of debt issuance costs	—	—
Senior Secured Credit Facility, working capital facility	7,500	7,500
Less: current portion	(7,500)	(7,500)
Senior Secured Credit Facility, working capital facility	—	—
OPAL Term Loan	96,090	75,000
Less: unamortized debt issuance costs	(1,758)	(2,485)
Less: current portion	(27,732)	(13,425)
OPAL Term Loan, net of debt issuance costs	66,600	59,090
Sunoma Loan	23,000	17,524
Less: unamortized debt issuance costs	(908)	(569)
Less: current portion	(380)	(756)
Sunoma Loan, net of debt issuance costs	21,712	16,199
Convertible Note Payable	28,528	58,710
Less: current portion	(28,528)	—
Convertible Note Payable	—	58,710
Municipality Loan	76	278
Less: current portion	(76)	(194)
Municipality Loan	—	84
Non-current borrowings total	$88,312	$134,083
As of December 31, 2022, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the consolidated balance sheet:

	Senior Secured Credit Facility	OPAL Term Loan	Sunoma Loan	Convertible Note Payable (1)	Municipality Loan	Total
Fiscal year:
2023	22,750	27,732	380	28,528	76	79,466
2024	—	27,732	1,608	—	—	29,340
2025	—	40,626	1,743	—	—	42,369
2026	—	—	1,883		—	1,883
2027	—	—	17,386	—	—	17,386
	$22,750	$96,090	$23,000	$28,528	$76	$170,444
(1) The Convertible Note Payable is redeemable on demand at the option of the Company or the lender.
Senior Secured Credit Facility
On September 21, 2015, FM3, an indirect wholly-owned subsidiary of the Company, entered into a senior secured credit facility (the "Senior Secured Credit Facility") as a borrower and a syndicate of lenders, which provides for an aggregate principal amount of $150,000, consisting of (i) a term loan of $125,000 ( "Term Loan Facility") and a (ii) working capital letter of credit facility (the "Working Capital Facility") of up to $19,000 and a (iii) debt service reserve and liquidity facility of up to $6,000. The Company paid $14,300 to the lenders in connection with the transaction. As of December 31, 2022 and December 31, 2021, $15,250 and $73,869, respectively, was outstanding under the Senior Secured Credit Facility- term loan.
The borrowings under the Senior Secured Credit Facility bear an interest rate of a fixed margin plus LIBOR for the relevant interest period. The fixed margin is 2.75% for the first four years, then 3.0% until October 8, 2021, and 3.25%

thereafter. Pursuant to the terms of the facility, FM3 is required to repay 1.0% of the outstanding debt under the Term Loan Facility amounting to $125,000 on a quarterly basis which is then adjusted based on available cash and a target debt balance that declines each quarter. The Working Capital Facility contains a provision whereby the Company is obligated to reduce the amount borrowed to $7,500 or less for a period of ten days consecutive business days annually. As of both December 31, 2022 and December 31, 2021, the total amount outstanding under the Working Capital Facility was $7,500. Additionally, the Company pays commitment fee of 0.75% on the unused portion of the facility.
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
On December 19, 2022, FM3 entered into an Omnibus and Consent Agreement (the “FM3 Amendment”). The FM3 Amendment amended the credit agreement, among other things, to (a) extend the maturity date of the obligations thereunder from December 20, 2022 to March 20, 2023, (b) permit OPAL Fuels to purchase the rights and obligations of certain exiting lenders at par, (c) prepay a portion of the outstanding loans made by the remaining lenders and (d) permit the release of certain project company subsidiaries of FM3 from the collateral securing the obligations under the credit agreement. Upon consummation of the FM3 Amendment, the Company repaid $54,929 of the outstanding term loan. On March 20, 2023, the Company repaid in full the remaining outstanding loan under this facility. Please see Note.19 Subsequent Events for additional information.
At December 31, 2022 and December 31, 2021, FM3 had outstanding letters of credit that support obligations of the Company and its subsidiaries of $1,932 and $7,823, respectively. The Senior Secured Credit Facility is collateralized by substantially all the assets of FM3 and assignment of FM3's rights, title, and interests in purchase and sale agreements and LFG rights agreements.
The Senior Secured Credit Facility contains certain warranties and financial covenants including but not limited to debt service coverage ratio to not be less than 1.0 and restrictions on distributions and additional indebtedness. The lenders only have recourse to the assets of FM3. For the twelve months ended December 31, 2022, FM3 was in compliance with all debt covenants.

Patronage dividends
The Company is eligible to receive annual patronage dividends from one of its lenders, Cobank ACB under a profit sharing program made available to the borrowers. For the year ended December 31, 2022 and 2021, the Company received cash dividends of $126 and $139, respectively, which were recorded as credits to interest expense in its consolidated statements of operations. Additionally, the Company recorded $489 as a long-term asset on its consolidated balance sheet at December 31, 2022 and December 31, 2021, which represents the Company's equity interest in Cobank SCB which will be redeemed for cash beginning in 2024.
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
During the third and fourth quarter of 2022, two of the RNG projects went operational and the Company borrowed $25,000 under the OPAL Term Loan with an additional commitment of $10,000 remaining under this debt facility.
The OPAL Term Loan matures April 22, 2025 and bears interest at 3.0% plus SOFR. In accordance to the terms of the facility, OPAL Intermediate Holdco is required to repay 1.79% or $1,611 per month beginning March 2022 and an additional $700 per month beginning September 2022.
The OPAL Term Loan contains customary warranties and representations and certain financial covenants which require OPAL Intermediate Holdco to maintain (i) minimum liquidity of $15,000 until March 31, 2022 and $10,000 thereafter and (ii) a leverage ratio not to exceed 4:1. As of December 31, 2022, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
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
The borrowings under the Sunoma Loan Agreement bear interest at a rate of 7.68% and have a maturity date of July 19, 2033. The Company is required to pay a quarterly amortization of principal of $380 beginning in October 2023. The Company paid $2,798 into interest and debt reserve accounts. This cash is recorded as Restricted cash - current and non-current in the consolidated balance sheet as of December 31, 2022.
The significant assets of Sunoma are parenthesized in the consolidated balance sheets as December 31, 2022 and 2021. See Note 13. Variable Interest Entities for additional information.
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
The Convertible Note Payable matures earlier of December 31, 2026 or the date on which a change in control occurs as defined in the terms of the Convertible Note. Upon the consummation of the Business Combination, Ares was permitted to choose to convert the total amount outstanding under the Convertible Note to shares of Class A common stock based on a pre-determined conversion formula. Upon completion of the Business Combination in July 2022, Ares elected to convert 50% of the outstanding amount under the Convertible Note to shares of Class A common stock. Therefore, the Company issued 3,059,533 shares of Class A common stock and redeemed outstanding debt of $30,595.
The Company elected to account for the Convertible Note using the fair value option in accordance with ASC 820, Fair Value Measurement, on May 1, 2021, which was determined to be $55,410. The fair value was subsequently remeasured on each reporting date and the change in fair value recorded as interest expense in the consolidated statement of operations for each reporting period. At December 31, 2022, the Convertible Note was classified as a current liability in the consolidated balance sheet at a fair value of $28,528 as it is redeemable on demand by the Company or Ares. At

December 31,2021, the Convertible Note was classified as a non-current liability in the consolidated balance sheet at a fair value of $58,710.
The Company recorded $413 as change in fair value of Convertible Note for the year ended December 31, 2022, as interest and financing expense, net. Upon completion of the Business Combination, the Convertible Note no longer provided for the 10% prepayment penalty. Therefore, the change in fair value attributable to cancellation of prepayment penalty for the year ended December 31, 2022 was ($2,906). The Company recorded $3,319 and $3,300 as payment-in-kind interest expense in the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively.
Municipality loan
FM3, an indirect wholly-owned subsidiary of the Company, entered into a loan agreement for the construction of an interconnection that was initially funded by the municipality. The Company is scheduled to make payments to a municipality in the amount of $1,600 plus interest at a fixed annual rate of 3.00% through April 1, 2023. At December 31, 2022 and December 31, 2021, $76 and $278, respectively, were outstanding on the loan.
OPAL Term Loan II
On August 4, 2022, OPAL Fuels Intermediate Holdco 2 LLC ("OPAL Intermediate Holdco 2"), an indirect wholly-owned subsidiary the Company, entered into a new Senior Secured Credit Facility (the "OPAL Term Loan II") with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. The OPAL Term Loan II provides for an approximately two year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100,000 and debt service reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5,000. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors and the proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2,200 as financing fees to the lenders and incurred $1,376 as third party fees. The transaction costs have been recorded as Deferred financing costs on the consolidated balance sheet as of December 31, 2022.
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
At December 31, 2022, there was no principal amount outstanding under the OPAL Term Loan II.
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
Interest rates
2022
For the year ended December 31, 2022, the weighted average effective interest rate including amortization of debt issuance costs on Senior Secured Credit Facility was 6.9% including a margin plus LIBOR.
For the year ended December 31, 2022, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 6.1%.

For the year ended December 31, 2022, the interest rate on Sunoma Loan was 8.90%.
For the year ended December 31, 2022, the payment-in-kind interest rate on Convertible Note Payable was 8.00%.
For the year ended December 31, 2022, the weighted average interest rate on Municipality loan was 3.6%.
2021
For the year ended December 31, 2021, the interest rate on Senior Secured Facility included a margin plus LIBOR and commitment fees of 0.75% on unused portion of the Working Capital Facility. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 3.00%.

For the year ended December 31, 2021, the interest rate on TruStar Revolver Credit Facility including a margin plus LIBOR was 1.52%.
For the year ended December 31, 2021, the paid-in-kind interest rate on Convertible note payable was 8%. The change in fair value of the Note recorded as interest expense between May 1, 2021 and December 31, 2021 was $3,300.
For the year end December 31, 2021, the interest rate on OPAL term loan was 4% and commitment fees of 0.5% on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 4.9%.
For the year ended December 31, 2021, the weighted average effective interest rate on the Sunoma Credit Facility was 7.75%.
For the year ended December 31, 2021, the weighted average interest rate on Municipality Loan was 3.0%.
The following table summarizes the Company's total interest expense for the year ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021
Senior Secured Credit Facility	$3,779	$2,778
Municipality loan	7	10
TruStar revolver credit facility	—	111
Convertible Note Payable mark-to-market (1)	413	3,300
Sunoma Loan(2)	1,810	—
OPAL Term Loan (3)	894	617
Commitment fees and other finance fees	1,027	835
Interest expense on finance leases	45	—
Amortization of deferred financing cost	1,943	1,085
Interest income	(3,278)	(1,269)
Total interest expense	$6,640	$7,467
(1) The mark-to-market on the Convertible Note Payable is inclusive of fair value change in the Convertible Note due to cancellation of prepayment penalty post Business Combination of ( $2,906).
(2) The interest on Sunoma Loan was capitalized during the construction phase of the RNG facility. Sunoma became operational in December 2021. Therefore, the interest for the year ended December 31, 2022 has been expensed.
(3) Excludes $3,678 and $861 of interest capitalized and recorded as part of Property, plant and equipment, net for the years ended December 31, 2022 and 2021.
9. Leases

On January 1, 2022 (the "Adoption Date"), the Company adopted ASC 842. Under the new lease standard, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new lease standard will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance.
The following are the type of contracts that fall under ASC 842:
Lessor contracts

Fuel Provider agreements

Fuel provider agreements ("FPAs") are for the sale of brown gas, service and maintenance of sites. The Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing CNG/RNG to the customer for a determined number of years. These are considered to be operating leases with variable consideration. As per ASC 842, the revenue is recognized in the period earned.

Additionally, the Company currently has two FPAs which have minimum volume requirements. The Company evaluated these two contracts under ASC 840 and classified them as operating leases. The Company elected not to reassess the lease classification on January 1, 2022 due to change in criteria under ASC 842 for these two FPAs. There were no amendments to one of the contracts after the Adoption Date.

However, one of the FPAs was amended on August 25, 2022. The amendment specifically changed the counter party to another affiliate of our customer and amended the rate for fuel dispensed amongst other things. The Company reassessed the contract under ASC 842 on August 25, 2022 and determined that the contract no longer is considered a lease under ASC 842 because the customer does not substantially get all the economic benefits of the use of the fuel station. This conclusion was reached because the Company retained the right to keep all the environmental attributes and monetize by selling them to a unrelated third party. Therefore, the Company included only the portion of revenue earned from this FPA from January 1, 2022 till August 25, 2022 as part of the lease revenue.
Power Purchase agreements
Power purchase agreements ("PPAs") are for the sale of electricity generated at our Renewable Power facilities. All of our Renewable Power facilities operate under fixed pricing or indexed pricing based on market prices. Two of our Renewable Power facilities transfer the right to control the use of the power plant to the purchaser and are therefore classified as operating leases. The Company elected not to reassess the lease classification due to change in criteria under ASC 842 for these two PPAs. There were no amendments to these two contracts after the Adoption Date.
The adoption of ASC 842 did not materially impact the revenue recognition for the above contracts. Included in RNG fuel revenues are $3,510 and $3561 related to the lease portion of the FPAs for the years ended December 31, 2022 and 2021, respectively. Included in Renewable Power revenues are $1,364 and $1,890 related to the lease element of the PPAs for the years ended December 31, 2022 and 2021, respectively.
Lessee contracts
Ground/Site leases
The Company through various of its indirectly owned subsidiaries holds site leases on landfills/dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities - Beacon and two sites at our Central Valley project - MS Digester ("MS") and VS Digester ("VS").
–As of the Adoption Date, the lease at Beacon facility is for 20 years at a monthly rent of $11,050.
–As of the Adoption Date, the lease term for MD and VS is for a period of 20 years from their commercial operation date at a quarterly rent of $125,000. As of the Adoption Date, the commercial operation date for MD and VS was expected to be December 31, 2022 and February 1, 2023, respectively. However, as of October 1,

2022, the commercial operation date for both projects was extended to February 1, 2024. The Company accounted the change in the lease term as a lease modification and reassessed the right-of-use assets and corresponding lease liabilities as of that date.
Office lease
The Company entered into a lease for office and warehouse space that became effective upon the termination of the original lease term on January 31, 2018. The term of the lease renewal was 36 months and contained an option to renew for an additional 24 months. In September 2020, the Company exercised this option. In March, 2022, the Company entered into an amendment to the lease which extended the lease term till January 2026. The rent for the lease is $26 per month with a built in escalation to $27 from February 1, 2022 to February 1, 2023, $43 from February 1, 2023 - February 1, 2024, $45 from February 1 2024 - February 1, 2025 and $46 for the remaining lease term. The Company accounted the change in the lease term as a lease modification and reassessed the right-of-use assets and corresponding lease liabilities as of March 31, 2022.
The Company currently shares office space with Fortistar and reimburses Fortistar on a monthly basis at a predetermined rate. The Company determined that this is not a lease under ASC 842 as there is no identifiable asset and the Company does not have the right to control the use of the office space.
The Company determined that the 3 site leases and the one office lease as operating leases.
Under ASC 842, leases are classified as either finance or operating arrangements, with such classification affecting the pattern and classification of expense recognition in an entity's income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease expense, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Right-of-use assets represent a right to use an underlying asset for the lease term and the related lease liability represents an obligation to make lease payments pursuant to the contractual terms of the lease agreement.
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its consolidated statement of operations for the years ended December 31, 2022 and 2021. The lease expense for the office lease is recorded as part Selling, general and administrative expenses in its consolidated statement of operations for the years ended December 31, 2022 and 2021.
Vehicle leases
The Company leases approximately 65 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its statement of operations for the year ended December 31, 2022.
Adoption of ASC 842
The Company adopted ASC 842 on January 1, 2022, which resulted in the recognition of operating lease right-of-use assets of $13,590 and related lease liabilities for operating leases of $13,302 in Total Assets and Total Liabilities, respectively, on our consolidated balance sheet on January 1, 2022. The Company also recognized $796 of finance lease right-of-use assets and related f lease liabilities for finance leases of $766 in Total Assets and Total Liabilities, respectively, on our consolidated balance sheet on January 1, 2022.
The Company adopted ASC 842 using the adoption date transition method. Under this method, the Company will apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the leases standard (referred to as the “application date” or the “effective date” under this method) with a cumulative-effect adjustment as of that date. Prior comparative periods would be not be adjusted under this method. The Company will provide necessary disclosures for the comparative periods.
Determination of incremental borrowing rate

Under ASC 842, at lease commencement, a lessee must develop a discount rate to calculate the present value of the lease payments so that it can determine lease classification and measure the lease liability. When determining the discount rate to be used at lease commencement, a lessee must use the rate implicit in the lease unless that rate cannot be readily determined. When the rate implicit in the lease cannot be readily determined, the lessee should use its incremental borrowing rate. The incremental borrowing rate is the rate that reflects the interest a lessee would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment. The Company determined that its' lease contracts do not contain an implicit borrowing rate. Therefore, the Company arrived at the incremental borrowing rate by determining the Company's implied credit rating and interest rates on its current collateralized borrowings as of January 1, 2022. The Company then determined the incremental borrowing rate for each lease based on the remaining lease term on the specific lease. Based on the above methodology, the Company's incremental borrowing rates ranged from 2.3% to 5.4% for the lease contracts for which the Company recorded right-of-use assets and corresponding lease liabilities. The Company updated the incremental borrowing rate at the end of each reporting period and applied that rate to any new leases entered into in the applicable reporting period.

The Company calculated the net present value of the remaining lease payments as of January 1, 2022 for existing leases as of that date and recorded the right-of-use assets and corresponding liabilities on the Adoption Date. For the leases entered into during 2022, the Company recorded the right-of-use asset and lease liabilities in the reporting period the lease term began. Additionally, the Company recorded lease modifications on three leases where the lease term was extended.

Prior to January 1, 2022, the Company recognized lease expense in accordance with then-existing ASC 840. Because both ASC 842 and ASC 840 generally recognize operating lease expense as a single line expense on a straight-line basis over the term of the lease arrangement, there were no material differences between the timing and amount of lease expense recognized for the operating leases under the two accounting methodologies for the years ended December 31, 2022 and 2021.

However, the adoption of ASC 842 changed the expense recognition on finance leases by splitting the lease expense into its individual elements - amortization expense and interest expense. Although there was no material difference in the total expense recognized in its statement of operations for the years ended December 31, 2022 and 2021, the lease expense on finance leases for the year ended December 31, 2022 has been presented as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its consolidated statement of operations.
Lease Disclosures Under ASC 842
The objective of the disclosure requirements under ASC 842 is to enable users of an entity’s financial statements to assess the amount, timing and uncertainty of cash flows arising from lease arrangements. In addition to the supplemental qualitative leasing disclosures included above, below are quantitative disclosures that are intended to meet the stated objective of ASC 842.
Right-of-use assets and Lease liabilities as of December 31, 2022 and January 1, 2022 are as follows:

Description	Location in Balance Sheet	December 31, 2022	January 1, 2022 (1)
Assets:
Operating leases:
Site leases (2)	Right-of-use assets	$10,338	$13,242
Office lease (3)	Right-of-use assets	1,406	348
		11,744	13,590
Finance leases:
Vehicle leases (4)	Property, plant and equipment, net	1,236	796
		12,980	14,386
Liabilities:
Sites leases	Lease liabilities - current portion	181	86
Office lease	Lease liabilities - current portion	449	294
Vehicle leases	Accrued expenses and other current liabilities	449	308
		1,079	688

Sites leases	Lease liabilities - non-current portion	10,135	12,895
Office lease	Lease liabilities - non-current portion	1,110	28
Vehicle leases	Other long-term liabilities	825	458
		$12,070	$13,381

(1) The Operating lease right-of-use asset and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 2.30% to 5.40%.
(2) The Company recorded lease modifications on two of site leases on October 1, 2022 where the lease term was extended and reduced the right-of-use asset and the corresponding lease liabilities by $2,550 as the incremental borrowing rates increased in the fourth quarter of 2022 when the lease modification was recorded.
(3) The Company exercised its option to extend the lease in March 2022 which the Company recorded as a lease modification. The Company increased the right-of-use asset and the corresponding lease liability by $1,829.
(4) The Company entered into multiple vehicle leases during 2022 which were recorded as new leases at the beginning of the lease term. The Company recorded an aggregate of $903 right-of-use assets and corresponding lease liabilities.
The table below presents components of the Company's lease expense for the year ended December 31, 2022:

Description	Location in Statement of Operations	Amount (1)

Operating lease expense for site leases	Cost of sales - RNG Fuel	$1,044
Operating lease expense for office lease	Selling, general, administrative expenses	484
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	429
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	45
		$2,002
(1) The Company does not have material short term lease expense for the year ended December 31, 2022
The Company did not enter into any operating leases greater than 12 months for the year ended December 31, 2022.

Weighted average remaining lease term (years)	December 31, 2022
Operating leases	18.6 years
Financing leases	3.0 years
Weighted average discount rate
Operating leases	7.87%
Financing leases	5.82%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of December 31, 2022:

	Site leases	Office leases	Vehicle leases	Total

Discount rate upon adoption	5.4%	2.3%	7.6%

2023	$1,044	$505	$510	$2,059
2024	1,044	540	419	2,003
2025	1,044	562	312	1,918
2026	1,044	47	156	1,247
2027 and beyond	17,913	—		17,913
	22,089	1,654	1,397	25,140

Present value of lease liability	10,316	1,559	1,274	13,149

Lease liabilities - current portion	181	449	449	1,079
Lease liabilities - non-current portion	10,135	1,110	825	12,070
Total lease liabilities	$10,316	$1,559	$1,274	$13,149

Discount based on incremental borrowing rate	$11,773	$95	$123	$11,991
The office rent expense for the year ended December 31, 2021 was $1,098.

10. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
In connection with our entry into the Senior Secured Credit Facility, the Company entered into certain interest rate swap agreements. These transactions involved the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The average annual fixed rate ranged from 2.38% in 2020 to 2.50% in 2022. The Company has accounted for these instruments as economic hedges and has included changes in their fair market value in the consolidated statements of operations. The swaps expired in September 2022.
During August 2022, the Company entered into two interest rate swaps for the notional amount of $61,926 of OPAL Term Loan II at a fixed interest rate of 2.47% to hedge the SOFR-based floating interest rate. On August 16, 2022, the Company entered into a swaption for a notional amount of $13,074 with fixed rate of 2.32% with a maturity date of December 30, 2022. The maturity date was extended to March 30, 2023. The Company accounted for the swaption as an economic hedge and included the change in the fair market value in the consolidated statement of operations.

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
The Company records the fair value of the interest rate swap as an asset or liability on its consolidated balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income. No portion of the cash flow hedges were ineffective during the year ended December 31, 2022. There are no amounts that would be released from the Other comprehensive income in the next twelve months.
The following table summarizes the interest rate swaps in place as of December 31, 2022 and December 31, 2021:

Interest rate swap detail				Notional Amount
Trade date	Fixed rate	Start date	End date	December 31, 2022	December 31, 2021

August 15, 2022	2.47%	June 28, 2024	August 4, 2027	$41,284	—
August 15, 2022	2.47%	June 28, 2024	August 4, 2027	20,642	—
				$61,926	$—
The location and amounts of derivatives fair values in the consolidated balance sheets are:

	December 31, 2022	December 31, 2021	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as economic hedges:
Current portion of swaption	$182	$—	Derivative financial assets, current portion
Current portion of interest swaps	—	(992)	Derivative financial liability, current portion
Derivatives designated as cash flow hedges:
Non current portion of the interest rate swaps	954	—	Derivative financial assets, non-current portion
	$1,136	$(992)

The effect of interest rate swaps on the consolidated statement of operations were as follows:

	Twelve Months Ended December 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2022	2021
Interest rate swaps	$992	$1,793
Swaption	182	—
Net periodic settlements - interest rate swaps	(676)	(1,694)
	$498	$99	Change in fair value of derivative instruments, net

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
The Company enters into interest rate swap contracts with counterparties that allow for net settlement of derivative assets and derivative liabilities. The Company has made an accounting policy election to offset recognized amounts relating to these interest swaps within the consolidated balance sheets.
The following table summarizes the fair value of interest rate swaps on the Company's consolidated balance sheets and the effect of netting arrangements and collateral on its financial position:

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/(Liabilities) in the Balance Sheet
Balance, December 31, 2022:
Interest rate swap asset	$954	$—	$954
Swaption asset	182	—	182
	$1,136	$—	$1,136
Balance, December 31, 2021:
Interest rate swap liability	$(992)	$—	$(992)
There were no collateral balances with counterparties outstanding as of the period-end dates.
Commodity swap contracts
The Company utilizes commodity swap contracts to hedge against the unfavorable price fluctuations in market prices of electricity. The Company does not apply hedge accounting to these contracts. As such, unrealized and realized gain (loss) is recognized as a component of Renewable Power revenues in the consolidated statement of operations and Derivative financial asset — current and non-current in the consolidated balance sheets. These are considered to be Level 2 instruments in the fair value hierarchy. By using commodity swaps, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counter party to perform under the terms of the swap contract. When the fair value of the swap contract is positive, the counter party owes the Company creating a credit risk. The Company manages the credit risk by entering into contracts with financially sound counter parties. To mitigate this risk, management monitors counterparty credit exposure on an annual basis, and the necessary credit adjustments have been reflected in the fair value of financial derivative instruments. When the fair value of the swap contract is negative, the Company owes the counterparty creating a market risk that the market price is higher than the contract price resulting in the Company not participating in the opportunity to earn higher revenues.
In December 2018, the Company signed an amendment that converted an existing PPA into a commodity swap contract to allow the Company flexibility to sell the capacity separately and schedule the sale of electricity to independent third parties. Following the amendment, the Company agreed to net settle the contract in cash on a monthly basis based on the difference between the contract price and market price. The contract has a default minimum of 34,554 MWh per year. The commodity swap contract ended in September 2022 when the facility was shut down.
Additionally, the Company entered into an ISDA agreement with Mendocino Capital LLC (“NextEra”), a related party in November 2019. Pursuant to the agreement, the Company entered into swaps with contract prices ranging between $35.75 and $51.25 per MWh. The swaps expired in December 2022. Upon the expiry of these swaps, the Company entered into two additional commodity swaps in October 2022 for a period of two years with contract prices ranging between $65.50 and $68.50 per MWh. The swaps are expected to be settled by physical delivery on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815, Derivatives and hedging. The Company will continue to assess its normal purchase and normal sale election on a quarterly basis.
The Company entered into a new commodity swap with NextEra in November 2022 for a period of two years at a contract price of $81.50 per MWh.

The following table summarizes the commodity swaps in place as of December 31, 2022 and December 31, 2021.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
December 31, 2022

October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
October 17, 2022	January 1, 2023	December 31, 2024	26,280	$65.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50

December 31, 2021
December 14, 2018	January 1, 2019	September 30, 2022	34,554	$66.12
October 28, 2021	November 1, 2021	December 31, 2022	30,660	$48.75
December 27, 2021	January 1, 2022	December 31, 2022	26,280	$50.75

The following table summarizes the effect of commodity swaps on the consolidated statements of operations for the years ended December 31, 2022 and 2021:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Twelve Months Ended December 31,
		2022	2021
Commodity swaps - realized loss	Revenues - Renewable power	$(1,757)	$(22)
Commodity swaps - unrealized gain (loss)	Revenues - Renewable power	(512)	(1,148)
Total realized and unrealized gain (loss)	Revenues - Renewable power	$(2,269)	$(1,170)

The following table summarizes the derivative assets and liabilities related to commodity swaps as of December 31, 2022 and December 31, 2021

	Fair Value		Location of Fair value recognized in Balance Sheet
	December 31, 2022	December 31, 2021
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$—	$382	Derivative financial asset, current portion
Current portion of unrealized loss on commodity swaps	(130)	—	Derivative financial liability, current portion

Other derivative liabilities
On July 21, 2022, the Company recorded derivative liabilities for the outstanding Public Warrants and Private Warrants, put option to Meteora, the Sponsor Earnout Awards and the OPAL Earnout Awards. Please see Note 3. Business Combination for additional information. The change in fair value on these derivative instruments in recorded as change in fair value of derivative instruments, net in the consolidated statement of operations for the year ended December 31, 2022.
The following table summarizes the effect of change in fair value of other derivative liabilities on the consolidated statements of operations for the years ended December 31, 2022 and 2021:

Derivative liability	Twelve Months Ended December 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2022	2021
Contingent liability payable to non-controlling interest	$4,365	$—
Put option to Meteora	134	—
Sponsor Earnout Awards	1,911	—
OPAL Earnout Awards	35,200	—
Public and Private Warrants	(9,027)	—
	$32,583	$—	Change in fair value of derivative instruments, net
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
The carrying value of the Company's long-term debt of $88,312 and $134,083 as of December 31, 2022 and December 31, 2021, respectively, represents the total amount to be repaid if the debt has to be discharged in full and therefore approximates its fair value.
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
The Company accounts for the Convertible Note Payable at fair value at each reporting period. As of December 31, 2022, the Company recorded the Convertible Note Payable at par plus accrued interest as it is payable on demand by either party and therefore represents fair value. The fair value as of December 31, 2021 is valued with a discounted cash flow analysis to estimate the present value of the cash outflows associated with the arrangement. A synthetic credit rating model is utilized to estimate the Company's credit rating based on the Company's financial condition and the Company's forecasts and plans with respect to debt service, which is then used as input to perform a comparable yield analysis with similarly rated companies to obtain an appropriate discount rate. Other significant inputs include the principal amount, the stated coupon rate, the maturity date of the note and the conversion multiple, all of which are directly observable from the contract. This estimate also requires assumptions and judgements regarding the probability and the timing of the event occurring that would lead to automatic conversion. Certain significant assumptions used to determine the fair value of the convertible note represent Level 3 inputs and can regularly change. As such, the fair value measurement of the convertible note is subject to changes in these unobservable inputs as of the measurement date. A significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The Company estimated the fair value of the Convertible Note Payable as of December 31, 2021 based on discount rates ranging from 7.0% to 7.5%.
The Company accounted for its outstanding warrants by recording its fair value of a liability on the Closing Date of the Business Combination and recording the change in the fair value at the balance sheet date in the consolidated statement of operations. The Company redeemed the outstanding Private and Public Warrants by issuing 3,309,296 and 497,080 shares of Class A common stock in exchange for the 100% of the outstanding Warrants and recorded $25,920 as fair value of shares of Class A common stock issued based on the weighted average closing share price of $6.80 on December 22, 2022 and $6.87 on December 23, 2022, respectively. The Company recorded $3,368 as loss on exchange of warrants in its consolidated statement of operations for the year ended December 31, 2022.
The fair value of the Sponsor Earnout Awards as of December 31, 2022 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the five year post-close period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $7.28 as of December 31, 2022;
•Expected volatility —65% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.0% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 4.5 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of December 31, 2022 was determined using a Monte Carlo valuation model with a distribution of potential outcomes for stock price and EBITDA over the 2-year period commencing on January 1, 2023 and ending on December 31, 2024.

The change in fair value of the OPAL Earnout Awards for the year ended December 31, 2022 resulted in a gain of $35,200 due to decrease in stock price and the EBITDA projections over the 2-year period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $7.28 as of December 31, 2022;
•Weighted average cost of capital - 16% based on an average of historical volatilities of selected industry peers deemed to be comparable to our business.

•Expected volatility —65% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.0% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 1.8 year term of the earnout period;
•Dividend yield - zero.

The fair value of the Company's put option with Meteora as of December 31, 2022 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the 6 month post-close period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $7.28 as of December 31, 2022;
•Expected volatility —65% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.0% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 0.1 year term of the Forward Purchase Agreement;
•Dividend yield - zero.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2022 and December 31, 2021, set forth by level, within the fair value hierarchy:

	Fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,256	$6,256
Convertible Note Payable (1)	—	28,528	—	28,528
Put option with Meteora	—	—	4,466	4,466
Commodity swap contracts	—	130	—	130
Earnout liabilities	—	—	8,790	8,790
Assets:
Short term investments	64,976	—	—	64,976
Swaption	—	182	—	182
Interest rate swaps	$—	$954	$—	$954
(1) The fair value of Convertible Note Payable as of December 31, 2022, represents the outstanding principal and paid-in-kind interest. Therefore it did not have any unobservable inputs which required the Company to develop its own assumptions. The methodology for calculating the fair value has changed as of December 31, 2022 as the prepayment penalty was cancelled upon consummation of Business Combination. Therefore, the Convertible Note Payable has been transferred from Level 3 to Level 2.

	Fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$5,738	$5,738
Contingent consideration on acquisition of non-controlling interest (1)	—	—	4,456	4,456
Convertible Note Payable	—	—	58,710	58,710
Interest rate swap	—	992	—	992
Assets:
Commodity swap contracts	—	382	—	382

(1) During the third quarter of 2022, the Company determined that it is no longer required to pay the contingent consideration as the applicable criteria for payment are no longer met and the Company recognized a gain of $4,365 which was recorded as part of change in fair value of derivative instruments, net.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the year ended December 31, 2022 is included in Note 2.
Summary of Significant Accounting Policies.

11. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra.

Capital contributions and distribution from and to members
During the year ended December 31, 2022 and 2021, the Company received contributions from Fortistar of $0 and $7,531, respectively. Additionally, the Company made distributions to Fortistar of $0 and $3,695 for the year ended December 31, 2022 and 2021, respectively.

Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded paid-in-kind preferred dividend of $2,526 and $210 for the years ended December 31, 2022 and 2021, respectively. Please see Note 14. Redeemable Preferred Units and Equity, for additional information.
During 2021, the Company sold non-controlling interests to NextEra in four RNG projects (Pine Bend, Noble Road, Emerald and Sapphire) subsidiaries for 50% ownership interest. For the year ended December 31, 2022, the Company received $23,143 as contributions from the sale of such non-controlling interests in Emerald and Sapphire.
For the year ended December 31, 2021, the Company received $38,218 as contributions from the sale of non-controlling interests.
Issuance of Redeemable preferred non-controlling interests
On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. As of December 31, 2021, no Series A preferred units were issued. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded paid-in-kind preferred dividend of $5,406 for the year ended December 31, 2022. As of December 31, 2021, no Series A preferred units were issued. Please see Note 14. Redeemable non-controlling interests,Redeemable preferred non-controlling interests and Stockholders' Equity, for additional information.
Purchase and sale agreement for environmental attributes
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the year ended December 31, 2022, the Company earned net revenues after discount and fees of $76,920 under this contract which was recorded as part of Revenues - RNG fuel. Please see Note 2. Summary of significant accounting policies for additional information.
Commodity swap contracts under ISDA

The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company entered into commodity swap contracts on a periodic basis. As of December 31, 2022 and 2021, there were three commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 10. Derivative instruments and Fair value measurements for additional information. The Company recorded $5,495 and $3,008 as revenues earned under the commodity swap contracts.
Issuance of shares of Class A common stock for PIPE investment
In July 2022, the Company raised $138,850 in cash net of transaction expenses of $9,700 representing cash received from the closing of Business Combination and PIPE Investment. NextEra subscribed to the PIPE investment and was issued 2,500,000 shares of Class A common stock at $10.0 per share. Please see Note 3. Business Combination, for additional information.
Purchase of investments from Related Parties
In August 2021, the Company acquired a 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 10% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded an income of $2,302 and net loss of $(124) as its share of net income (loss) for the years ended December 31, 2022 and 2021.

Sales contracts with Related Parties
In June 2020, OPAL Fuel Station Services ("OFSS"), an indirect wholly-owned subsidiary of the Company, contracted with Beacon to dispense Beacon’s RNG and to generate and market the resulting RINs created on behalf of Beacon. The term of this contract runs from September 1, 2020 through October 31, 2030. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. During 2021, the Company acquired the remaining interests in Beacon. Therefore, all environmental fees earned are eliminated in the consolidated statements of operations effective May 1, 2021. The Company accounted for Beacon under equity method for the period between January 1, 2021 and April 30, 2021 prior to the acquisition of remaining interests. Therefore, all environmental fees earned after May 1, 2021 are eliminated in the consolidated statement of operations. For the period between January 1, 2021 and April 30, 2021, the company earned environmental processing fees of $632, net of intersegment elimination.
In August 2020, OFSS contracted with Sunoma to dispense RNG and to generate and market the resulting RINs created on behalf of the entity. Additionally, OFSS contracted with Pine Bend in December 2020 and Noble Road in March 2021 to provide the same services.

The term of this contract runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. The Pine Bend and Noble road came online in the first and third quarter of 2022. Sunoma came online in the fourth quarter For the year ended December 31, 2022, the Company earned environmental processing fees of $709, net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the consolidated statements of operations. For the year ended December 31, 2021, the Company earned $0, net of intersegment elimination under this agreement.

Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with a subsidiary of Fortistar, pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expires on December 31, 2023, unless termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the year ended December 31, 2022 and 2021, there have been no material services provided by the Company's employees to Fortistar.
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
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses except for $1,518 incurred as transaction costs for the Business Combination recorded in additional paid-in capital and $29 recorded as Deferred financing costs as of December 31, 2022:

	Twelve Months Ended December 31,
	2022	2021
Staffing,management services and office costs (1)	$2,758	$8,393
IT services	2,205	1,497
Guarantee fees	—	431
Environmental processing fees	—	632
Total	$4,963	$10,953

(1) Includes reimbursement of $600 and $378 for the use of office space for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022 and December 31, 2021, the Company had Accounts payable, related party in the amounts of $1,346 and $166, respectively. As of December 31, 2022 and 2021, the Company had Accounts receivable, related party of $12,421 and $—, respectively.
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
For the year ended December 31, 2022, the Company has accounted for its interests in Pine Bend, Reynolds and Noble Road under the equity method of accounting and the results of operations of Beacon, New River, Central Valley, Emerald, Sapphire and Sunoma were consolidated in its consolidated statement of operations. The Company has accounted for its interest in Beacon under the equity method of accounting for the period between January 1, 2021 and April 30, 2021 and had consolidated for the period between May 1, 2021 and September 30, 2021. The results of operations of Noble Road, Pine Bend, Sunoma and Beacon for the year ended December 31, 2021 were consolidated in its consolidated statement of operations. As of December 31, 2022, Central Valley, Emerald, and Sapphire are not operational. Sunoma became operational in December 2021, Noble Road in January 2022, Pine Bend in September 2022 and New River in April 2022.
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

	Twelve Months Ended December 31,
	2022	2021
Revenues:
Renewable Power	$41,713	$47,317
RNG Fuel	194,369	90,482
Fuel Station Services	70,766	50,443
Other(1)	131	129
Intersegment	(13,435)	(8,066)
Equity Method Investment(s)	(58,013)	(14,181)
	$235,531	$166,124
____________
(1) Other includes revenues of Fortistar Contracting LLC.

	Twelve Months Ended December 31,
	2022	2021
Interest and Financing Expense, Net:
Renewable Power	$(5,261)	$(3,606)
RNG Fuel	(899)	0
Corporate	(480)	(3,861)
	$(6,640)	$(7,467)
____________

	Twelve Months Ended December 31,
	2022	2021
Depreciation, Amortization, and Accretion:
Renewable Power	$5,696	$6,072
RNG Fuel	8,542	4,968
Fuel Station Services	846	545
Other(1)	125	128
Equity Method Investment(s)	(2,073)	(1,060)
	$13,136	$10,653
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Twelve Months Ended December 31,
	2022	2021
Net income:
Renewable Power	$(816)	$(7,245)
RNG Fuel	38,250	61,700
Fuel Station Services	8,607	7,149
Corporate	(19,246)	(23,103)
Equity Method Investment(s)	5,784	2,268
	$32,579	$40,769

	Twelve Months Ended December 31,
	2022	2021
Cash paid for Purchases of Property, Plant, and Equipment:
Renewable Power	$2,001	$—
Fuel Station Services (1)	7,565	10,792
RNG Fuel	121,844	78,854
	$131,410	$89,646
(1) Includes cash paid for finance leases of $863 and $0 for the years ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Total Assets:
Renewable Power	$43,468	$43,728
RNG Fuel	376,933	215,512
Fuel Station Services	90,486	56,567
Corporate and other	82,204	17,887
Equity Method Investment(s)	51,765	47,150
	$644,856	$380,844

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
As of December 31, 2022 and December 31, 2021, the Company held equity interests in five VIEs — Sunoma, GREP, Emerald, Sapphire, and Central Valley. GREP has been presented as an equity method investment and the remaining four VIEs Sunoma, Emerald, Sapphire, and Central Valley are consolidated by the Company.
During the year ended December 31, 2022, the Company determined that it will no longer be liable to pay $4,365, which was previously recorded as part of other liabilities - long term, to a non-controlling interest in one of our VIEs as the applicable criteria for payment are no longer met. Therefore, the Company reversed the liability on its consolidated balance sheet as of December 31, 2022 and recorded $4,365 as change in fair value of derivative instruments,net in its consolidated statement of operations for the year ended December 31, 2022.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the consolidated balance sheets as of December 31, 2022 and December 31, 2021.
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
The VIEs, Emerald and Sapphire are organized as 50/50 joint ventures managed by an independent board consisting of four members appointed by the Company and the joint venture partner. The board of managers has sole power and authority to conduct, direct and exercise control over the joint venture's activities except with respect to certain terms under certain operating agreements. The Company determined that it is the primary beneficiary as a result of its economic exposure and incremental power to direct certain key economic activities of the joint venture and therefore consolidated the VIEs in its consolidated financial statements.
Our variable interests in each of our VIEs arise primarily from our ownership of membership interests, construction commitments, our provision of operating and maintenance services, and our provision of environmental credit processing services to VIEs.
The following table summarizes the major consolidated balance sheet items for consolidated VIEs as of December 31, 2022 and December 31, 2021. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
•All of the VIEs are RNG facilities and they are reported under the RNG Fuel Supply segment;
•The nature of our interest in these entities is primarily equity based and therefore carry similar risk and reward characteristics;
The amount of assets that can only be used to settle obligations of the VIEs are parenthesized in the consolidated balance sheets and are included in the asset totals listed in the table below.

	As of December 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,506	$1,991
Accounts receivable, net	966	40
Restricted cash - current	6,971	—
Prepaid expenses and other current assets	415	113
Total current assets	20,858	2,144
Property, plant and equipment, net	73,140	27,794
Restricted cash, non-current	2,923	1,163
Total assets	$96,921	$31,101

Liabilities and equity
Current liabilities:
Accounts payable	$4,896	$544
Accounts payable, related party	433	—
Accrued expenses	646	—
Accrued capital expenses	7,821	1,722
Sunoma Loan- current portion	380	756
Total current liabilities	14,176	3,022
Sunoma loan, net of debt issuance costs	21,712	16,199
Total liabilities	35,888	19,221
Equity
Stockholders' equity	34,588	10,692
Non-redeemable non-controlling interests (1)	26,445	1,188
Total equity	61,033	11,880
Total Liabilities and Equity	$96,921	$31,101
(1) In August 2022, the Company paid $5,845 as prepayment of its share of equity contribution in a joint venture to meet the equity requirements. As of December 31, 2022, $2,922 of the payment has been reflected as part of non-redeemable non-controlling interest in the consolidated statement of changes in Redeemable non-controlling interests, redeemable preferred non-controlling interests and stockholders' equity.

14. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity

The consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity reflect the reverse recapitalization and Business Combination as mentioned in Note 3, Business Combination. As OPAL Fuels was deemed to be the acquirer in the Business Combination, all periods prior to the completion of the Business Combination reflect the balances and activity of OPAL Fuels. The consolidated balances as of December 31, 2021 from the audited financial statements of OPAL Fuels as of that date, share activity (Redeemable preferred units and common units) and per share amounts in the consolidated statement of change in redeemable preferred units and stockholders' equity were retroactively adjusted.

Common stock

After giving effect to the Business Combination, there were (i) 25,671,390 shares of Class A common stock issued and outstanding, (ii) 144,399,037 shares of New OPAL Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share, of (“Class B common stock”) issued and outstanding ( Shares of Class B common stock do not have any economic value except voting rights as described below) and (iv) no shares of Class C common stock, par value $0.0001 per share, (“ Class C common stock”) issued and outstanding (shares of Class D common stock do not have any economic value except voting rights as described below)

As part of the Business Combination, $68,359 of Class A common stock and Additional paid-in capital was recorded, net of transaction costs of $6,467. Please see Note 3. Business Combination for additional information.

On November 18, 2022, the Company announced the commencement of an exchange offer (the “Offer”) and consent solicitation relating to its outstanding (i) public warrants to purchase shares of Class A common stock of the Company, par value $0.0001 per share which warrants trade on The Nasdaq Capital Market under the symbol “OPALW”(the “Public Warrants”), and (ii) private placement warrants to purchase shares of Class A common stock (the “Private Placement Warrants”) and together with the public warrants, the (“Warrants”). The Company offered all holders of the Warrants the opportunity to receive 0.250 shares of Class A common stock in exchange for each outstanding Warrant tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the Warrants to amend the warrant agreement that governs all of the warrants (the “Warrant Agreement”) to permit the Company to require that each warrant that is outstanding upon the closing of the Offer be exchanged for 0.225 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (the “Warrant Amendment”).

On December 22, 2022, the Company completed the exchange offer and issued 3,309,296 shares of Class A common stock in exchange for the warrants tendered in the Offer. Pursuant to the Warrant Amendment dated December 21, 2022, the Company exercised its right to exchange the Warrants remaining outstanding at the closing of the Offer for 0.225 shares of Class A common stock per Warrant (the “Post-Offer Exchange”) and issued 497,080 shares of Class A common stock on December 23, 2022. Following the completion of the Offer and the Post-Offer Exchange the Public Warrants were suspended from trading on the Nasdaq and delisted. There are no longer any Warrants outstanding. The Company recorded $3,368 as loss on exchange of Warrants.

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

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. As of December 31, 2021, no Series A preferred units were issued. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units.

Upon completion of Business Combination, the Company assumed Series A-1 preferred units and Series A preferred units which were issued and outstanding by OPAL Fuels. The Company recorded the Series A-1 preferred units and Series A preferred units as Redeemable preferred non-controlling interests. The Company incurred issuance costs of $267 in third-party legal fees in the fourth quarter of 2021, which was presented as Deferred financing costs in the consolidated balance sheet as of December 31, 2021. The Company has elected to adjust the carrying value of the preferred units to the redemption value at the end of each reporting period by immediately amortizing the issuance costs in the first reporting period after issuance of the preferred units. Therefore, the Company amortized the $267 to Retained earnings component of Members' equity as of December 31, 2022.

The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2021 to December 31, 2022:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount
Balance, December 31, 2021	300,000	$30,210	—	$—
Series A units issued by OPAL Fuels	—	—	1,000,000	100,000
Paid-in-kind dividends attributable to OPAL Fuels	—	2,347	—	4,841
Paid-in kind dividends attributable to Class A common stockholders	—	179	—	565
Balance, December 31, 2022	300,000	$32,736	1,000,000	$105,406

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

Redeemable non-controlling interests have been presented as mezzanine equity in the consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders'

equity.At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of December 31, 2022, the Company recorded $908,008 to adjust the carrying value to their redemption value based on a 5 day VWAP of $7.02 per share.
15. Net Income Per Share
The basic income per share of Class A common stock is computed by dividing the net income attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. Prior to the Business Combination, the membership structure of OPAL Fuels included common units which shared in the profits and losses of OPAL Fuels LLC. The Company analyzed the calculation of earnings per units for periods prior to the consummation of the Business Combination and determined that such information would not be meaningful to the users of these consolidated financial statements. Therefore net income per share information has not been presented for periods prior to Business Combination on July 21, 2022. The basic and diluted net income per share for the year ended December 31, 2022 represent only the period from July 21, 2022 to December 31, 2022.
The diluted income per share of Class A common stock for the year ended December 31, 2022 does not include Redeemable preferred non-controlling interests, Convertible Note Payable because the substantive contingency for conversion has not been met as of December 31, 2022. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 763,908 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of December 31, 2022.
The Class D common stock does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

Twelve Months Ended
December 31, 2022
Net loss attributable to Class A common stockholders	$3,391
Less: change in fair value of the put option on the forward purchase agreement	134
Diluted Net loss attributable to Class A common stockholders	3,257

Weighted average number of shares of Class A common stock - basic	25,774,312
Effect of dilutive Restricted Stock Units	14,203
Effect of the dilutive put option on a forward purchase agreement	273,883
Weighted average number of shares of Class A common stock - diluted	26,062,398
Net loss per share of Class A common stock
Basic	$0.13
Diluted	$0.12
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
For the years ended December 31, 2022 and 2021, the Company recognized federal and state income tax expense of $— and $—, respectively.
The effective tax rate was 0% for the year ended December 31, 2022. The difference between the Company's effective tax rate for the year ended December 31, 2022, and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company's net U.S. and State deferred tax assets, income (loss) from pass-through entities not attributable to Class A common stock and state and local taxes.

	Twelve Months Ended December 31,
	2022	2021
Expected income tax at statutory rate	$6,884	$—

State income taxes, net of federal	184	—
Earnings attributable to non-controlling interest	(6,172)	—
Change in valuation allowance	(896)	—
Total tax expense	$—	$—
The components of the deferred tax assets and liabilities are as follows:

	Twelve Months Ended December 31,
	2022	2021
Deferred tax assets:
Investment in partnership	$26,637	$—
163j interest limitation	109	—
Federal NOL carryforward	3,094	—
State NOL carryforward	677	—
Total deferred tax assets	30,517	—

Valuation allowance for deferred tax assets	(30,517)	—
Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred income tax asset or liability	$—	$—
As of December 31, 2022, the Company is in a net deferred tax asset position. Based on all available positive and negative evidence, including projections of future taxable income, the Company believes it is more likely than not that the deferred tax assets will not be realized. As such, a full valuation allowance was recorded against the net deferred tax asset position for federal and state purposes as of December 31, 2022. For purposes of determining pre-tax income/(loss) for the pre Business Combination period, the Company relied on the historical financial statements of Opal Fuels, LLC as this is the best information to represent the historic pre-tax income/(loss) of Opal Fuels Inc. As of December 31, 2022, the Company is in a three-year cumulative income position, excluding non-recurring items, of approximately $1000. However, the primary driver of the cumulative income position as of December 31, 2022, is the income statement impact of the mark-to-market earnout liability. The Company notes that mark-to-market (“MTM”) adjustments are volatile and can fluctuate over time. As a result, management has determined that due to the fluctuation of this MTM adjustment and the near breakeven nature of the three-year cumulative income, the Company does not have sufficient positive evidence to release the valuation allowance. Should future results of operations demonstrate a trend of profitability, additional weight may be placed upon other evidence, such as forecasts of future taxable income. Additionally, future events and new evidence, such as the integration and realization of profit from recently acquired assets, could lead to increased weight being placed upon future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, the Company believes that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.
Payments under Tax Receivable Agreement
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

As a result of either an early termination or a change of control, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash savings. Consequently, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, assuming no material changes in the relevant tax law, we expect that if we experienced a change of control the estimated Tax Receivable Agreement lump-sum payment would range from approximately $192.0 million depending on OPAL Fuels’ rate of recovery of the tax basis increases associated with the deemed exchange of the OPAL Fuels Common Units (other than those held by us). This estimated Tax Receivable Agreement lump-sum payment is calculated using a discount rate equal to 6.32%, applied against an undiscounted liability of approximately $322.0 million. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of the shares of Class A common stock at the time of the exchange, and the tax rates then in effect.
17. Stock-based compensation
2022 Omnibus Equity Incentive Plan

The Company adopted 2022 Omnibus Equity Incentive Plan (the "2022 Plan") in 2022 which was approved by our shareholders on July 21, 2022. The purposes of the 2022 Plan are to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its Affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its Affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. The 2022 Plan allows for granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Company registered 19,811,726 shares of Class A common stock that can be issued under this Plan.
On October 4, 2022, the Company granted 428,902 restricted stock units for certain eligible employees and board of directors under the 2022 Plan. The aggregate fair value of the grant was $3,405 based on the closing share price of $7.94 on October 3, 2022. The shares will vest in full on October 3, 2023. The amortization of the above grants for the year ended December 31, 2022 is $830 which is included in the selling, general and administrative expenses in the consolidated statement of operations.
The following table shows the outstanding restricted stock units outstanding as of December 31, 2022:

	Restricted stock units	Weighted average fair value per restricted unit on grant date	Aggregate fair value	Vesting terms
Unvested restricted stock units outstanding as of December 31, 2021	—	$—	$—
Issued during 2022	428,902	7.94	3,405	100% vesting on October 3, 2023
Forfeitures during 2022	(6,553)	7.94	(52)
Unvested restricted stock units outstanding at December 31, 2022	422,349	$7.94	$3,353

Parent Equity Awards
During the years ended December 31, 2020 and 2019, Fortistar granted certain equity-based awards to certain employees of the Company in the form of residual equity interests (“Profit Interests”) in four wholly-owned subsidiaries of the Company. The Profit Interests do not have voting rights and shall participate in the income distributions when the subsidiaries achieve certain financial targets. These Profits Interests were restructured in December 2020, at which time they became based on a portion of Fortistar's indirect ownership in the Company, rather than in Fortistar's ownership interest in Company subsidiaries. The percentage of Profit Interests issued in the investment entities that were established to grant the incentive units ranged between 34%-37% in the four wholly-owned subsidiaries. These Profit Interests vest ratably over a period of five years from the grant date.
There were no new residual equity interest grants during the year ended December 31, 2022.
As of December 31, 2022, 66% of the Profit Interests issued vested and there were 34% of Profit Interests unvested. There were no forfeitures during the year ended December 31, 2022.

As of December 31, 2021, 46% of the Profit Interests issued vested and there were 54% of Profit Interests unvested.

The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Twelve Months Ended December 31,
	2022	2021
2022 Plan	$830	$—
Parent Equity Awards	639	639
	$1,469	$639

The future compensation to be recognized for the stock awards under 2022 Plan for the year ending December 31, 2023 is estimated to be $2,523.

The future compensation to be recognized for the Parent Equity Awards as of December 31, 2022 is $1,092 and will be recognized the remaining vesting period which ranges from one to three years.

18. Commitments and Contingencies
Letters of Credit
As of December 31, 2022 and December 31, 2021, the Company was required to maintain nine standby letters of credit totaling $2,292 and $9,023, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
19. Subsequent Events
On January 23, 2023, pursuant to the terms of the Forward Purchase Agreement, Meteora exercised its option to sell back 1,635,783 shares to the Company. $16,849 of the funds held in escrow which were previously recorded as part of Restricted Cash - current on its consolidated balance sheet as of December 31, 2022 were released to Meteora excluding interest accrued. In connection with the above, the Sponsor forfeited 197,258 shares of Class A common stock on January 26, 2023 pursuant to the terms of certain letter agreement dated July 21, 2022.
On March 20, 2023, the Company repaid in full, the outstanding principal balance of the term loan as well as the revolver facility of $22,750 under the Senior Secured Credit Facility.
On March 24, 2023, the Company drew down the remaining $10.0 million available under OPAL Term Loan I.