Form 10-Q
period 2023-03-31
OPAL Fuels Inc.
filed 2023-05-15
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________ to ____________

Commission File Number: 001-40272

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of May 11, 2023, a total of 27,694,332 shares of Class A common stock, par value $0.0001 per share, and 144,399,037 shares of Class D common stock, par value $0.0001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
Our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;

• our success in retaining or recruiting, our principal officers, key employees or directors;
• intense competition and competitive pressures from other companies in the industry in which we operate;
•increased costs of, or delays in obtaining, key components or labor for the construction and completion of LFG and livestock waste projects that generate electricity and renewable natural gas (“RNG”) and compressed natural gas (“CNG”) and hydrogen dispensing stations;
•factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
•macroeconomic conditions related to the global COVID-19 pandemic;
•the reduction or elimination of government economic incentives to the renewable energy market;
•factors associated with companies, such as us, that are engaged in the production and integration of RNG, including (i) anticipated trends, growth rates and challenges in those businesses and in the markets in which they operate (ii) contractual arrangements with, and the cooperation of, landfill and livestock biogas conversion project site owners and operators and operators, on which we operate our LFG and livestock waste projects that generate electricity and (iii) RNG prices for Environmental Attributes (as defined below), LCFS credits and other incentives;
•the ability to identify, acquire, develop and operate renewable projects and fueling stations ("Fueling Stations");
•our ability to issue equity or equity-linked securities or obtain or amend debt financing;
•the demand for renewable energy not being sustained;
•impacts of climate change, changing weather patterns and conditions and natural disasters; and
•the effect of legal, tax and regulatory changes.
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

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance sheets as of March 31, 2023(Unaudited) And December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022	4
	Unaudited Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' (Deficit) Equity for the three months ended March 31, 2023 and 2022	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	7
	Notes To Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
ITEM 4.	CONTROLS AND PROCEDURES	55

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	57
ITEM 1A.	RISK FACTORS	57
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	57
ITEM 4.	MINE SAFETY DISCLOSURES	57
ITEM 5.	OTHER INFORMATION	58
ITEM 6.	EXHIBITS	58
SIGNATURES		59

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (includes $7,274 and $12,506 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	$33,264	$40,394
Accounts receivable, net (includes $252 and $966 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	29,979	31,083
Accounts receivable, related party	4,046	12,421
Restricted cash - current (includes $688 and $6,971 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	688	32,402
Short term investments	36,989	64,976
Fuel tax credits receivable	2,494	4,144
Contract assets	8,545	9,771
Parts inventory	9,279	7,311
Environmental credits held for sale (includes $29 and $— at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	2,527	1,674
Prepaid expense and other current assets (includes $251 and $415 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	6,547	7,625
Derivative financial assets, current portion	449	182
Total current assets	134,807	211,983
Capital spares	3,455	3,443
Property, plant, and equipment, net (includes $93,225 and $73,140 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	336,299	297,323
Operating right-of-use assets	11,597	11,744
Investment in other entities	50,570	51,765
Note receivable - variable fee component	2,019	1,942
Derivative financial assets, non-current portion	1,057	954
Deferred financing costs	2,924	3,013
Other long-term assets	1,489	1,489
Intangible assets, net	2,007	2,167
Restricted cash - non-current (includes $3,157 and $2,923 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	5,870	4,425
Goodwill	54,608	54,608
Total assets	$606,702	$644,856
Liabilities and Equity
Current liabilities:
Accounts payable (includes $10,430 and $4,896 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	23,298	22,679
Accounts payable, related party (includes $279 and $433 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	839	1,346
Fuel tax credits payable	2,380	3,320
Accrued payroll	10,525	8,979
Accrued capital expenses (includes $8,027 and $7,821 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	15,424	11,922
Accrued expenses and other current liabilities (includes $178 and $646 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	8,374	9,573

Contract liabilities	8,518	8,013
Senior Secured Credit Facility - term loan, current portion, net of debt issuance costs	—	15,250
Senior Secured Credit Facility - working capital facility, current portion	—	7,500
OPAL Term Loan, current portion	27,732	27,732
Sunoma Loan, current portion (includes $768 and $380 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	768	380
Convertible Note Payable	29,091	28,528
Municipality Loan	31	76
Derivative financial liability, current portion	—	4,596
Operating lease liabilities - current portion	667	630
Other current liabilities	1,771	1,085
Asset retirement obligation, current portion	1,296	1,296
Total current liabilities	130,714	152,905
Asset retirement obligation, non-current portion	5,062	4,960
OPAL Term Loan	69,915	66,600
Sunoma Loan, net of debt issuance costs (includes $21,337 and $21,712 at March 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	21,337	21,712
Operating lease liabilities - non-current portion	11,100	11,245
Earn out liabilities	4,480	8,790
Other long-term liabilities	740	825
Total liabilities	243,348	267,037
Commitments and contingencies
Redeemable preferred non-controlling interests	140,905	138,142
Redeemable non-controlling interests	1,013,835	1,013,833
Stockholders' deficit
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of March 31, 2023; 29,330,115 and 29,477,766 shares, issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2023; None issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2023; None issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2023; 144,399,037 and 144,399,037 shares issued and outstanding at March 31, 2023 and December 31, 2022	14	14
Additional paid-in capital	—	—
Accumulated deficit	(807,895)	(800,813)
Accumulated other comprehensive income	137	195
Class A common stock in treasury, at cost; 1,635,783 and 0 shares at March 31, 2023 and December 31, 2022, respectively	(11,614)	—
Total Stockholders' deficit attributable to the Company	(819,355)	(800,601)
Non-redeemable non-controlling interests	27,969	26,445
Total Stockholders' deficit	(791,386)	(774,156)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' deficit	$606,702	$644,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
RNG fuel (includes revenues from related party of $4,715 and $8,080 for the three months ended March 31, 2023 and 2022, respectively)	$12,194	$15,049
Fuel station services (includes revenues from related party of $1,493 and $4,816 for the three months ended March 31, 2023 and 2022, respectively)	20,828	24,874
Renewable Power (includes revenues from related party of $1,527 and $1,026 for the three months ended March 31, 2023 and 2022, respectively)	9,935	9,124
Total revenues	42,957	49,047
Operating expenses:
Cost of sales - RNG fuel	7,523	7,714
Cost of sales - Fuel station services	20,292	19,663
Cost of sales - Renewable Power	8,378	8,408
Selling, general, and administrative	14,472	10,855
Depreciation, amortization, and accretion	3,567	3,396
Total expenses	54,232	50,036
Operating loss	(11,275)	(989)
Other (expense) income:
Interest and financing expense, net	(641)	(3,057)
Change in fair value of derivative instruments, net	3,933	236
Other expense	(68)	—
Income (loss) from equity method investments	705	(657)
Loss before provision for income taxes	(7,346)	(4,467)
Provision for income taxes	—	—
Net loss	(7,346)	(4,467)
Net loss attributable to redeemable non-controlling interests	(8,233)	(4,942)
Net loss attributable to non-redeemable non-controlling interests	(297)	(242)
Paid-in-kind preferred dividends (1)	2,763	717
Net loss attributable to Class A common stockholders	$(1,579)	$—

Weighted average shares outstanding of Class A common stock:
Basic	27,383,562	—
Diluted	27,383,562	—
Per share amounts:
Basic (2)	$(0.06)	$—
Diluted (2)	$(0.06)	$—
(1) Paid-in-kind preferred dividend is allocated between redeemable non-controlling interests and Class A common stockholders basis their weighted average percentage of ownership. Please see Note.13 Redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' deficit for additional information.
(2) Income per share information has not been presented for the three months ended March 31, 2022 as it would not be meaningful to the users of these consolidated financial statements,
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(7,346)	$(4,467)
Other comprehensive loss:
Net unrealized loss on cash flow hedges	(356)	—
Total comprehensive loss	(7,702)	(4,467)
Net loss attributable to Redeemable non-controlling interests	(5,915)	(4,942)
Other comprehensive loss attributable to Redeemable non-controlling interests	(299)	—
Comprehensive loss attributable to non-redeemable non-controlling interests	(297)	(242)
Paid-in-kind preferred dividends	445	717
Comprehensive loss attributable to Class A common stockholders	$(1,636)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Class A common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2022	29,477,766	$3	144,399,037	$14	$—	$(800,813)	$195	$26,445	$—	$—	$(774,156)	$138,142	$1,013,833
Net loss	—	—	—	—	—	(1,134)	—	(297)	—	—	(1,431)	—	(5,915)
Other comprehensive loss	—	—	—	—	—	—	(58)	—	—	—	(58)	—	(299)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,722	—	—	1,821	—	—	3,543	—	—
Issuance of Class A common stock on warrant exchange	49,633	—	—	—	338	—	—	—	—	—	338	—	—
Cancellation of fractional shares on warrant exchange	(26)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of put option forward purchase contract - Meteora	—	—	—	—	—	—	—	—	(1,635,783)	(11,614)	(11,614)	—	—
Forfeiture of Class A common stock	(197,258)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	157	—	—	—	—	—	157	—	814
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(2,217)	(5,503)	—	—	—	—	(7,720)	—	7,720
Paid-in-kind preferred dividend	—	—	—	—	—	(445)	—	—	—	—	(445)	2,763	(2,318)
March 31, 2023	29,330,115	$3	144,399,037	$14	$—	$(807,895)	$137	$27,969	(1,635,783)	$(11,614)	$(791,386)	$140,905	$1,013,835

	Class A common stock		Class D common stock						Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Non-redeemable non-controlling interests	Total Stockholders' Equity	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2021	—	$—	144,399,037	$14	$—	$—	$1,188	$1,202	$30,210	$63,545
Net loss	—	—	—	—		—	(242)	(242)	—	(4,225)
Contributions from non-redeemable non-controlling interest		`	—	—	—	—	5,738	5,738	—	(95)
Amortization on payment to acquire non-redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	(91)
Contributions from redeemable preferred non-controlling interests	—	—	—	—	—	—	—	—	25,000	(267)
Paid-in-kind preferred dividend			—	—		—	—	—	717	(717)
Stock-based compensation			—	—		—	—	—		160
March 31, 2022	—	$—	144,399,037	$14	$—	$—	$6,684	$6,698	$55,927	$58,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(7,346)	$(4,467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from equity method investments	(705)	657
Provision for bad debts	492	—
Amortization of operating right-of-use assets	147	190
Depreciation and amortization	3,465	3,321
Amortization of deferred financing costs	450	438
Loss on warrant exchange	338	—
Accretion expense related to asset retirement obligation	102	75
Stock-based compensation	971	160
Paid-in-kind interest income	(78)	(222)
Change in fair value of Convertible Note Payable	563	1,020
Unrealized loss on derivative financial instruments	(4,855)	214
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	611	(3,739)
Accounts receivable, related party	8,375	—
Fuel tax credits receivable	1,649	—
Capital spares	(13)	(20)
Brown gas and parts inventory	(1,968)	(703)
Environmental credits held for sale	(853)	246
Prepaid expense and other current assets	1,078	275
Contract assets	1,227	(2,289)
Accounts payable	622	(4,716)
Accounts payable, related party	(507)	326
Fuel tax credits payable	(940)	—
Accrued payroll	1,547	(1,936)
Accrued expenses	(1,199)	2,450
Operating lease liabilities - current and non-current	(107)	(190)
Other current and non-current liabilities	601	125
Contract liabilities	504	(200)
Net cash provided by (used in) operating activities	4,171	(8,985)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(38,780)	(22,509)
Proceeds from short term investments	27,986	—
Distributions received from equity method investment	1,900	—
Net cash used in investing activities	(8,894)	(22,509)
Cash flows from financing activities:
Proceeds from Sunoma loan	—	1,506
Proceeds from OPAL Term Loan	10,000	15,000
Cash paid for purchase of shares upon exercise of put option	(16,391)	—
Financing costs paid to other third parties	(100)	(1,858)
Repayment of Senior Secured Credit Facility	(22,750)	(1,219)
Repayment of OPAL Term Loan	(6,933)	(1,611)
Repayment of Municipality loan	(45)	(55)
Proceeds from sale of non-redeemable non-controlling interest	3,543	5,643
Proceeds from sale of non-controlling interest, related party	—	25,000
Net cash (used in) provided by financing activities	(32,676)	42,406

Net (decrease) increase in cash, restricted cash, and cash equivalents	(37,399)	10,912
Cash, restricted cash, and cash equivalents, beginning of period	77,221	42,054
Cash, restricted cash, and cash equivalents, end of period	$39,822	$52,966
Supplemental disclosure of cash flow information
Interest paid, net of $1,808 and $0 capitalized, respectively	$1,322	$1,536
Noncash investing and financing activities:
Paid-in-kind dividend on redeemable preferred non-controlling interests	$2,763	$717
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$15,424	$11,922
Right-of-use assets for finance leases as of January 1, 2022 included in Property, plant and equipment, net	$—	$801
Lease liabilities for finance leases as of January 1, 2022 included in Accrued expenses and other current liabilities	$—	$316
Lease liabilities for finance leases as of January 1, 2022 included in Other long-term liabilities	$—	$485
Fair value of contingent consideration to redeem the non-controlling interest included in Other long-term liabilities	$—	$91
Accrual for deferred financing costs included in Accrued expenses and other current liabilities	$—	$2,326
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of January 1, 2023, we adopted ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of the accounting standard did not have any material impact on our condensed consolidated financial statements.

The Company adopted ASC 842 "Leases" as of January 1, 2022 and evaluated all of its contracts and recorded right-of-use assets and corresponding lease liabilities on its consolidated balance sheet as of January 1, 2022. The Company adopted ASC 842 using the modified retrospective transition method of adoption. Under this method, the cumulative effect of applying the new lease standard is recorded with no restatement of any comparative prior periods presented. As provided by ASC 842, the Company elected to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. The Company retrospectively adjusted the financial statements as of and for the three months ended March 31, 2022 to reflect the adoption of ASC 842.
All amounts in these footnotes are presented in thousands of dollars except per share data.
COVID-19 Impact
In March 2020, the World Health Organization categorized the coronavirus disease 2019 ("COVID-19") as a pandemic and the President of the United States declared the COVID-19 outbreak as a national emergency. Management considered the impact of COVID-19 on the assumptions and estimates used and determined that, because the Company was deemed to be an essential business by the U.S. government and incurred neither layoffs of personnel nor a decline in its customer base or business operations. There was no material adverse impact on the Company's statement of position and result of operations as of, and for the three months ended March 31, 2023.
The future impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and includes the accounts of the Company and all other entities in which the Company has a controlling financial interest: Fortistar Methane 3 LLC (“FM3”), Fortistar Methane 4 LLC, Beacon RNG LLC (“Beacon”) Sunoma Holdings, LLC (“Sunoma”), Emerald RNG LLC (“Emerald”), Sapphire RNG LLC (“Sapphire”), New River LLC (“New River”), Reynolds NRG LLC (“Reynolds”), Central Valley LLC (“Central Valley”), Prince William RNG LLC (“Prince William”), Fortistar Contracting LLC, Fortistar RNG LLC, and OPAL Fuel station services LLC (“Fuel station services”). The Company’s condensed consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' deficit in the condensed consolidated balance sheets and as a non-redeemable non-controlling interests in the condensed consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' deficit.
The accompanying condensed consolidated financial statements reflect the activities of the Company, its subsidiaries, and its equity method investments for the three months ended March 31, 2023 and 2022. Investments in unconsolidated entities in which the Company can influence the operating or financial decisions are accounted for under the equity method. As of March 31, 2023 and December 31, 2022, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road") and GREP BTB Holdings LLC ("GREP") under the equity method. Please see Note 3. Investment in Other Entities, for additional information.
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2022 Annual Report on Form 10-K, which was filed with SEC on March 30, 2023. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.
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
Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, with the objective of providing financial statement users information about the credit risk inherent in an entity’s financial statements as well as to explain management’s estimate of expected credit losses and the changes in the allowance for such losses. The accounting standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses will result in more timely recognition of such losses. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2023. The cumulative effect upon adoption was not material to our condensed consolidated financial statements.
The adoption of ASC 326 primarily impacted our trade receivables and the Note receivable recorded on our condensed consolidated balance sheet as of March 31, 2023. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The carrying value of the Note receivable on the condensed consolidated balance sheet as of March 31, 2023 is based on discounted expected cash flows model which are adjusted on a quarterly basis. Therefore, the Company determined that the credit risk component is included in the carrying value at each reporting period. The adoption of ASC 326 did not have any material impact on our condensed consolidated financial statements.
In March 2023, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The Update requires the entities to classify and account for a leasing arrangement between entities under common control on the same basis as an arrangement with an unrelated party. The Update also requires leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset and account for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 including interim fiscal periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this Update on its condensed consolidated financial statements.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$33,264	$40,394
Restricted cash - current (1)	688	32,402
Long-term assets:
Restricted cash held as collateral (2)	5,870	4,425
Total cash, cash equivalents, and restricted cash	$39,822	$77,221
(1) Restricted cash - current as of March 31, 2023 primarily relates to interest reserve on Sunoma Loan. Restricted cash - current as of December 31, 2022 primarily consists of (i) $16,849 held in escrow to secure the Company's purchase obligations under the forward purchase agreement with Meteora (ii) $5,845 equity contribution to a joint venture in connection with the closing of OPAL Term Loan II (iii) $1,127 relates to interest reserve on Sunoma Loan and (iv) $8,581 held in a restricted account for funding one of our RNG projects.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The Short term investments of $36,989 and 64,976 as of March 31, 2023 and December 31, 2022, respectively, consists of cash invested in money market accounts with maturities ranging between 1 and 12 months as of the reporting date. The amounts in these money market accounts are liquid and available for general use.

Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Earnout Liabilities
In connection with the Business Combination and pursuant to a sponsor letter agreement, the Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The Earnout Awards were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net. For the three months ended March 31, 2023, the Company recorded a gain of $4,310 in its condensed consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the Company recorded $4,480 and $8,790, respectively, on its condensed consolidated balance sheets.
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
On January 23, 2023, pursuant to the terms of the forward purchase agreement, Meteora exercised its option to sell back 1,635,783 shares to the Company. $16,391 of the funds held in escrow which were previously recorded as part of Restricted Cash - current on its consolidated balance sheet as of December 31, 2022 were released to Meteora excluding interest accrued. In connection with the above, the Sponsor forfeited 197,258 shares of Class A common stock on January 26, 2023 pursuant to the terms of certain letter agreement dated July 21, 2022. The Company treated the repurchased shares as treasury shares and recorded $11,614 representing the fair value of those shares at the closing share price of $7.01 as an adjustment to Stockholders' deficit. Additionally, the Company recorded $4,777 as an offset to the Derivative financial liability - current in its condensed consolidated balance sheet as of March 31, 2023.
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
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of March 31, 2023, the Company recorded an adjustment of $1,013,835.
Net loss per share
The Company's basic earnings per share of Class A common stock is computed based on the average number of outstanding shares of Class A common stock for the period.

The Company's diluted earnings per share includes effects of the Company's outstanding equity awards under the 2022 Plan (as defined elsewhere in these financial statements), Redeemable non-controlling interests (OPAL Fuels Class B units), redeemable preferred non-controlling interests, Sponsor Earnout Awards and OPAL Earnout Awards.
Accounts Receivable, Net
The Company's allowance for doubtful accounts was $84 and $0 at March 31, 2023 and December 31, 2022.
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
As of March 31, 2023 and December 31, 2022, the Company estimated the value of its total asset retirement obligations to be $6,358 and $6,256, respectively.
The changes in the asset retirement obligations were as follows as of March 31, 2023:

March 31, 2023
Balance, December 31, 2022 - Current and non-current	$6,256
Accretion expense	102
Total asset retirement obligation	6,358
Less: current portion	(1,296)
Total asset retirement obligation, net of current portion	$5,062
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
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended March 31, 2023 and 2022, the Company earned net revenues after discount and fees of $6,208 and $12,896, respectively under this contract which was recorded as part of Revenues - RNG fuel and Fuel Station Services.
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
The Company from time-to-time enters into fuel purchase agreements with customers whereby the Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing CNG/RNG to the customer for a determined number of years. In accordance with the standards of ASC 840, Leases, the Company has concluded these agreements meet the criteria for a lease and are classified as operating leases. Typically, these agreements do not require any minimum consumption amounts and, therefore, no minimum payments. Upon adoption of ASC 842, the Company adopted the practical expedient not to reassess the classification. For additional information on lease revenues earned, please see Note 8. Leases.
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended March 31,
	2023	2022
Renewable power sales	$9,604	$7,483
Third party construction	7,154	9,870
Service	4,904	4,392
Brown gas sales	7,530	4,516
Environmental credits	12,677	20,577
Parts sales	187	486
Operating agreements	—	585
Total revenue from contracts with customers	42,056	47,909
Lease revenue	901	1,138
Total revenue	$42,957	$49,047
For the three months ended March 31, 2023 and 2022, 16.6% and 20.1%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other expense
The following table shows the items consisting of items recorded as Other income:

	Three Months Ended March 31,
	2023	2022
Loss on warrant exchange	$338	$—
Gain on transfer of non-financial asset in exchange for services received (1)	(270)	—
Other expense	$68	$—
(1) Represents the fair value of RINs transferred as consideration for services received.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2023	December 31, 2022
Accounts receivable, net	$29,979	$31,083
Contract assets:
Cost and estimated earnings in excess of billings	$5,977	$7,027
Accounts receivable retainage, net	2,568	2,744
Contract assets total	$8,545	$9,771
Contract liabilities:
Billings in excess of costs and estimated earnings	$8,518	$8,013
Contract liabilities total	$8,518	$8,013
During the three months ended March 31, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022. During the three months ended March 31, 2022, the Company recognized revenue of $9,785 that was included in "Contract liabilities" at December 31, 2021.

Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At March 31, 2023, the Company had a backlog of $59,511 which is anticipated to be recognized as revenue in the next 12 months.
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
Significant Customers, Vendors and Concentration of Credit Risk
For the three months ended March 31, 2023, three customers accounted for 44% of the revenue. For the three months ended March 31, 2022, three customers accounted for 50% of the revenue. At March 31, 2023, three customers accounted for 37% of accounts receivable. At December 31, 2022, two customers accounted for 44%, of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of March 31, 2023, one vendor accounted for 54% of the accounts payable. As of December 31, 2022, one vendor accounted for 19% of the accounts payable.

3. Investment in Other Entities
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
The following table shows the movement of Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Total
Percentage of ownership	50%	50%	20%

Balance at December 31, 2022	$22,518	$25,165	$4,082	$51,765
Net income from equity method investment	194	714	(203)	705
Distributions from return of investment in equity method investment	—	(1,900)	—	(1,900)
Balance at March 31, 2023	$22,712	$23,979	$3,879	$50,570
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
The Note receivable also entitles Reynolds to receive 4.25% of any revenue-based distributions made up to a maximum of $4,500 over the term of the debt. The Company recorded the fair value of the Note receivable — variable fee component of $1,538 as an allocation of the initial investment balance of $10,450 and recorded payment-in-kind interest income of $78 and $222 as a reduction to interest and financing expense, net in the condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively.
The Note receivable - variable fee component of $2,019 and $1,942 is recorded as a long-term asset on its condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
The following table summarizes the net income from equity method investments:

	Three Months Ended March 31,
	2023	2022
Revenue	$7,539	$296
Gross profit	1,651	(991)
Net income	(213)	(1,177)

Net income from equity method investments	$705	$(657)

4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Plant and equipment	$203,587	$201,655
CNG/RNG fueling stations	39,472	34,567
Construction in progress	184,849	152,105
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,028	1,888
Leasehold improvements	815	815
Vehicles	255	313
Office furniture and equipment	307	307
Computer software	277	277
Vehicles - finance leases	1,135	1,236
Other	504	487
	437,117	397,538
Less: accumulated depreciation	(100,818)	(100,215)
Property, plant, and equipment, net	$336,299	$297,323
As of March 31, 2023, there has been an increase in property, plant and equipment as a result of an increase in the construction of RNG generation facilities including, but not limited to Emerald, Sapphire Central Valley RNG projects and RNG dispensing facilities. The majority of these facilities, for which costs are in construction in progress as of March 31, 2023, are expected to be operational during the fourth quarter of 2023 and early 2024.
Depreciation expense on property, plant, and equipment for the three months ended March 31, 2023 and March 31, 2022 was $3,305 and $3,040, respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,611)	$1,388	18.1
Transmission/distribution interconnection	1,600	(995)	605	15.1
CNG sales contract	807	(807)	—	10.0
Intellectual property	43	(29)	14	5.0
Total intangible assets	$11,449	$(9,442)	$2,007

	December 31, 2022
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,488)	$1,511	18.1
Transmission/distribution interconnection	1,600	(971)	629	15.1
CNG sales contract	807	(799)	8	10.0
Intellectual property	43	(24)	19	5.0
Total intangible assets	$11,449	$(9,282)	$2,167
The transmission/distribution interconnection represents an interconnector for one of the Company's LFG recovery facilities. The interconnection construction was initially funded by a municipality. The Company is scheduled to repay the costs of this construction through April 1, 2023. The remaining liability of $31 under the Municipality loan is shown as part of current liabilities on its condensed consolidated balance sheet as of March 31, 2023. Please see Note 7. Borrowings, for additional information.
Amortization expense for the three months ended March 31, 2023 and 2022 was $160 and $116, respectively. At March 31, 2023, estimated future amortization expense for intangible assets is as follows:

Nine months ended December 31, 2023	$388
Fiscal year:
2024	267
2025	267
2026	239
2027	238
Thereafter	608
$2,007
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2022	$51,155	$3,453	$54,608
Balance at March 31, 2023	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Senior Secured Credit Facility, term loan	$—	$15,250
Less: unamortized debt issuance costs	—	—
Less: current portion	—	(15,250)
Senior Secured Credit Facility, term loan, net of debt issuance costs	—	—
Senior Secured Credit Facility, working capital facility	—	7,500
Less: current portion	—	(7,500)
Senior Secured Credit Facility, working capital facility	—	—
OPAL Term Loan	99,157	96,090
Less: unamortized debt issuance costs	(1,510)	(1,758)
Less: current portion	(27,732)	(27,732)
OPAL Term Loan, net of debt issuance costs	69,915	66,600
Sunoma Loan	23,000	23,000
Less: unamortized debt issuance costs	(895)	(908)
Less: current portion	(768)	(380)
Sunoma Loan, net of debt issuance costs	21,337	21,712
Convertible Note Payable	29,091	28,528
Less: current portion	(29,091)	(28,528)
Convertible Note Payable	—	—
Municipality Loan	31	76
Less: current portion	(31)	(76)
Municipality Loan	—	—
Non-current borrowings total	$91,252	$88,312
As of March 31, 2023, principal maturities of debt are expected as follows, excluding any subsequent refinancing transactions and any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Convertible Note Payable (1)	Municipality Loan	Total
Nine months ending December 31, 2023	$20,799	$380	$29,091	$31	$50,301
Fiscal year:
2024	27,732	1,608	—	—	29,340
2025	50,626	1,743	—	—	52,369
2026	—	1,883	—	—	1,883
2027	—	17,386		—	17,386
	$99,157	$23,000	$29,091	$31	$151,279
(1) The Convertible Note Payable is redeemable on demand at the option of the Company or the lender.
Senior Secured Credit Facility
On September 21, 2015, FM3, an indirect wholly-owned subsidiary of the Company, entered into a senior secured credit facility (the "Senior Secured Credit Facility") as a borrower and a syndicate of lenders, which provides for an aggregate principal amount of $150,000, consisting of (i) a term loan of $125,000, (ii) a working capital letter of credit facility of up to $19,000 and (iii) a debt service reserve and liquidity facility of up to $6,000. The Company paid $14,300 to the lenders in connection with the transaction. As of March 31, 2023 and December 31, 2022, $0 and $15,250, respectively, was outstanding under the Senior Secured Credit Facility- term loan.

The borrowings under the Senior Secured Credit Facility bear an interest rate of a fixed margin plus the secured overnight financing rate ("SOFR") for the relevant interest period. The fixed margin is 2.75% for the first four years, then 3.0% until October 8, 2021, and 3.25% thereafter.
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

Patronage dividends
The Company is eligible to receive annual patronage dividends from one of its lenders, Cobank ACB under a profit sharing program made available to the borrowers. For the three months ended March 31, 2023 and 2022, the Company received cash dividends of $125 and $126, respectively, which were recorded as credits to interest expense in its condensed consolidated statements of operations. Additionally, the Company recorded $489 as a long-term asset on its condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, which represents the Company's equity interest in Cobank SCB which will be redeemed for cash beginning in 2024.
OPAL Term Loan
On October 22, 2021, OPAL Fuels Intermediate Holding Company LLC (“OPAL Intermediate Holdco”), an indirect wholly-owned subsidiary of the Company, entered into a $125,000 term loan agreement (the "OPAL Term Loan") with a syndicate of lenders. Of the $125,000, the Company had $90,000 available for borrowing upon closing and the remaining $35,000 was made available as three more RNG facilities become operational. The OPAL Term Loan is secured by a pledge in the equity interest of Beacon Holdco LLC, OPAL Environmental Credit Marketing LLC, OPAL Fuel Station Services LLC (f/k/a Trustar Energy LLC), New River, OPAL Fuels Services LLC and the Company's share of ownership interests in Pine Bend and Noble Road along with cash bank accounts and a security interest in the Company’s environmental credits. The proceeds of the OPAL Term Loan were used for general corporate purposes, including investments in RNG projects being developed by the Company.
As of March 31, 2023 and December 31, 2022, the outstanding loan balance (current and non-current) excluding deferred financing costs was $99,157 and $96,090, respectively. During the first quarter of 2023, the Company borrowed the remaining $10,000 under the debt facility.
The OPAL Term Loan matures April 22, 2025 and bears interest at 3.0% plus SOFR. In accordance to the terms of the facility, OPAL Intermediate Holdco is required to repay 1.79% or $1,611 per month beginning March 2022 and an additional $700 per month beginning September 2022.
The OPAL Term Loan contains customary warranties and representations and certain financial covenants which require OPAL Intermediate Holdco to maintain (i) minimum liquidity of $15,000 until March 31, 2022 and $10,000 thereafter and (ii) a leverage ratio not to exceed 4:1. As of March 31, 2023, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
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

The borrowings under the Sunoma Loan Agreement bear interest at a rate of 7.68% and have a maturity date of July 19, 2033. The Company is required to pay a quarterly amortization of principal of $380 beginning in October 2023. The Company paid $2,798 into interest and debt reserve accounts. This cash is recorded as Restricted cash - current and non-current under long term assets in the condensed consolidated balance Sheet as of March 31, 2023.
The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as March 31, 2023 and December 31, 2022. See Note 12. Variable Interest Entities for additional information.
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
The Company elected to account for the Convertible Note using the fair value option in accordance with ASC 820, Fair Value Measurement. The fair value was subsequently remeasured on each reporting date and the change in fair value recorded as interest expense in the condensed consolidated statement of operations for each reporting period. At March 31, 2023 and December 31, 2022, the Convertible Note was classified as a current liability in the condensed consolidated balance sheets at a fair value of $29,091 and $28,528, respectively, as it is redeemable on demand by the Company or Ares.
The Company recorded $563 and $1,020 as change in fair value of Convertible Note for the three months ended March 31, 2023 and 2022 respectively as interest and financing expense, net.
Municipality Loan
FM3, an indirect wholly-owned subsidiary of the Company, entered into a loan agreement for the construction of an interconnection that was initially funded by the municipality. The Company is scheduled to make payments to a municipality in the amount of $1,600 plus interest at a fixed annual rate of 3.00% through April 1, 2023. At March 31, 2023 and December 31, 2022, $31 and $76, respectively, were outstanding on the loan. The loan was fully repaid in April 2023.
OPAL Term Loan II
On August 4, 2022, OPAL Fuels Intermediate Holdco 2 LLC ("OPAL Intermediate Holdco 2"), an indirect wholly-owned subsidiary the Company, entered into a new Senior Secured Credit Facility (the "OPAL Term Loan II") with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. The OPAL Term Loan II provides for an approximately two year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100,000 and debt service reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5,000. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors and the proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2,200 as financing fees to the lenders and incurred $1,376 as third party fees. The transaction costs have been recorded as Deferred financing costs on the condensed consolidated balance sheet as of March 31, 2023.
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
At March 31, 2023 and December 31, 2022, there was no principal amount outstanding under the OPAL Term Loan II.
Interest rates
2023
For the three months ended March 31, 2023, the weighted average effective interest rate including amortization of debt issuance costs on Senior Secured Credit Facility was 5.6% including a margin plus SOFR. The debt was repaid in full in March 2023.
For the three months ended March 31, 2023, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 8.4%.
For the three months ended March 31, 2023, the interest rate on Sunoma Loan was 7.84%.
For the three months ended March 31, 2023, the payment-in-kind interest rate on Convertible Note Payable was 8.00%.
For the three months ended March 31, 2023, the weighted average interest rate on Municipality loan was 3.00%.
2022
For the three months ended March 31, 2022, the weighted average effective interest rate on Senior Secured Credit Facility including amortization of debt issuance costs on Senior Secured Credit Facility was 3.45% including a margin plus LIBOR.
For the three months ended March 31, 2022, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 4.93%.
For three months ended March 31, 2022, the interest rate on Sunoma loan was 7.75%.

For the three months ended March 31, 2022, the payment-in-kind interest rate on Convertible Note Payable was 8.0%.

For the three months ended March 31, 2022, the weighted average interest rate on Municipality loan was 3.0%.
The following table summarizes the Company's total interest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Senior Secured Credit Facility	$281	$580
Convertible Note Payable mark-to-market	563	1,020
Sunoma Loan	445	510
OPAL Term Loan (1)	19	856
Commitment fees and other finance fees	128	101
Amortization of deferred financing cost	450	438
Interest expense on finance leases	16	6
Interest income	(1,261)	(454)
Total interest expense	$641	$3,057
(1) Excludes $1,808 of interest capitalized and recorded as part of Property, Plant and Equipment for the three months ended March 31, 2023.

8. Leases
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
Included in Fuel Station Service revenues are $570 and $524 related to the lease portion of the FPAs for the three months ended March 31, 2023 and 2022, respectively. Included in Renewable Power revenues are $331 and $614 related to the lease element of the PPAs for the three months ended March 31, 2023 and 2022, respectively.
Lessee contracts
Ground/Site leases
The Company through various of its indirectly owned subsidiaries holds site leases on landfills/dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities - Beacon and two sites at our Central Valley project - MS Digester ("MS") and VS Digester ("VS").
–As of the Adoption Date, the lease at Beacon facility is for 20 years at a monthly rent of $11.

–As of the Adoption Date, the lease term for MD and VS is for a period of 20 years from their commercial operation date at a quarterly rent of $125. As of the Adoption Date, the commercial operation date for MD and VS was expected to be December 31, 2022 and February 1, 2023, respectively. However, as of October 1, 2022, the commercial operation date for both projects was extended to February 1, 2024. The Company accounted the change in the lease term as a lease modification and reassessed the right-of-use assets and corresponding lease liabilities as of that date.
Office lease
The Company entered into a lease for office and warehouse space that became effective upon the termination of the original lease term on January 31, 2018. The term of the lease renewal was 36 months and contained an option to renew for an additional 24 months. In September 2020, the Company exercised this option. In March 2022, the Company entered into an amendment to the lease which extended the lease term till January 2026. The rent for the lease is $26 per month with a built in escalation to $27 from February 1, 2022 to February 1, 2023, $43 from February 1, 2023 - February 1, 2024, $45 from February 1 2024 - February 1, 2025 and $46 for the remaining lease term. The Company accounted the change in the lease term as a lease modification and reassessed the right-of-use assets and corresponding lease liabilities as of March 31, 2022.
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
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022. The lease expense for the office lease is recorded as part Selling, general and administrative expenses in its condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022.
Vehicle leases
The Company leases approximately 65 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its condensed statement of operations for the three months ended March 31, 2023 and 2022.
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

Right-of-use assets and Lease liabilities as of March 31, 2023 and December 31, 2022 are as follows:

Description	Location in Balance Sheet	March 31, 2023	December 31, 2022
Assets:
Operating leases (1):
Site leases (2)	Right-of-use assets	$10,298	$10,338
Office lease (3)	Right-of-use assets	1,299	1,406
		11,597	11,744
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	1,135	1,236
		12,732	12,980
Liabilities (1):
Sites leases	Lease liabilities - current portion	188	181
Office lease	Lease liabilities - current portion	479	449
Vehicle leases	Accrued expenses and other current liabilities	410	449
		1,077	1,079

Sites leases	Lease liabilities - non-current portion	10,114	10,135
Office lease	Lease liabilities - non-current portion	986	1,110
Vehicle leases	Other long-term liabilities	740	825
		$11,840	$12,070

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
The table below presents components of the Company's lease expense for the three months ended March 31, 2023 and 2022:

Description	Location in Statement of Operations	Three Months Ended March 31,
		2023	2022
Operating lease expense for site leases	Cost of sales - RNG Fuel	$263	$263
Operating lease expense for office lease	Selling, general, administrative expenses	121	121
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	140	83
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	16	6
		$540	$473
The Company does not have material short term lease expense for the three months ended March 31, 2023 and 2022.
The Company did not enter into any operating leases greater than 12 months for the three months ended March 31, 2023.

Weighted average remaining lease term (years)	March 31, 2023
Operating leases	18.5 years
Financing leases	2.9 years
Weighted average discount rate
Operating leases	7.91%
Financing leases	5.98%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of March 31, 2023:

	Site leases	Office leases	Vehicle leases	Total

Discount rate upon adoption	5.4%	2.3%	7.6%

2023	$783	$391	$360	$1,534
2024	1,044	540	421	2,005
2025	1,044	562	314	1,920
2026	1,044	47	160	1,251
2027 and beyond	17,913	—		17,913
	21,828	1,540	1,255	24,623

Present value of lease liability	10,302	1,465	1,150	12,917

Lease liabilities - current portion	188	479	410	1,077
Lease liabilities - non-current portion	10,114	986	740	11,840
Total lease liabilities	$10,302	$1,465	$1,150	$12,917

Discount based on incremental borrowing rate	$11,526	$75	$105	$11,706

9. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
During August 2022, the Company entered into two interest rate swaps for the notional amount of $61,926 of OPAL Term Loan II at a fixed interest rate of 2.47% to hedge the SOFR-based floating interest rate. On August 16, 2022, the Company entered into a swaption for a notional amount of $13,074 with fixed rate of 2.32% with a maturity date of May 31, 2023. The Company accounted for the swaption as an economic hedge and included the change in the fair market value in the condensed consolidated statement of operations.
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

The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income. No portion of the cash flow hedges were ineffective during the three months ended March 31, 2023. There are no amounts that would be released from the other comprehensive income in the next twelve months.
The following table summarizes the interest rate swaps in place as of March 31, 2023 and December 31, 2022:

Interest rate swap detail				Notional Amount
Trade date	Fixed rate	Start date	End date	March 31, 2023	December 31, 2022

August 15, 2022	2.47%	June 28, 2024	August 4, 2027	$41,284	41,284
August 15, 2022	2.47%	June 28, 2024	August 4, 2027	20,642	20,642
				$61,926	$61,926
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

	March 31, 2023	December 31, 2022	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as economic hedges:
Current portion of swaption	$116	$182	Derivative financial assets, current portion
Derivatives designated as cash flow hedges:
Long term portion of the interest rate swaps	598	954	Derivative financial assets, non-current
	$714	$1,136
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended March 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022
Interest rate swaps	$—	$619
Swaption	(66)	—
Net periodic settlements	—	(383)
	$(66)	$236	Change in fair value of derivative instruments, net
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
The following table summarizes the fair value of derivative instruments on the Company's condensed consolidated balance sheets and the effect of netting arrangements and collateral on its financial position:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets in the Balance Sheet
Balance, March 31, 2023:
Interest rate swap asset	$598	$—	$598
Swaption asset	116	—	116
	$714	$—	$714
Balance, December 31, 2022:
Interest rate swap asset	$954	$—	$954
Swaption asset	182	—	182
	$1,136	$—	$1,136
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
The following table summarizes the commodity swaps in place as of March 31, 2023 and December 31, 2022. There were no new commodity swap contracts entered during the three months ended March 31, 2023.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
October 17, 2022	January 1, 2023	December 31, 2024	26,280	$65.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50

The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended March 31,
		2023	2022
Commodity swaps - realized gain	Revenues - Renewable power	$371	$37
Commodity swaps - unrealized gain (loss)	Revenues - Renewable power	922	(833)
Total realized and unrealized gain (loss)	Revenues - Renewable power	$1,293	$(796)

The following table summarizes the derivative assets and liabilities related to commodity swaps as of March 31, 2023 and December 31, 2022

	Fair Value		Location of Fair value recognized in Balance Sheet
	March 31, 2023	December 31, 2022
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$333	$—	Derivative financial asset, current portion
Non-current portion of unrealized gain on commodity swaps	$459	$—	Derivative financial asset, non-current portion
Current portion of unrealized loss on commodity swaps	$—	$(130)	Derivative financial liability, current portion

Other derivative liabilities
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

Derivative liability	Three Months Ended March 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022

Put option to Meteora	$311	$—
Sponsor Earnout Awards	310	—
OPAL Earnout Awards	4,000	—
	$4,621	$—	Change in fair value of derivative instruments, net
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
The carrying value of the Company's long-term debt of $91,252 and $88,312 as of March 31, 2023 and December 31, 2022, respectively, represents the total amount to be repaid if the debt has to be discharged in full and therefore approximates its fair value.

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
The Company accounts for the Convertible Note Payable at fair value at each reporting period. As of March 31, 2023 December 31, 2022, the Company recorded the Convertible Note Payable at par plus accrued interest as it is payable on demand by either party and therefore represents fair value.
The fair value of the Sponsor Earnout Awards as of March 31, 2023 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the four year post-close period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $6.97 as of March 31, 2023;
•Expected volatility —65% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 3.67% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 4.3 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of March 31, 2023 was determined using a Monte Carlo valuation model with a distribution of potential outcomes for stock price and EBITDA over the 2-year period commencing on January 1, 2023 and ending on December 31, 2024. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $6.97 as of March 31, 2023;
•Weighted average cost of capital - 16% based on an average of historical volatilities of selected industry peers deemed to be comparable to our business.
•Expected volatility —55% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.7% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 2.2 year term of the earnout period;
•Dividend yield - zero.

There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of March 31, 2023.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2023 and December 31, 2022, set forth by level, within the fair value hierarchy:

	Fair value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,358	$6,358
Convertible Note Payable	—	29,091	—	29,091
Earnout liabilities	—	—	4,480	4,480
Assets:
Short term investments	36,989	—	—	36,989
Commodity swap contracts	—	792	—	792
Swaption	—	116	—	116
Interest rate swaps	$—	$598	$—	$598

	Fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,256	$6,256
Convertible Note Payable (1)	—	28,528		28,528
Put option with Meteora	—	—	4,466	4,466
Commodity swap contracts	—	130	—	130
Earnout liabilities	—	—	8,790	8,790
Assets:
Short term investments	64,976	—	—	64,976
Swaption	—	182	—	182
Commodity swap contracts	—	954	—	954
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

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the three months ended March 31, 2023 is included in Note 2, Summary of Significant Accounting Policies.

10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and other entities under common control with Fortistar or NextEra.

Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded paid-in-kind preferred dividend of $655 and $600 for the three months ended March 31, 2023 and 2022. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.

Issuance of Redeemable preferred non-controlling interests

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded paid-in-kind preferred dividend of $2,108 and $117 for the three months ended March 31, 2023 and 2022, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' deficit, for additional information.

Purchase and sale agreement for environmental attributes

On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended March 31, 2023 and 2022, the Company earned net revenues after discount and fees of $6,208 and $12,896, respectively, under this contract which was recorded as part of Revenues - RNG fuel and Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.

Commodity swap contracts under ISDA

The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company enters into commodity swap contracts on a periodic basis. As of March 31, 2023 and December 31, 2022, there were three commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. The Company recorded $1,527 and $1,026 as revenues earned under the commodity swap contracts for the three months ended March 31, 2023 and 2022.

Purchase of investments from Related Parties
In August 2021, the Company acquired a 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded a net loss of $203 and $96 as its share of net loss for the three months ended March 31, 2023 and 2022.

Sales contracts with Related Parties
In August 2020, OFSS contracted with Sunoma to dispense RNG and to generate and market the resulting RINs created on behalf of the entity. Additionally, OFSS contracted with Pine Bend in December 2020 and Noble Road in March 2021 to provide the same services.
The term of this contract runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. The Pine Bend and Noble road came online in the first and third quarter of 2022. Sunoma came online in the fourth quarter of 2021. For the three months ended March 31, 2023 and 2022, the Company earned environmental processing fees of $585 and $0 net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations.
Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with Fortistar LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expires on December 31, 2023, unless termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the three months ended March 31, 2023 and 2022, there have been no material services provided by the Company's employees to Fortistar.
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
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Three Months Ended March 31,
	2023	2022
Staffing and management services	$575	$473
Rent - fixed compensation	165	183
IT services	726	539
Total	$1,466	$1,195

As of March 31, 2023 and December 31, 2022, the Company had Accounts payable, related party in the amounts of $839 and $1,346, respectively.
11. Reportable Segments and Geographic Information
The Company is organized into four operating segments based on the characteristics of its renewable power generation, dispensing portfolio, and the nature of other products and services. During the first quarter of 2023, the Company changed its' internal reporting to its executive leadership team ("Chief Operating Decision Makers"). The internal reporting was changed to provide more visibility into our RNG fuel production and operations and to align fuel dispensing revenues with construction and service of fuel dispensing stations.

Therefore, the Company reclassified the revenues and the corresponding cost of sales for CNG tolling business which were previously presented as part of Revenues - RNG Fuel and Cost of sales - RNG Fuel to Revenues - Fuel station services and Cost of sales - Fuel station services, respectively. The Company also adjusted the revenues and cost of sales for prior year period presented for comparison purposes. For the three months ended March 31, 2023 and 2022, the Company classified revenues from CNG tolling business of $8,851 and $10,093, respectively, as part of Revenues - Fuel station services. For the three months ended March 31, 2023 and 2022, the Company classified cost of sales relating to CNG tolling business of $8,522 and $6,773, respectively as part of Cost of sales - Fuel station services.
We aligned our reportable segments disclosure to align with the information and internal reporting that is provided to our Chief Operating Decision Makers. Therefore, the Company reassessed its reportable segments and revised all the prior periods to make the segment disclosures comparable.
•RNG Fuel. The RNG Fuel segment relates to all RNG supply directly related to the generation and sale of brown gas and environmental credits, and consists of:

◦Development and construction – RNG facilities in which long term gas right contracts have been, or are in the process of being ratified and the construction of RNG generation facilities.
◦RNG supply operating facilities – This includes the generation, extraction, and sale of RNG - plus associated RINs and LCFSs from landfills.

     For the three months ended March 31, 2023 and 2022, the Company has accounted for its interests in Pine Bend, Reynolds and Noble Road under the equity method of accounting and the results of operations of Beacon, New River, Central Valley, Emerald, Sapphire and Sunoma were consolidated in its condensed consolidated statement of operations. As of March 31, 2023, Central Valley, Emerald, and Sapphire are not operational. Sunoma became operational in December 2021, Noble Road in January 2022, New River in April 2022 and Pine Bend in September 2022.
•Fuel Station Services. Through its Fuel Station Services segment, the Company provides construction and maintenance services to third-party owners of vehicle Fueling Stations and performs fuel dispensing activities including generation and minting of environmental credits. This segment includes:
◦Service and maintenance contracts for RNG/CNG fueling sites. Includes a manufacturing division that builds Compact Fueling Systems and Defueling systems.
◦Third Party CNG Construction of Fueling Stations - Design/build and serve as general contractor for typically Guarantee Maximum Price or fixed priced contracts for customers usually lasting less than one year.
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

	Three Months Ended March 31,
	2023	2022
Revenues:
Renewable Power	$9,918	$9,637
RNG Fuel	19,733	18,098
Fuel Station Services	24,575	24,170
Other(1)	17	36
Intersegment	(3,747)	(2,598)
Equity Method Investment(s)	(7,539)	(296)
	$42,957	$49,047
____________
(1) Other includes revenues of Fortistar Contracting LLC.

	Three Months Ended March 31,
	2023	2022
Interest and Financing Expense, Net:
Renewable Power	$(264)	$(917)
RNG Fuel	(655)	(88)
Fuel Station Services	10	(6)
Corporate	268	(2,046)
	$(641)	$(3,057)

	Three Months Ended March 31,
	2023	2022
Depreciation, Amortization, and Accretion:
Renewable Power	$1,452	$1,798
RNG Fuel	2,024	1,126
Fuel Station Services	790	666
Other(1)	16	33
Equity Method Investment(s)	(715)	(227)
	$3,567	$3,396
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Three Months Ended March 31,
	2023	2022
Net loss
Renewable Power	$(903)	$(2,078)
RNG Fuel	1,177	1,918
Fuel Station Services	41	4,555
Corporate	(8,366)	(8,205)
Equity Method Investment(s)	705	(657)
	$(7,346)	$(4,467)

	Three Months Ended March 31,
	2023	2022
Cash paid for Purchases of Property, Plant, and Equipment:
Renewable Power	$—	$—
Fuel Station Services	5,665	1,911
RNG Fuel	33,115	20,598
	$38,780	$22,509

	March 31, 2023	December 31, 2022
Total Assets:
Renewable Power	$46,199	$43,468
RNG Fuel	347,591	347,750
Fuel Station Services	110,113	119,669
Corporate and other	52,229	82,204
Equity Method Investment(s)	50,570	51,765
	$606,702	$644,856
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
12. Variable Interest Entities
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
As of March 31, 2023 and December 31, 2022, the Company held equity interests in five VIEs — Sunoma, GREP, Emerald, Sapphire, and Central Valley. GREP has been presented as an equity method investment and the remaining four VIEs Sunoma, Emerald, Sapphire, and Central Valley are consolidated by the Company.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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
The following table summarizes the major condensed consolidated balance sheet items for consolidated VIEs as of March 31, 2023 and December 31, 2022. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
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

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,274	$12,506
Accounts receivable, net	252	966
Restricted cash - current	688	6,971
Environmental credits held for sale	29	—
Prepaid expenses and other current assets	251	415
Total current assets	8,494	20,858
Property, plant and equipment, net	93,225	73,140
Restricted cash, non-current	3,157	2,923
Total assets	$104,876	$96,921

Liabilities and equity
Current liabilities:
Accounts payable	$10,430	$4,896
Accounts payable, related party	279	433
Accrued capital expenses	8,027	7,821
Accrued expenses	178	646
Sunoma Loan- current portion	768	380
Total current liabilities	19,682	14,176
Sunoma loan, net of debt issuance costs	21,337	21,712
Total liabilities	41,019	35,888
Equity
Stockholders' equity	35,888	34,588
Non-redeemable non-controlling interests	27,969	26,445
Total equity	63,857	61,033
Total Liabilities and Equity	$104,876	$96,921

13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit

Common stock

As of March 31, 2023, there are (i) 29,330,115 shares of Class A common stock issued and outstanding, (ii) 144,399,037 shares of New OPAL Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share, of (“Class B common stock”) issued and outstanding ( Shares of Class B common stock do not have any economic value except voting rights as described below) and (iv) no shares of Class C common stock, par value $0.0001 per share, (“ Class C common stock”) issued and outstanding (shares of Class D common stock do not have any economic value except voting rights as described below)

During the first quarter of 2023, Meteora exercised the put option pursuant to the terms of the forward purchase contract. The Company repurchased 1,635,783 shares at a price of $10.02 per share. The Company recorded $11,614 representing the fair value of the treasury stock as part of stockholders' deficit and $4,777 as an offset to the derivative financial liability, current on its condensed consolidated balance sheet as of March 31, 2023.

In March 2023, the Company issued 49,633 shares to certain warrant holders as consideration for their prior agreement to tender all warrants held by the warrant holders in the Company's voluntary exchange offer which closed on December

22, 2022. The Company recorded $338 representing the fair value of the shares issued based on the closing price on March 30, 2023 as part of Other income (expense), net.

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

The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2022 to March 31, 2023:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2022	300,000	$32,736	1,000,000	$105,406	$138,142
Series A units issued by OPAL Fuels	—	—	—	—	—
Paid-in-kind dividends attributable to OPAL Fuels		549		1,769	2,318
Paid-in kind dividends attributable to Class A common stockholders	—	106		339	445
Balance, March 31, 2023	300,000	$33,391	1,000,000	$107,514	$140,905

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

Redeemable non-controlling interests

Upon consummation of Business Combination, OPAL Fuels and its members caused the existing limited liability company agreement to be amended and restated and in connection therewith, all of the common units of OPAL Fuels LLC issued and outstanding immediately prior to the closing were re-classified into 144,399,037 Class B Units. Each Class B Unit is paired with 1 non-economic share of Class D common stock issued by the Company. Each pair of Class B Unit and 1 share of Class D common stock is exchangeable to either 1 share of Class A common stock or 1 share of Class C common stock at the holder's option. Upon an exchange for Class A common stock, the Company has the option to redeem shares for cash at their market value.

Redeemable non-controlling interests have been presented as mezzanine equity in the condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of March 31, 2023, the Company recorded $1,013,835 to adjust the carrying value to their redemption value based on a 5 day VWAP of $7.02 per share.
14. Stock-based compensation
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
On March 31, 2023, the Company issued 196,961 stock options, 888,831 restricted stock units and 274,617 performance units to certain employees of the Company. The fair value of the stock options was determined to be $5.26 based on Black Scholes model based share price of $6.97, exercise price of $6.97, expiration of 10 years, annual risk free interest rate of 4.04% and volatility of 65%. Additionally, the Company issued 135,583 restricted stock units to the board of directors. The total fair value of the equity awards was $6,955.
As of March 31, 2023, there were 1,446,763 restricted stock units, 196,961 stock options and 274,617 performance units outstanding under the 2022 Plan. As of December 31, 2022, there were 422,349 restricted stock units outstanding under the 2022 Plan.
15. Net loss Per Share
The basic loss per share of Class A common stock is computed by dividing the net loss attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. The basic loss per share for the three months ended March 31, 2023 and 2022 does not include 1,635,783 shares in treasury, 763,908 shares issued and outstanding but are contingent on achieving earnout targets. During the first quarter of 2023, the put option was exercised and 197,258 shares of Class A common stock were cancelled.
Prior to the Business Combination, the membership structure of OPAL Fuels included common units which shared in the profits and losses of OPAL Fuels LLC. The Company analyzed the calculation of earnings per units for periods prior to the consummation of the Business Combination and determined that such information would not be meaningful to the users of these condensed consolidated financial statements. Therefore net income per share information has not been presented for the three months ended March 31, 2022.
The diluted loss per share of Class A common stock for the three months ended March 31, 2023 does not include Redeemable preferred non-controlling interests, Convertible Note Payable because the substantive contingency for conversion has not been met as of March 31, 2023. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 763,908 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of March 31, 2023. The outstanding restricted stock units, stock options and performance units issued under the 2022 Plan are not included as their impact is dilutive.
The Class D common stock does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

March 31, 2023
Net loss attributable to Class A common stockholders	$(1,579)

Weighted average number of shares of Class A common stock - basic	27,383,562
Dilutive effect of stock options, restricted stock units, performance units, Convertible note payable, earnout shares, Redeemable preferred non-controlling interests, Redeemable non-controlling interests	—
Weighted average number of shares of Class A common stock - diluted	27,383,562
Net loss per share of Class A common stock
Basic	$(0.06)
Diluted	$(0.06)
,

16. Income taxes
As a result of the Company’s up-C structure effective with the Business Combination, the Company expects to be a tax-paying entity. However, as the Company has historically been loss-making, any deferred tax assets created as a result of net operating losses and other deferred tax assets for the excess of tax basis in the Company's investment in Opal Fuels would be offset by a full valuation allowance. Prior to the Business Combination, OPAL Fuels was organized as a limited liability company, with the exception of one partially-owned subsidiary which filed income tax returns as a C-Corporation. The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Judgment is required in determining the provisions for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
For the three months ended March 31, 2023, the Company recorded zero income tax expense. The effective tax rate for the three months ended March 31, 2023 was 0%. The difference between the Company’s effective tax rate for the three months ended March 31, 2023 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company did not record a tax provision for the three months ended March 31, 2022 primarily due to OPAL Fuels' status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
17. Commitments and Contingencies
Letters of Credit
As of March 31, 2023 and December 31, 2022, the Company was required to maintain five and nine standby letters of credit totaling $1,498 and $2,292, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
18. Subsequent Events
On April 13, 2023, a wholly-owned subsidiary of OPAL Fuels Inc. (referred to herein as the “Company”) entered into a Landfill Gas Purchase and Sale Agreement and a Lease Agreement (collectively, the “Agreements”) with Waste Management of Illinois, Inc. ("WM"), an indirect wholly owned subsidiary of Waste Management, Inc. The Agreements, which are effective as of March 13, 2023, provide the Company with the right to purchase LFG from WM’s Cottonwood Hills Landfill located in Marissa, Illinois, and to build and operate a facility (the “Facility”) on a parcel located on the landfill footprint to process the LFG into RNG. Per the terms and conditions of the Agreements, WM will receive a lease payment and certain royalties from the sale of RNG produced by the Facility, including with respect to any sales of environmental credits or other attributes associated with the RNG. The terms of the Agreements are 25 years from the date the Facility commences operations.

On May 2, 2023, a wholly-owned subsidiary of the Company (referred to below as the “Company”) entered into a Landfill Gas Purchase Agreement (the “Agreement”) with Polk County, a political subdivision of the State of Florida (“Polk County”). The Agreement provides the Company with the right to purchase LFG from the Polk County North Central Landfill located in Winter Haven, Florida. The Agreement anticipates a site lease (“Site Lease”) to be entered into between the Company and Polk County that would provide the Company with the right to build and operate a facility (the “Facility”) on a parcel of real property located at or near the landfill to process the LFG into RNG. There is no assurance that the Site Lease will be fully executed. Per the terms and conditions of the Agreement, Polk County will receive certain payments and royalties from the sale of RNG produced by the Facility, including with respect to the sale of environmental credits or other attributes associated with the RNG. Unless earlier terminated or extended per the terms and conditions of the Agreement, the term of the Agreement expires on April 26, 2042.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 29, 2023. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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
The Company was formerly known as Arclight Clean Transition Corp II ("Arclight"), which was a blank check company incorporated in Cayman Islands on January 13, 2021. Arclight was formed for the purpose of effecting a merger, share exchange, asset acquisition, reorganization or similar business combination with one or more businesses. OPAL Fuels LLC was formed in December 2020 as a wholly owned subsidiary of OPAL HoldCo under the laws of the State of Delaware. On December 31, 2020, Fortistar LLC and certain of its affiliated entities contributed their respective ownership interests in the following legal entities to OPAL Fuels in a common-control reorganization: TruStar Energy Holdings LLC, Fortistar RNG LLC, Fortistar Methane 3 Holdings LLC, Fortistar Methane 3 LLC, Fortistar Contracting LLC, and Fortistar Methane 4 LLC. On December 2, 2021, the Company, OPAL Holdco and OPAL Fuels entered into a business combination agreement.
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
Recent developments
On April 13, 2023, a wholly-owned subsidiary of the Company (referred to below as the “Company”) entered into a Landfill Gas Purchase and Sale Agreement and a Lease Agreement (collectively, the “Agreements”) with Waste Management of Illinois, Inc. ("WM"), an indirect wholly-owned subsidiary of Waste Management, Inc. The Agreements, which are effective as of March 13, 2023, provide the Company with the right to purchase LFG from WM’s Cottonwood Hills Landfill located in Marissa, Illinois, and to build and operate a facility (the “Facility”) on a parcel located on the landfill footprint to process the LFG into renewable natural gas (“RNG”). Per the terms and conditions of the Agreements, WM will receive a lease payment and certain royalties from the sale of RNG produced by the Facility, including with respect to any sales of environmental credits or other attributes associated with the RNG. The terms of the Agreements are 25 years from the date the Facility commences operations.

On May 2, 2023, a wholly-owned subsidiary of the Company (referred to below as the “Company”) entered into a Landfill Gas Purchase Agreement (the “Agreement”) with Polk County, a political subdivision of the State of Florida (“Polk County”). The Agreement provides the Company with the right to purchase LFG from the Polk County North Central Landfill located in Winter Haven, Florida. The Agreement anticipates a site lease (“Site Lease”) to be entered into between the Company and Polk County that would provide the Company with the right to build and operate a facility (the “Facility”) on a parcel of real property located at or near the landfill to process the LFG into RNG. There is no assurance that the Site Lease will be fully executed. Per the terms and conditions of the Agreement, Polk County will receive certain payments and royalties from the sale of RNG produced by the Facility, including with respect to the sale of environmental credits or other attributes associated with the RNG. Unless earlier terminated or extended per the terms and conditions of the Agreement, the term of the Agreement expires on April 26, 2042.
Construction Update

•The Emerald RNG project remains on track to commence commercial operations in the next few months.

•The Prince William RNG project is expected to commence commercial operations in the fourth quarter of 2023.

•The Sapphire RNG project is now expected to commence commercial operations in the first half of 2024 due to permitting delays.

•Our two dairy projects in California and our Northeast landfill project are anticipated to be commissioned in the second half of 2024.

•OPAL Fuels’ share of annual nameplate capacity for the six projects in construction is approximately 4.7 million MMBtu, including 4.2 million MMBtu of landfill projects and 0.5 MMBtu of dairy projects.

Development Update

•We are on track to place at least 2 million MMBtu of RNG projects (representing OPAL Fuels' proportional ownership) into construction in 2023.

•Our Advanced Development Pipeline comprises 9.4 million MMBtu of feedstock biogas per year, compared to 8.3 million MMBtu at year-end.

•OPAL Fuels recently entered into gas rights agreements for two landfill RNG projects, one with a municipality in Polk County, Florida and the other with WM in Illinois. These projects are 100% owned by OPAL Fuels.

•The Polk County project is anticipated to have nameplate capacity of approximately 1.1 million annual MMBtu, with start of construction expected next month and commencement of operations anticipated in the second half of 2024.

•The WM project is anticipated to have nameplate capacity3 of 600,000 to 700,000 annual MMBtu, with start of construction expected in the second half of 2023.
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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies and the consolidated financial statements and notes thereto are included in the Company’s Annual Report on Form 10-K, which was filed with SEC on March 29, 2023.

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
Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations ("RVOs") for D3 (cellulosic biofuel with a 60% greenhouse gas (“GHG”) reduction requirement) RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. The Environmental Protection Agency's issuance of timely and sufficient annual RVOs to accommodate the RNG industry's growing production levels is necessary to stabilize the RIN market. The EPA is required to set RVOs for 2023 and beyond and the EPA introduced proposed Set rule in December 2022 with rule finalization expected in June 2023. Until the rules and RVOs are finalized, this may create additional uncertainty as to RIN pricing. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon (with several other states also actively considering LCFS initiatives similar to those in California and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
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
•RNG Fuel. The RNG Fuel segment includes RNG supply as well as the associated generation and sale of commodity natural gas and environmental credits, and consists of:

◦RNG Production Facilities – the design, development, construction, maintenance and operation of facilities that convert raw biogas into pipeline quality natural gas; and
◦The Company's interests in both operating and construction projects.

•Fuel Station Services. Through its Fuel Station Services segment, the Company provides construction and maintenance services to third-party owners of vehicle Fueling Stations and performs fuel dispensing activities including generation and minting of environmental credits. This segment includes:

◦Manufacturing division that builds Compact Fueling Systems and Defueling systems;
◦Design/Build contracts where the Company serves as general contractor for construction of Fueling Stations, typically structured as Guarantee Maximum Price or fixed priced contracts for customers, generally lasting less than one year;
◦Service and maintenance contracts for RNG/CNG Fueling Stations; and
◦RNG and CNG Fuel Dispensing Stations - This includes both the dispensing (or sale) of RNG, commodity natural gas, and environmental credit generation and monetization. The Company operates Fueling Stations that dispense both CNG and RNG fuel for vehicles.

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

Results of Operations for the three months ended March 31, 2023 and 2022:
Operational data
The following table summarizes the operational data achieved for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

RNG Fuel volume produced (Million MMBtus)	0.6	0.4
RNG Fuel volume sold (Million GGEs)	8.3	6.1
Total volume delivered (Million GGEs)	32.4	25.6
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design capacity (MMbtus per year) (1)	Source of bio gas	Ownership (2)
RNG projects in operation:
Greentree	1,061,712	LFG	100%
Imperial	1,061,712	LFG	100%
New River	663,570	LFG	100%
Noble Road (3)	464,499	LFG	50%
Pine Bend (3)	424,685	LFG	50%
Biotown (3)	48,573	Dairy	10%
Sunoma	192,350	Dairy	90%
Sub total	3,917,101

RNG projects in construction:
Emerald	1,327,140	LFG	50%
Prince William	1,725,282	LFG	100%
Hilltop	255,500	Dairy	100%
Vander Schaaf	255,500	Dairy	100%
Sapphire	796,284	LFG	50%
New England	318,514	LFG	100%
Sub total	4,678,220

Total	8,595,321
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

(3) We record our ownership interests in these projects as equity method investments in our consolidated financial statements.
Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	RNG conversion candidate	Stage of RNG conversion

California 1	5.2	Yes	In Development
California 3	3.0	No	N/A
California 4	3.2	No	N/A
California 5	1.8	No	N/A
California 6	1.6	No	N/A
California 7	6.5	No	N/A
California 8	6.5	No	N/A
Florida	2.9	No	N/A
Massachusetts 2	3.6	No	N/A
Michigan 1E(2)	28.9	Yes	In Construction
Michigan 3	6.3	Yes	In Development
New York	5.9	No	N/A
North Carolina 1	14.4	Yes	In Development
Pennsylvania	8.0	No	N/A
Prince William 1E (3)	1.9	Yes	In Development
Prince William 2E (4)	4.8	Yes	In Development
Virginia - Richmond	8.0	Yes	In Development
Total	112.5
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
(3) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.” It is currently contemplated that the Prince William 1E renewable power plant will continue operations through approximately August 2023.
(4) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.” It is currently contemplated that the Prince William 2E renewable power plant will continue operations through approximately November 2023.

Comparison of the Three Months Ended March 31, 2023, and 2022
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three months ended March 31, 2023 and 2022 .

	Three Months Ended March 31,		$ Change	% Change
(in thousands)	2023	2022
Revenues:
RNG fuel	$12,194	$15,049	$(2,855)	(19)%
Fuel station services	20,828	24,874	(4,046)	(16)%
Renewable Power	9,935	9,124	811	9%
Total revenues	42,957	49,047	(6,090)	(12)%
Operating expenses:
Cost of sales - RNG fuel	7,523	7,714	(191)	(2)%
Cost of sales - Fuel station services	20,292	19,663	629	3%
Cost of sales - Renewable power	8,378	8,408	(30)	—%
Selling, general, and administrative	14,472	10,855	3,617	33%
Depreciation, amortization, and accretion	3,567	3,396	171	5%
Total expenses	54,232	50,036	4,196	8%
Operating loss	(11,275)	(989)	(10,286)	(1040)%
Other income (expense)
Interest and financing expense, net	(641)	(3,057)	2,416	79%
Change in fair value of derivative instruments, net	3,933	236	3,697	1567%
Other expense	(68)	—	(68)	(100)%
Income (loss) from equity method investments	705	(657)	1,362	207%
Net loss before provision for income taxes	(7,346)	(4,467)	(2,879)	(64)%
Provision for income taxes	—	—	—	—%
Net loss	(7,346)	(4,467)	(2,879)	64%
Net loss attributable to redeemable non-controlling interests	(8,233)	(4,942)	(3,291)	(67)%
Net loss attributable to non-redeemable non-controlling interests	(297)	(242)	(55)	(23)%
Paid-in-kind preferred dividends	2,763	717	2,046	285%
Net loss attributable to Common stockholders	(1,579)	—	(1,579)	(100)%
Revenues
RNG Fuel
Revenue from RNG Fuel decreased by $2.9 million, or 19%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily due to a decrease of $7.7 million in sales volume of RINs and LCFSs sold as the Company made a decision to hold the RINs and LCFSs as inventory at hand due to current pricing levels coupled with a decrease in brown gas sales due to lower pricing, offset by an increase in revenues of $5.5 million from methanol path way credits.
Fuel Station Services
Revenue from Fuel Station Services decreased by $4.0 million, or 16%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This was primarily attributable to a decrease of $3.1 million from fuel station construction projects delays and $3.3 million from third party RIN sales due to lower volumes, offset by higher service revenues of $0.6 million and higher RIN minting services of $1.3 million from four new third party suppliers.

Renewable Power
Revenue from Renewable Power increased by $0.8 million, or 9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was attributable primarily to mark to market change in commodity swaps of $1.1 million.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel decreased by $0.2 million, or 2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $0.6 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was attributable primarily to an increase in downstream dispensing costs.
Renewable Power
Cost of sales from Renewable Power marginally decreased by $30.0 thousand, or 0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Selling, general, and administrative

Selling, general, and administrative expenses increased by a total of $3.6 million, or 33%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This is primarily due to increase in costs from compensation and benefits by $1.6 million, bad debt of $0.5 million, stock based comp expense of $0.8 million and directors and officers insurance of $0.7 million.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion marginally increased by a total of $0.2 million, or 5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest and financing expense, net
Interest and financing expenses, net decreased by $2.4 million, or 79%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily attributable to capitalized interest of $0.8 million of OPAL Term loan, $0.3 million on Senior Secured Facility, $0.8 million of interest income and $0.5 million savings on Convertible Note Payable.
Change in fair value of derivatives, net
Change in fair value of derivatives, net increased by $3.7 million, or 1567%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This is primarily attributable to $4.3 million change in fair of value of Earnout Liabilities offset by negative change in fair value of the put option by $0.3 million and $0.3 million in interest rate swaps.
Other expense
Loss on warrant exchange increased by $0.1 million, or 100%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change is primarily related to $0.3 million of fair value of 49,633 shares issued to certain warrant holders as consideration for their prior agreement to tender all warrants held by the warrant holders in the Company's voluntary exchange offer which closed on December 22, 2022 offset by gain on transfer of non-financial assets to a vendor.
Income from equity method investments
Net income attributable to equity method investments increased by $1.4 million, or 207%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was attributable primarily to the increase in net income from Noble Road and Pine Bend as the facilities became operational in January and September of 2022. Prior to being operational, Pine and Noble Road had development costs resulting in net loss during the comparable period in the prior year.
Net loss attributable to redeemable non-controlling interests
Net loss attributable to redeemable non-controlling interests increased by $3.3 million or 67%. The net loss for the three months ended March 31, 2023 and 2022 reflects the portion of earnings belonging to OPAL Fuels equity holders.
Net loss attributable to non-redeemable non-controlling interests
Net loss attributable to non-redeemable non-controlling interests for the three months ended March 31, 2023 remained flat compared to three months ended March 31, 2022. This reflects the joint venture partners' loss in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the three months ended March 31, 2023 and 2022, were Sunoma, Emerald, Sapphire and Central Valley.
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
Redeemable preferred non-controlling interests carry an interest of 8% dividend payable quarterly either in cash or paid-in-kind for the first eight quarters at the option of the Company. The Company recorded the dividend payable of $2.7 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively as to be paid-in-kind.

Liquidity and Capital Resources
Liquidity
As of March 31, 2023, our liquidity consisted of cash and cash equivalents including restricted cash of $39.8 million and $37.0 million of short term investments. Additionally, we entered into the OPAL Term Loan II where we have undrawn availability of $105.0 million.
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
As of March 31, 2023, we had total indebtedness excluding deferred financing costs of $151.3 million in principal amount which primarily consists of $29.1 million under the Convertible Note Payable, $99.2 million under the OPAL Term Loan and $23.0 million under Sunoma Loan.
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
See Note 7. Borrowings, to our condensed consolidated financial statements.

Cash Flows
The following table presents the Company's cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in) from operating activities	$4,171	$(8,985)
Net cash (used in) from investing activities	(8,894)	(22,509)
Net cash (used in) provided by from financing activities	(32,676)	42,406
Net increase in cash, restricted cash, and cash equivalents	$(37,399)	$10,912
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 was $4.2 million, an increase of $13.2 million compared to net cash used in operations of $9.0 million for the three months ended March 31, 2022. The increase in cash provided by operating activities was attributable to positive working capital changes primarily from decrease in accounts receivable, related party offset by an increase in net operating losses year over year.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $8.9 million, a decrease of $13.6 million compared to the $22.5 million used in investing activities for the three months ended March 31, 2022. This was primarily driven by decrease in cash invested in short term investments of $28.2 million and distribution from equity method investment of $1.9 million offset by payments made for the construction of various RNG generation and dispensing facilities of $38.8 million.
Net Cash Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was 32.7 million, a decrease of $75.1 million compared to the $42.4 million provided from financing activities for the three months ended March 31, 2022. This was primarily driven by repayments of $23.2 million of Senior Secured Facility, $6.9 million of the OPAL Term Loan, $16.4 million for repurchase of shares from the exercise of the put option offset by proceeds from OPAL Term Loan of $10.0 million.
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
As of March 31, 2023, we have budgeted for $279.3 million in capital expenditures for the next 12 months, of which $197.5 million is committed under existing contracts. These expenditures do not include any expected contributions from our joint venture and non-controlling interest partners and primarily relate to our development of new RNG facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 7. Borrowings and Note 8. Leases to our condensed consolidated financial statements for additional information.
We plan to fund these expenditures primarily through cash on hand, cash generated from operations, and cash from the Business Combination and PIPE Investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer (our co-principal executive officers and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of March 31, 2023, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the period covered by this report based on the material weakness in our internal control over financial reporting described below.

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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this report, and for the three months ended March 31, 2023 and 2022, are fairly presented, in all material respects, in accordance with GAAP.

Under “Changes in Internal Controls over Financial Reporting” and “Remediation Plans” below, we describe our remediation plan to address the identified material weakness.

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

Changes in Internal Controls over Financial Reporting

The design and implementation of internal controls over financial reporting for the Company subsequent to the Business Combination has required and will continue to require significant time and resources from management and other personnel. The changes to our internal control over financial reporting commenced during the period covered by this report and after will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating business we have become as a result of the Business Combination.

Remediation Plans

We have developed and begun executing on a plan to remediate these material weaknesses. During 2022, we remediated one material weakness from the prior year. We hired additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting; we continue to implement formal processes, policies and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls; and designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills. Additionally, we strengthened our controls around segregation of duties, access controls in our financial reporting system and disabled the functionality for the same employee to prepare and post journal entries. We have implemented controls to ensure that account reconciliations are reviewed by an independent person who has technical knowledge and financial reporting competence.

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

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2023, we repurchased the following shares of our Class A common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2023 - January 31, 2023	1,635,783	$10.02	—	—
February 1, 2023 - February 28, 2023	—	—	—	—
March 1, 2023 - March 31, 2023	—	—	—	—
Total	1,635,783	10.02	—	—

(1) On January 23, 2023, pursuant to the terms of a forward purchase agreement with Meteora Capital Partners ("Meteora"), Meteora exercised its option to sell back 1,635,783 shares of Class A common stock to the Company. The Company purchased the shares at a purchase price of $10.02 per share per the terms of the forward purchase agreement.

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
10.1*
Securities Purchase Agreement, dated March 30, 2023, by and between OPAL Fuels Inc. and purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on April 5, 2023).

10.2†#	Landfill Gas Purchase and Sale Agreement dated April 13, 2023 (effective as of March 13, 2023)
10.3†#	Piggyback Agreement for Landfill Gas Purchase Agreement dated May 2, 2023
31.1
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

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Previously filed.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
†	Certain of the schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
#	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2023

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Ann Anthony
Name:	Ann Anthony
Title:	Chief Financial Officer