Form 10-Q
period 2023-06-30
OPAL Fuels Inc.
filed 2023-08-14
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of August 11, 2023, a total of 27,694,332 shares of Class A common stock, par value $0.0001 per share, and 144,399,037 shares of Class D common stock, par value $0.0001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
• our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain              key employees;
• our success in retaining or recruiting, our principal officers, key employees or directors;
•intense competition and competitive pressures from other companies in the industry in which we operate;
•increased costs of, or delays in obtaining, key components or labor for the construction and completion of LFG and livestock waste projects that generate electricity and renewable natural gas (“RNG”), compressed natural gas (“CNG”) and hydrogen dispensing stations;
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
The forward-looking statements contained in this Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K filed on March 29, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance sheets as of June 30, 2023 (Unaudited) And December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income / (loss) for the three and six months ended June 30, 2023 and 2022	5
	Unaudited Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' (Deficit) Equity for the three and six months ended June 30, 2023 and 2022	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	9
	Notes To Unaudited Condensed Consolidated Financial Statements	11
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59
ITEM 4.	CONTROLS AND PROCEDURES	59

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	62
ITEM 1A.	RISK FACTORS	62
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	62
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	62
ITEM 4.	MINE SAFETY DISCLOSURES	62
ITEM 5.	OTHER INFORMATION	63
ITEM 6.	EXHIBITS	63
SIGNATURES		65

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (includes $906 and $12,506 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	$21,595	$40,394
Accounts receivable, net (includes $846 and $966 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	26,821	31,083
Accounts receivable, related party	—	12,421
Restricted cash - current (includes $228 and $6,971 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	228	32,402
Short term investments	16,955	64,976
Fuel tax credits receivable	3,213	4,144
Contract assets	12,513	9,771
Parts inventory	10,631	7,311
Environmental credits held for sale (includes $29 and $0 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	4,184	1,674
Prepaid expense and other current assets (includes $186 and $415 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	4,485	7,625
Derivative financial assets, current portion	365	182
Total current assets	100,990	211,983
Capital spares	3,056	3,443
Property, plant, and equipment, net (includes $27,043 and $73,140 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	288,427	297,323
Operating right-of-use assets	11,441	11,744
Investment in other entities	202,409	51,765
Note receivable - variable fee component	2,101	1,942
Derivative financial assets, non-current portion	267	954
Deferred financing costs	—	3,013
Other long-term assets	1,489	1,489
Intangible assets, net	1,854	2,167
Restricted cash - non-current (includes $2,790 and $2,923 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	5,303	4,425
Goodwill	54,608	54,608
Total assets	$671,945	$644,856
Liabilities and Equity
Current liabilities:
Accounts payable (includes $384 and $4,896 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	13,494	22,679
Accounts payable, related party (includes $1,108 and $433 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	3,707	1,346
Fuel tax credits payable	2,624	3,320
Accrued payroll	7,107	8,979
Accrued capital expenses (includes $0 and $7,821 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	8,864	11,922
Accrued expenses and other current liabilities (includes $272 and $646 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	12,698	9,573

Contract liabilities	6,220	8,013
Senior Secured Credit Facility - term loan, current portion, net of debt issuance costs	—	15,250
Senior Secured Credit Facility - working capital facility, current portion	—	7,500
OPAL Term Loan, current portion	27,732	27,732
Sunoma Loan, current portion (includes $1,169 and $380 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	1,169	380
Convertible Note Payable	29,671	28,528
Municipality Loan	—	76
Derivative financial liability, current portion	—	4,596
Operating lease liabilities - current portion	681	630
Other current liabilities	—	1,085
Asset retirement obligation, current portion	1,296	1,296
Total current liabilities	115,263	152,905
Asset retirement obligation, non-current portion	5,165	4,960
OPAL Term Loan	63,210	66,600
Sunoma Loan, net of debt issuance costs (includes $20,948 and $21,712 at June 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	20,948	21,712
Operating lease liabilities - non-current portion	10,924	11,245
Earn out liabilities	4,153	8,790
Other long-term liabilities	856	825
Total liabilities	220,519	267,037
Commitments and contingencies
Redeemable preferred non-controlling interests	143,754	138,142
Redeemable non-controlling interests	1,068,274	1,013,833
Stockholders' deficit
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of June 30, 2023; 29,330,115 and 29,477,766 shares, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2023; None issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2023; None issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2023; 144,399,037 and 144,399,037 shares issued and outstanding at June 30, 2023 and December 31, 2022	14	14
Additional paid-in capital	—	—
Accumulated deficit	(749,912)	(800,813)
Accumulated other comprehensive income	4	195
Class A common stock in treasury, at cost; 1,635,783 and 0 shares at June 30, 2023 and December 31, 2022, respectively	(11,614)	—
Total Stockholders' deficit attributable to the Company	(761,505)	(800,601)
Non-redeemable non-controlling interests	903	26,445
Total Stockholders' deficit	(760,602)	(774,156)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' deficit	$671,945	$644,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
RNG fuel (includes revenues from related party of $9,412 and $12,765 for the three months ended June 30, 2023 and 2022, respectively; $14,127 and $20,845 for the six months ended June 30, 2023 and 2022, respectively)	$16,431	$16,459	$28,625	$31,508
Fuel station services (includes revenues from related party of $2,440 and $4,027 for the three months ended June 30, 2023 and 2022, respectively; $3,933 and $8,843 for the six months ended June 30, 2023 and 2022, respectively)	29,956	26,730	50,784	51,604
Renewable Power (includes revenues from related party of $1,747 and $1,243 for the three months ended June 30, 2023 and 2022, respectively; $3,274 and $2,269, for the six months ended June 30, 2023 and 2022, respectively)	8,655	10,028	18,590	19,152
Total revenues	55,042	53,217	97,999	102,264
Operating expenses:
Cost of sales - RNG fuel	7,884	8,457	15,407	16,171
Cost of sales - Fuel station services	27,476	23,630	47,768	43,293
Cost of sales - Renewable Power	8,761	7,540	17,139	15,948
Selling, general, and administrative	13,663	7,955	28,135	18,810
Depreciation, amortization, and accretion	3,628	3,325	7,195	6,721
Total expenses	61,412	50,907	115,644	100,943
Operating (loss) income	(6,370)	2,310	(17,645)	1,321
Other (expense) income:
Interest and financing expense, net	(956)	(3,365)	(1,597)	(6,422)
Loss on debt extinguishment	(1,895)	—	(1,895)	—
Change in fair value of derivative instruments, net	1,160	92	5,093	328
Other income	123,109	—	123,041	—
(Loss) income from equity method investments	(998)	621	(293)	(36)
Income (loss) before provision for income taxes	114,050	(342)	106,704	(4,809)
Provision for income taxes	—	—	—	—
Net income (loss)	114,050	(342)	106,704	(4,809)
Net income (loss) attributable to redeemable non-controlling interests	93,460	(1,803)	85,227	(6,745)
Net loss attributable to non-redeemable non-controlling interests	(183)	(257)	(480)	(499)
Paid-in-kind preferred dividends (1)	2,849	1,718	5,612	2,435
Net income attributable to Class A common stockholders	$17,924	$—	$16,345	$—

Weighted average shares outstanding of Class A common stock:
Basic	26,977,682	—	27,179,488	—
Diluted	27,248,639	—	27,556,700	—
Per share amounts:
Basic (2)	$0.66	$—	$0.60	$—
Diluted (2)	$0.66	$—	$0.59	$—

(1) Paid-in-kind preferred dividend is allocated between redeemable non-controlling interests and Class A common stockholders based on their weighted average percentage of ownership. Please see Note.13 Redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' deficit for additional information.
(2) Income per share information has not been presented for the three and six months ended June 30, 2022 as it would not be meaningful to the users of these condensed consolidated financial statements,
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$114,050	$(342)	$106,704	$(4,809)
Other comprehensive income (loss):
Effective portion of the cash flow hedge attributable to equity method investments	109	—	109	—
Reclassification adjustments included in earnings (1)	(1,147)	—	(1,147)	—
Net unrealized gain (loss) on cash flow hedges	215	—	(141)	—
Total comprehensive income (loss)	113,227	(342)	105,525	(4,809)
Net income (loss) attributable to Redeemable non-controlling interests	95,851	(1,803)	89,936	(6,745)
Other comprehensive loss attributable to Redeemable non-controlling interests	(690)	—	(989)	—
Comprehensive loss attributable to non-redeemable non-controlling interests	(183)	(257)	(480)	(499)
Paid-in-kind preferred dividends	458	1,718	903	2,435
Comprehensive income attributable to Class A common stockholders	$17,791	$—	$16,155	$—

(1) Represents the reclassification of the gain on termination of interest rate swaps on May 30, 2023. See Note 9 Derivative Financial Instruments for additional information. Additionally, there is $334 reclassification into earnings from our equity method investments.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Class A common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2022	29,477,766	$3	144,399,037	$14	$—	$(800,813)	$195	$26,445	—	$—	$(774,156)	$138,142	$1,013,833
Net loss	—	—	—	—	—	(1,134)	—	(297)	—	—	(1,431)	—	(5,915)
Other comprehensive loss	—	—	—	—	—	—	(58)	—	—	—	(58)	—	(299)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,722	—	—	1,821	—	—	3,543	—	—
Issuance of Class A common stock on warrant exchange	49,633	—	—	—	338	—	—	—	—	—	338	—	—
Cancellation of fractional shares on warrant exchange	(26)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of put option forward purchase contract - Meteora	—	—	—	—	—	—	—	—	(1,635,783)	(11,614)	(11,614)	—	—
Forfeiture of Class A common stock	(197,258)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	157	—	—	—	—	—	157	—	814
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(2,217)	(5,503)	—	—	—	—	(7,720)	—	7,720
Paid-in-kind preferred dividend	—	—	—	—	—	(445)	—	—	—	—	(445)	2,763	(2,318)
March 31, 2023	29,330,115	3	144,399,037	14	—	(807,895)	137	27,969	(1,635,783)	(11,614)	(791,386)	140,905	1,013,835
Net income (loss)	—	—	—	—	—	18,382	—	(183)	—	—	18,199	—	95,851
Other comprehensive loss	—	—	—	—	—	—	(133)	—	—	—	(133)	—	(690)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,234	—	—	8,001	—	—	9,235	—	—
Deconsolidation of entities (1)	—	—	—	—	(1,383)	—	—	(34,662)	—	—	(36,045)	—	—
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	(222)	—	—	(222)	—	—
Stock-based compensation	—	—	—	—	301	—	—	—	—	—	301	—	1,576
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(152)	40,059	—	—	—	—	39,907	—	(39,907)
Paid-in-kind preferred dividend	—	—	—	—	—	(458)	—	—	—	—	(458)	2,849	(2,391)
June 30, 2023	29,330,115	$3	144,399,037	$14	—	$(749,912)	$4	$903	(1,635,783)	$(11,614)	$(760,602)	$143,754	$1,068,274

(1) As of May 30, 2023, two of our RNG facilities, Emerald and Sapphire (defined below) were deconsolidated and accounted for under equity method as per ASC 323. Please see Note 4 Investment in Other entities and Note 12 Variable Interest Entities for additional information.

	Class A common stock		Class D common stock						Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Non-redeemable non-controlling interests	Total Stockholders' Equity	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2021	—	$—	144,399,037	$14	$—	$—	$1,188	$1,202	$30,210	$63,545
Net loss	—	—	—	—		—	(242)	(242)	—	(4,225)
Contributions from non-redeemable non-controlling interest		`	—	—	—	—	5,738	5,738	—	(95)
Amortization on payment to acquire non-redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	(91)
Contributions from redeemable preferred non-controlling interests	—	—	—	—	—	—	—	—	25,000	(267)
Paid-in-kind preferred dividend			—	—		—	—	—	717	(717)
Stock-based compensation			—	—		—	—	—		160
March 31, 2022	—	—	144,399,037	14	—	—	6,684	6,698	55,927	58,310
Net loss	—	—	—	—	—	—	(257)	(257)	—	(85)
Contributions from non-redeemable non-controlling interest	—	—	—	—	—	—	11,211	11,211	—	47
Amortization on payment to acquire non-redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	(92)
Contributions from redeemable preferred non-controlling interests	—	—	—	—	—	—	—	—	75,000	—
Paid-in-kind preferred dividend	—	—	—	—	—	—	—	—	1,718	(1,718)
Stock-based compensation	—	—	—	—	—	—	—	—	—	160
June 30, 2022	—	$—	144,399,037	$14	$—	$—	$17,638	$17,652	$132,645	$56,622
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$106,704	$(4,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from equity method investments	293	36
Provision for bad debts	492	—
Amortization of operating right-of-use assets	303	382
Depreciation and amortization	6,990	6,566
Amortization of deferred financing costs	795	898
Loss on debt extinguishment	1,895	—
Loss on warrant exchange	338	—
Gain on deconsolidation of VIEs	(122,873)	—
Accretion expense related to asset retirement obligation	205	155
Stock-based compensation	2,848	320
Paid-in-kind interest income	(159)	(454)
Change in fair value of Convertible Note Payable	1,143	2,110
Unrealized gain on derivative financial instruments	(4,906)	(18)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,770	610
Accounts receivable, related party	12,421	—
Fuel tax credits receivable	931	1,257
Capital spares	387	(41)
Parts inventory	(3,320)	(3,255)
Environmental credits held for sale	(2,510)	(260)
Prepaid expense and other current assets	3,121	(328)
Contract assets	(2,742)	(7,111)
Accounts payable	1,257	(4,217)
Accounts payable, related party	2,941	780
Fuel tax credits payable	(696)	(1,295)
Accrued payroll	(1,850)	(3,242)
Accrued expenses	3,125	5,398
Operating lease liabilities - current and non-current	(270)	(382)
Other current and non-current liabilities	(1,054)	251
Contract liabilities	(1,793)	(2,626)
Net cash provided by (used in) operating activities	7,786	(9,275)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(72,009)	(54,461)
Proceeds from sale of short term investments	48,021	—
Deconsolidation of VIEs, net of cash	(11,948)	—
Distributions received from equity method investment	7,756	—
Net cash used in investing activities	(28,180)	(54,461)
Cash flows from financing activities:
Proceeds from Sunoma loan	—	1,046
Proceeds from OPAL Term Loan	10,000	15,000
Cash paid for purchase of shares upon exercise of put option	(16,391)	—
Financing costs paid to other third parties	—	(3,216)
Repayment of Senior Secured Credit Facility	(22,750)	(1,221)
Repayment of OPAL Term Loan	(13,866)	(6,444)
Repayment of Municipality loan	(76)	(105)

Proceeds from sale of non-redeemable non-controlling interest	12,778	16,901
Reimbursement of financing costs by joint venture partner	826	—
Distribution to non-redeemable non-controlling interest	(222)	—
Proceeds from sale of non-controlling interest, related party	—	100,000
Net cash (used in) provided by financing activities	(29,701)	121,961
Net (decrease) increase in cash, restricted cash, and cash equivalents	(50,095)	58,225
Cash, restricted cash, and cash equivalents, beginning of period	77,221	42,054
Cash, restricted cash, and cash equivalents, end of period	$27,126	$100,279
Supplemental disclosure of cash flow information
Interest paid, net of $3,785 and $0 capitalized, respectively	$1,507	$2,860
Noncash investing and financing activities:
Paid-in-kind dividend on redeemable preferred non-controlling interests	$5,612	$2,435
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$8,864	$20,096
Right-of-use assets for finance leases as of January 1, 2022 included in Property, plant and equipment, net	$—	$801
Lease liabilities for finance leases as of January 1, 2022 included in Accrued expenses and other current liabilities	$—	$316
Lease liabilities for finance leases as of January 1, 2022 included in Other long-term liabilities	$—	$485
Fair value of contingent consideration to redeem the non-controlling interest included in Other long-term liabilities	$—	$183
Accrual for deferred financing costs included in Accrued expenses and other current liabilities	$—	$1,750
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
COVID-19 Impact
In March 2020, the World Health Organization categorized the coronavirus disease 2019 ("COVID-19") as a pandemic and the President of the United States declared the COVID-19 outbreak as a national emergency. Management considered the impact of COVID-19 on the assumptions and estimates used and determined that, because the Company was deemed to be an essential business by the U.S. government and incurred neither layoffs of personnel nor a decline in its customer base or business operations. There was no material adverse impact on the Company's statement of position and result of operations as of, and for the three and six months ended June 30, 2023.
The future impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and includes the accounts of the Company and all other entities in which the Company has a controlling financial interest: Fortistar Methane 3 LLC (“FM3”), Fortistar Methane 4 LLC, Beacon RNG LLC (“Beacon”) Sunoma Holdings, LLC (“Sunoma”), New River LLC (“New River”), Reynolds NRG LLC (“Reynolds”), Central Valley LLC (“Central Valley”), Prince William RNG LLC (“Prince William”), Cottonwood RNG LLC, Polk County RNG LLC (“Polk County”), Fortistar Contracting LLC, Fortistar RNG LLC, and OPAL Fuel station services LLC (“Fuel station services”). The Company’s condensed consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' deficit in the condensed consolidated balance sheets and as a non-redeemable non-controlling interests in the condensed consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' deficit.
The accompanying condensed consolidated financial statements reflect the activities of the Company, its subsidiaries, and its equity method investments for the three and six months ended June 30, 2023 and 2022. Investments in unconsolidated entities in which the Company can influence the operating or financial decisions are accounted for under the equity method. On May 30, 2023, the Company together with a third-party environmental solutions company formed a new joint venture holding company Paragon LLC ("Paragon"). The Company owns 50% of ownership interest in Paragon. Concurrent to the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon. Upon the execution of the above transaction, the Company reassessed its equity interests in Emerald and Sapphire under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in Paragon under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of Paragon. Prior to May 30, 2023, the Company consolidated these two entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation.
As of June 30, 2023, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Emerald RNG LLC (“Emerald”), Sapphire RNG LLC (“Sapphire”), Paragon RNG LLC ("Paragon") and GREP BTB Holdings LLC ("GREP") under the equity method.
As of December 31, 2022, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road") and GREP BTB Holdings LLC ("GREP") under the equity method. Please see Note 3. Investment in Other Entities, for additional information.
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
The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of stock-based compensation, asset retirement obligations, the estimated losses on our trade receivables, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use assets and lease liabilities, the fair value of the Convertible Note Payable (as defined below), the impairment assessment of goodwill, the fair value of deconsolidated VIEs and the fair value of derivative instruments. Actual results could differ from those estimates.
The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Accounting Pronouncements adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses ("ASC 326"), with the objective of providing financial statement users information about the credit risk inherent in an entity’s financial statements as well as to explain management’s estimate of expected credit losses and the changes in the allowance for such losses. The accounting standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses will result in more timely recognition of such losses. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2023. The cumulative effect upon adoption was not material to our condensed consolidated financial statements.
The adoption of ASC 326 primarily impacted our trade receivables and the Note receivable - variable fee component recorded on our condensed consolidated balance sheet as of June 30, 2023. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The carrying value of the Note receivable - variable fee component on the condensed consolidated balance sheet as of June 30, 2023 is based on discounted expected cash flows model which are adjusted on a quarterly basis. Therefore, the Company determined that the credit risk component is included in the carrying value at each reporting period. The adoption of ASC 326 did not have any material impact on our condensed consolidated financial statements.
The Company adopted ASC 842 "Leases" as of January 1, 2022 and evaluated all of its contracts and recorded right-of-use assets and corresponding lease liabilities on its consolidated balance sheet as of January 1, 2022. The Company adopted ASC 842 using the modified retrospective transition method of adoption. Under this method, the cumulative effect of applying the new lease standard is recorded with no restatement of any comparative prior periods presented. As provided by ASC 842, the Company elected to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. The Company retrospectively adjusted the financial statements as of and for the three and six months ended June 30, 2022 to reflect the adoption of ASC 842.
Accounting Pronouncements not yet adopted
In March 2023, the FASB issued Accounting Standards Update No. 2023-01, Leases (Topic 842) (the "Update"). The Update requires the entities to classify and account for a leasing arrangement between entities under common control on the same basis as an arrangement with an unrelated party. The Update also requires leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset and account for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 including interim fiscal periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this Update on its condensed consolidated financial statements.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$21,595	$40,394
Restricted cash - current (1)	228	32,402
Long-term assets:
Restricted cash held as collateral (2)	5,303	4,425
Total cash, cash equivalents, and restricted cash	$27,126	$77,221
(1) Restricted cash - current as of June 30, 2023 primarily relates to interest reserve on the Sunoma Loan. Restricted cash - current as of December 31, 2022 primarily consists of (i) $16,849 held in escrow to secure the Company's purchase obligations under the forward purchase agreement with Meteora (ii) $5,845 equity contribution to a joint venture in connection with the closing of OPAL Term Loan II (iii) $1,127 relates to interest reserve on the Sunoma Loan and (iv)

$8,581 held in a restricted account for funding one of our RNG projects. The decrease in the Restricted cash relates to termination of the forward purchase agreement with Meteora and funds spent on construction of our RNG facilities.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The short term investments of $16,955 and $64,976 as of June 30, 2023 and December 31, 2022, respectively, consists of cash invested in money market accounts with maturities ranging between 1 and 12 months as of the reporting date. The amounts in these money market accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Earnout Liabilities
In connection with the business combination completed in July 2022 and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. (the "Sponsor") agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The earnout awards (the "Earnout Awards") were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net. For the three and six months ended June 30, 2023, the Company recorded a gain of $327 and $4,638 in its condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the Company recorded $4,153 and $8,790, respectively, on its condensed consolidated balance sheets.
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
On January 23, 2023, pursuant to the terms of the forward purchase agreement, Meteora exercised its option to sell back 1,635,783 shares to the Company. $16,391 of the funds held in escrow which were previously recorded as part of Restricted Cash - current on its consolidated balance sheet as of December 31, 2022 were released to Meteora excluding interest accrued. In connection with the above, the Sponsor forfeited 197,258 shares of Class A common stock on January 26, 2023 pursuant to the terms of certain letter agreement dated July 21, 2022. The Company treated the repurchased shares as treasury shares and recorded $11,614 representing the fair value of those shares at the closing share price of $7.01 as an adjustment to Stockholders' deficit. Additionally, the Company recorded $4,777 as an offset to the Derivative financial liability - current in its condensed consolidated balance sheet as of June 30, 2023.
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
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of June 30, 2023, the maximum redemption value is $1,068,274.
Net income per share
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
Accounts Receivable, Net
The Company's allowance for doubtful accounts was $0 and $0 at June 30, 2023 and December 31, 2022.
Asset Retirement Obligation
The Company accounts for asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The fair value of the estimated asset retirement obligations is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset. The discounted asset retirement costs capitalized amounts are accreted over the life of the sublease or site lease agreement. Asset retirement obligations are deemed Level 3 fair value measurements as the inputs used to measure the fair value are unobservable. The Company estimates the fair value of asset retirement obligations by calculating the estimated present value of the cost to retire the asset. This estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental, and political environments. In addition, the Company determines the Level 3 fair value measurements based on historical information and current market conditions.
As of June 30, 2023 and December 31, 2022, the Company estimated the value of its total asset retirement obligations to be $6,461 and $6,256, respectively.
The changes in the asset retirement obligations were as follows as of June 30, 2023:

June 30, 2023
Balance, December 31, 2022 - Current and non-current	$6,256
Accretion expense	205
Total asset retirement obligation	6,461
Less: current portion	(1,296)
Total asset retirement obligation, net of current portion	$5,165
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
The Company provides credit monetization services to customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as a current asset based on their estimated fair value at contract inception. When the Company receives RINs or LCFSs as payment for providing credit monetization services, it records the non-cash consideration in environmental credits held for sale within the condensed consolidated balance sheet based on the fair value of RINs or LCFSs at contract commencement.
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended June 30, 2023 and 2022, the Company earned net revenues after discount and fees of $11,852 and $16,792, respectively under this contract which was recorded as part of Revenues - RNG fuel and Fuel Station Services. For the six months ended June 30, 2023 and 2022, the Company earned net revenues after discount and fees of $18,060 and $29,688, respectively.
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
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Renewable power sales	$8,392	$10,057	$17,996	$17,539
Third party construction	15,093	12,946	22,247	22,816
Service	4,000	4,038	8,904	8,430
Brown gas sales	7,821	6,452	15,351	10,968
Environmental credits	17,691	18,217	30,368	38,795
Parts sales	1,149	491	1,336	977
Operating agreements	—	308	—	893
Other	—	166	—	166
Total revenue from contracts with customers	54,146	52,675	96,202	100,584
Lease revenue	896	542	1,797	1,680
Total revenue	$55,042	$53,217	$97,999	$102,264
For the three months ended June 30, 2023 and 2022, 27.4% and 24.3%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time. For the six months ended June 30, 2023 and 2022, 22.7% and 22.3%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items consisting of items recorded as Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss on warrant exchange	$—	$—	$(338)	$—
Gain on deconsolidation of VIEs (1)	122,873	—	122,873	—
Gain on transfer of non-financial asset in exchange for services received (2)	236	—	506	—
Other income	$123,109	$—	$123,041	$—
(1) Represents non-cash gain on deconsolidation of Emerald and Sapphire on May 30, 2023.
(2) Represents the fair value of RINs transferred as consideration for services received.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Accounts receivable, net	$26,821	$31,083
Contract assets:
Cost and estimated earnings in excess of billings	$9,449	$7,027
Accounts receivable retainage, net	3,064	2,744
Contract assets total	$12,513	$9,771
Contract liabilities:
Billings in excess of costs and estimated earnings	$6,220	$8,013
Contract liabilities total	$6,220	$8,013
During the six months ended June 30, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022. During the six months ended June 30, 2022, the Company recognized revenue of $9,785 that was included in "Contract liabilities" at December 31, 2021.
Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At June 30, 2023, the Company had a backlog of $43,063 which is anticipated to be recognized as revenue in the next 12 months.
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
Significant Customers, Vendors and Concentration of Credit Risk
For the three and six months ended June 30, 2023, three customers accounted for 47% and 46% of the revenue. For the three and six months ended June 30, 2022, two customers accounted for 48.4% and 45% of the revenue. At June 30, 2023, two customers accounted for 24% of accounts receivable. At December 31, 2022, two customers accounted for 44% of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of June 30, 2023, two vendors accounted for 45% of the accounts payable. As of December 31, 2022, one vendor accounted for 19% of the accounts payable.

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
Deconsolidation of Emerald and Sapphire
On May 30, 2023, the Company together with a third-party environmental solutions company formed a new joint venture holding company Paragon LLC ("Paragon"). The Company owns 50% of the ownership interest in Paragon. Concurrent to the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon.
On May 30, 2023, OPAL Fuels Intermediate Holdco 2 LLC (“OPAL Intermediate Holdco 2”), a wholly-owned indirect subsidiary of the Company, assigned to Paragon its rights and obligations under its existing senior secured credit facility, OPAL Term Loan II.
Upon the execution of the above two transactions, the Company reassessed its equity interests in Emerald and Sapphire under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in Paragon under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of Paragon.
Based on the above analysis, the Company determined that it should account for its ownership interests in Paragon under the equity method of accounting pursuant to ASC 323, Investments Equity Method and Joint Ventures, prospectively, as the Company has the ability to exercise significant influence, but not control over the joint venture company.
Prior to May 30, 2023, the Company consolidated these two entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation. Additionally, the Company deconsolidated $2,765 capitalized interest on these two projects. Upon deconsolidation, the Company remeasured the fair value of the retained investment and recognized a gain of $122,873 in the condensed consolidated statement of operations for the three and six months ended June 30, 2023 and a corresponding increase in its basis in Investment in Other Entities on its condensed consolidated balance sheet as of June 30, 2023. The Company determined that the gain on deconsolidation is attributable to the construction in progress and therefore will be amortized over the useful life of the asset beginning the date the asset is placed in service. The fair value of the retained investment was measured based on a discounted cash flows model in which the future net cash flows from the two RNG facilities were discounted to their present value using a discount factor of 14%.
The following table shows the change in Investment in Other Entities:

	Pine Bend	Paragon	Noble Road	GREP	Total
Percentage of ownership	50%	50%	50%	20%

Balance at December 31, 2022	$22,518	$—	$25,165	$4,082	$51,765
Deconsolidation of Emerald and Sapphire	—	34,662	—	—	34,662
Deconsolidation of deferred financing costs and capitalized interest	—	1,383	—	—	1,383
Net income from equity method investment (1)	318	(197)	1,080	(436)	765
Reclassification of adjustments into earnings	—	—	—	(334)	(334)
Distributions from return of investment in equity method investment	(1,000)	(3,585)	(2,650)	(521)	(7,756)
Accumulated other comprehensive income	—	109	—	—	109
Gain on deconsolidation of Emerald and Sapphire (2)	—	122,873	—	—	122,873
Amortization of basis difference (1)	(171)	—	(887)	—	(1,058)
Balance at June 30, 2023	$21,665	$155,245	$22,708	$2,791	$202,409
(1) Reflected in Income from equity method investments in the condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022.
(2) Recorded as part of Other income in our condensed consolidated statement of operations for the three and six months ended June 30, 2023.
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
The Note receivable also entitles Reynolds to receive 4.25% of any revenue-based distributions made up to a maximum of $4,500 over the term of the debt. The Company recorded the fair value of the Note receivable — variable fee component of $1,538 as an allocation of the initial investment balance of $10,450 and recorded payment-in-kind interest income of $81 and $159 as a reduction to interest and financing expense, net in the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. The Company recorded $524 and $746 as a reduction to interest and financing expense, net in its condensed consolidated statement of operations for the three and six months ended June 30, 2022.
The Note receivable - variable fee component of $2,101 and $1,942 is recorded as a long-term asset on its condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
The following table summarizes the net income from equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$6,925	$4,793	$14,464	$5,089
Gross profit	8,225	2,603	9,876	1,612
Net loss	(2,686)	(564)	(2,899)	(1,741)

Net (loss) income from equity method investments	$(998)	$621	$(293)	$(36)

4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Plant and equipment	$204,215	$201,655
CNG/RNG fueling stations	44,057	34,567
Construction in progress (1)	134,719	152,105
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,132	1,888
Leasehold improvements	815	815
Vehicles	255	313
Office furniture and equipment	307	307
Computer software	277	277
Vehicles - finance leases	1,287	1,236
Other	524	487
	392,476	397,538
Less: accumulated depreciation	(104,049)	(100,215)
Property, plant, and equipment, net	$288,427	$297,323
(1) Includes $4,101 and $3,081 of capitalized interest on our OPAL Term Loan facility as of June 30, 2023 and December 31, 2022.
As of June 30, 2023, the construction in progress balance consists of our investment in the construction of RNG generation facilities including, but not limited to Prince William, Central Valley RNG projects and RNG dispensing facilities. The majority of these facilities, for which costs are in construction in progress as of June 30, 2023, are expected to be operational during the fourth quarter of 2023 and early 2024. As of December 31, 2022, the construction in progress balance consists of our investment in the construction of RNG generation facilities such as Emerald, Sapphire, Prince William, Central Valley and other RNG dispensing facilities. The decrease in the balance represents deconsolidation of Emerald and Sapphire during the second quarter of 2023.
Depreciation expense on property, plant, and equipment for the three months ended June 30, 2023 and 2022 was $3,372 and $3,239, respectively. The depreciation expense for the six months ended June 30, 2023 and June 30, 2022 was $6,677 and $6,279, respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at June 30, 2023 and December 31, 2022:

June 30, 2023

	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,762)	$1,237	18.1
Transmission/distribution interconnection	1,600	(995)	605	15.1
Intellectual property	43	(31)	12	5.0
Total intangible assets	$10,642	$(8,788)	$1,854

	December 31, 2022
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,488)	$1,511	18.1
Transmission/distribution interconnection	1,600	(971)	629	15.1
CNG sales contract	807	(799)	8	10.0
Intellectual property	43	(24)	19	5.0
Total intangible assets	$11,449	$(9,282)	$2,167
Amortization expense for the three and six months ended June 30, 2023 was $153 and $313, respectively. Amortization expense for the three and six months ended June 30, 2022 was $282 and $398, respectively. At June 30, 2023, estimated future amortization expense for intangible assets is as follows:

Six months ended December 31, 2023	$235
Fiscal year:
2024	267
2025	267
2026	239
2027	238
Thereafter	608
$1,854
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2022	$51,155	$3,453	$54,608
Balance at June 30, 2023	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Senior Secured Credit Facility, term loan	$—	$15,250
Less: unamortized debt issuance costs	—	—
Less: current portion	—	(15,250)
Senior Secured Credit Facility, term loan, net of debt issuance costs	—	—
Senior Secured Credit Facility, working capital facility	—	7,500
Less: current portion	—	(7,500)
Senior Secured Credit Facility, working capital facility	—	—
OPAL Term Loan	92,224	96,090
Less: unamortized debt issuance costs	(1,282)	(1,758)
Less: current portion	(27,732)	(27,732)
OPAL Term Loan, net of debt issuance costs	63,210	66,600
Sunoma Loan	23,000	23,000
Less: unamortized debt issuance costs	(883)	(908)
Less: current portion	(1,169)	(380)
Sunoma Loan, net of debt issuance costs	20,948	21,712
Convertible Note Payable	29,671	28,528
Less: current portion	(29,671)	(28,528)
Convertible Note Payable	—	—
Municipality Loan	—	76
Less: current portion	—	(76)
Municipality Loan	—	—
Non-current borrowings total	$84,158	$88,312
As of June 30, 2023, principal maturities of debt are expected as follows, excluding any subsequent refinancing transactions and any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Convertible Note Payable (1)	Total
Six months ending December 31, 2023	$13,866	$380	$29,671	$43,917
Fiscal year:
2024	27,732	1,608	—	29,340
2025	50,626	1,743	—	52,369
2026	—	1,883	—	1,883
2027	—	17,386	—	17,386
	$92,224	$23,000	$29,671	$144,895
(1) The Convertible Note Payable is redeemable on demand at the option of the Company or the lender.
Senior Secured Credit Facility
On September 21, 2015, FM3, an indirect wholly-owned subsidiary of the Company, entered into a senior secured credit facility (the "Senior Secured Credit Facility") as a borrower and a syndicate of lenders, which provided for an aggregate principal amount of $150,000, consisting of (i) a term loan of $125,000, (ii) a working capital letter of credit facility of up to $19,000 and (iii) a debt service reserve and liquidity facility of up to $6,000. The Company paid $14,300 to the lenders in connection with the transaction.
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
Patronage dividends
The Company is eligible to receive annual patronage dividends from one of its lenders, Cobank ACB under a profit sharing program made available to the borrowers. For the three and six months ended June 30, 2023 and 2022, the Company received cash dividends of $126 and $126, respectively, which were recorded as credits to interest expense in its condensed consolidated statements of operations. Additionally, the Company recorded $489 as a long-term asset on its condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, which represents the Company's equity interest in Cobank SCB which will be redeemed for cash beginning in 2024.
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
As of June 30, 2023 and December 31, 2022, the outstanding loan balance (current and non-current) excluding deferred financing costs was $92,224 and $96,090, respectively. During the first quarter of 2023, the Company borrowed the remaining $10,000 under the debt facility.
The OPAL Term Loan matures April 22, 2025 and bears interest at 3.0% plus SOFR. In accordance with the terms of the facility, OPAL Intermediate Holdco is required to repay 1.79% or $1,611 per month beginning March 2022 and an additional $700 per month beginning September 2022.
The OPAL Term Loan contains customary warranties and representations and certain financial covenants which require OPAL Intermediate Holdco to maintain (i) minimum liquidity of $15,000 until March 31, 2022 and $10,000 thereafter and (ii) a leverage ratio not to exceed 4:1. As of June 30, 2023, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
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
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) maximum debt to net worth ratio not to exceed 5:1 (ii) a minimum current ratio not less than 1.0 and (iii) minimum debt service coverage ratio of trailing four quarters not less than 1.25. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20,000 to $23,000.
The borrowings under the Sunoma Loan Agreement bear interest at a rate of 7.68% and have a maturity date of July 19, 2033. The Company is required to pay a quarterly amortization of principal of $380 beginning in October 2023. The Company paid $2,798 into interest and debt reserve accounts. This cash is recorded as Restricted cash - current and non-current under long term assets in the condensed consolidated balance Sheet as of June 30, 2023.

The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as June 30, 2023 and December 31, 2022. See Note 12. Variable Interest Entities for additional information.
Convertible Note Payable
On May 1, 2021, the Company acquired the remaining ownership interests in Beacon and signed an unsecured, contingently convertible note (the "Convertible Note Payable") with Ares for a total aggregate amount for $50,000 at an interest rate of 8.00% per annum. The Company has the option to pay interest on the Convertible Note in cash on a quarterly basis or payment-in-kind. The Company chose the option of payment-in-kind interest.
The Convertible Note Payable matures on the earlier of December 31, 2026 or the date on which a change in control occurs as defined in the terms of the Convertible Note. Upon the consummation of the Business Combination, Ares was permitted to choose to convert the total amount outstanding under the Convertible Note to shares of Class A common stock based on a pre-determined conversion formula. Upon completion of the Business Combination in July 2022, Ares elected to convert 50% of the outstanding amount under the Convertible Note to shares of Class A common stock. Therefore the Company issued 3,059,533 shares of Class A common stock and redeemed outstanding debt of $30,595.
The Company elected to account for the Convertible Note Payable using the fair value option in accordance with ASC 820, Fair Value Measurement. The fair value was subsequently remeasured on each reporting date and the change in fair value recorded as interest expense in the condensed consolidated statement of operations for each reporting period. At June 30, 2023 and December 31, 2022, the Convertible Note was classified as a current liability in the condensed consolidated balance sheets at a fair value of $29,671 and $28,528, respectively, as it is redeemable on demand by the Company or Ares.
The Company recorded $580 and $1,143 for the three and six months ended June 30, 2023, respectively. The Company recorded $1,090 and $2,110 as change in fair value of Convertible Note Payable for the three months ended June 30, 2022, respectively as interest and financing expense, net.
Municipality Loan
FM3, an indirect wholly-owned subsidiary of the Company, entered into a loan agreement for the construction of an interconnection that was initially funded by the municipality. The Company made payments to a municipality in the amount of $1,600 plus interest at a fixed annual rate of 3.00% through April 1, 2023. The loan was fully repaid in April 2023.
OPAL Term Loan II
On August 4, 2022, OPAL Intermediate Holdco 2 entered into a new Senior Secured Credit Facility (the "OPAL Term Loan II") with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. The OPAL Term Loan II provides for an approximately two year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100,000 and debt service reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5,000. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors and the proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2,200 as financing fees to the lenders and incurred $1,376 as third party fees.
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under OPAL Term Loan II. The joint venture partner of Paragon reimbursed the Company $826 as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of $1,895 as loss on debt extinguishment in its condensed consolidated statement of operations for the three and six months ended June 30, 2023. There were no amounts outstanding under the OPAL Term Loan II as of the date of the transaction.

Interest rates

2023
For the three and six months ended June 30, 2023, the weighted average effective interest rate including amortization of debt issuance costs on the Senior Secured Credit Facility was 5.6% including a margin plus SOFR. The debt was repaid in full in March 2023.
For the three and six months ended June 30, 2023, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 9.2% and 8.8%.
For the three and six months ended June 30, 2023, the interest rate on the Sunoma Loan was 8.00%.
For the three and six months ended June 30, 2023, the payment-in-kind interest rate on Convertible Note Payable was 8.00%.
For the three and six months ended June 30, 2023, the weighted average interest rate on Municipality loan was 3.00%. The loan was fully repaid in April 2023.
2022
For the three and six months ended June 30, 2022, the weighted average effective interest rate on the Senior Secured Credit Facility including amortization of debt issuance costs on Senior Secured Credit Facility was 4.25% including a margin plus LIBOR.
For the three and six months ended June 30, 2022, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 4.93%.
For three and six months ended June 30, 2022, the interest rate on the Sunoma loan was 7.75%.

For the three and six months ended June 30, 2022, the payment-in-kind interest rate on Convertible Note Payable was 8.0%.

The following table summarizes the Company's total interest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Senior Secured Credit Facility	$—	$862	$282	$1,442
Convertible Note Payable mark-to-market	580	1,090	1,143	2,110
Sunoma Loan	450	401	894	911
OPAL Term Loan (1)	—	887	19	1,743
Commitment fees and other finance fees	184	103	312	204
Amortization of deferred financing cost	345	460	795	898
Interest expense on finance leases	21	7	37	13
Interest income	(624)	(445)	(1,885)	(899)
Total interest expense	$956	$3,365	$1,597	$6,422
(1) Excludes $1,981 and $3,785 of interest capitalized and recorded as part of Property, Plant and Equipment for the three and six months ended June 30, 2023, respectively.

8. Leases
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
Included in Fuel Station Service revenues are $632 and $1,202 related to the lease portion of the FPAs for the three and six months ended June 30, 2023, respectively. It includes $526 and $1,050 related to the lease portion of the FPAs for the three and six months ended June 30, 2022, respectively.
Included in Renewable Power revenues are $264 and $595 related to the lease element of the PPAs for the three and six months ended June 30, 2023, respectively. Includes $16 and $630 related to the lease element of the PPAs for the three and six ended June 30, 2022, respectively.
Lessee contracts
Ground/Site leases
The Company through various of its indirectly owned subsidiaries holds site leases on landfills/dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities - Beacon and two sites at our Central Valley project - MS Digester ("MS") and VS Digester ("VS").
– the lease at Beacon facility is for 20 years at a monthly rent of $11.
– the lease term for MD and VS is for a period of 20 years from their commercial operation date at a quarterly rent of $125.
Office lease
The Company entered into a lease for office and warehouse space that became effective upon the termination of the original lease term on January 31, 2018. The term of the lease renewal was 36 months and contained an option to renew for an additional 24 months. In September 2020, the Company exercised this option. In March 2022, the Company entered into an amendment to the lease which extended the lease term till January 2026. The rent for the lease is $26 per month with a built in escalation to $27 from February 1, 2022 to February 1, 2023, $43 from February 1, 2023 - February 1, 2024, $45 from February 1 2024 - February 1, 2025 and $46 for the remaining lease term. The Company accounted for the change in the lease term as a lease modification and reassessed the right-of-use assets and corresponding lease liabilities as of March 31, 2022.
The Company currently shares office space with Fortistar and reimburses Fortistar on a monthly basis at a predetermined rate. The Company determined that this is not a lease under ASC 842 as there is no identifiable asset and the Company does not have the right to control the use of the office space.
The Company determined that the three site leases and the one office lease are operating leases.

Under ASC 842, leases are classified as either finance or operating arrangements, with such classification affecting the pattern and classification of expense recognition in an entity's income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease expense, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Right-of-use assets represent a right to use the underlying asset for the lease term and the related lease liability represents an obligation to make lease payments pursuant to the contractual terms of the lease agreement.
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022. The lease expense for the office lease is recorded as part of Selling, general and administrative expenses in its condensed consolidated statement of operations for the three and months ended June 30, 2023 and 2022.
Vehicle leases
The Company leases approximately 65 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its condensed statement of operations for the three and six months ended June 30, 2023 and 2022.
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
Right-of-use assets and Lease liabilities as of June 30, 2023 and December 31, 2022 are as follows:

Description	Location in Balance Sheet	June 30, 2023	December 31, 2022
Assets:
Operating leases (1):
Site leases	Right-of-use assets	$10,251	$10,338
Office lease	Right-of-use assets	1,190	1,406
		11,441	11,744
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	1,287	1,236
		12,728	12,980
Liabilities (1):
Sites leases	Lease liabilities - current portion	192	181
Office lease	Lease liabilities - current portion	489	449
Vehicle leases	Accrued expenses and other current liabilities	455	449
		1,136	1,079

Sites leases	Lease liabilities - non-current portion	10,065	10,135
Office lease	Lease liabilities - non-current portion	859	1,110
Vehicle leases	Other long-term liabilities	856	825
		$11,780	$12,070

(1) The Operating lease right-of-use asset and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 2.30% to 5.40%.
The table below presents components of the Company's lease expense for the three and six months ended June 30, 2023 and 2022:

Description	Location in Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Operating lease expense for site leases	Cost of sales - RNG Fuel	$263	$261	$526	$524
Operating lease expense for office lease	Selling, general, administrative expenses	121	121	242	242
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	141	81	281	164
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	21	7	37	13
		$546	$470	$1,086	$943
The Company does not have material short term lease expense for the three and six months ended June 30, 2023 and 2022.
The Company did not enter into any operating leases greater than 12 months for the three months ended June 30, 2023.

Weighted average remaining lease term (years)	June 30, 2023
Operating leases	18.4 years
Financing leases	2.9 years
Weighted average discount rate
Operating leases	7.95%
Financing leases	6.17%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of June 30, 2023:

	Site leases	Office leases	Vehicle leases	Total

Discount rate upon adoption	5.4%	2.3%	7.6%

2023	$522	$261	$519	$1,302
2024	1,044	540	514	2,098
2025	1,044	562	408	2,014
2026	1,044	47	252	1,343
2027 and beyond	17,913	—	23	17,936
	21,567	1,410	1,716	24,693

Present value of lease liability	10,257	1,348	1,311	12,916

Lease liabilities - current portion	192	489	455	1,136
Lease liabilities - non-current portion	10,065	859	856	11,780
Total lease liabilities	$10,257	$1,348	$1,311	$12,916

Discount based on incremental borrowing rate	$11,310	$62	$405	$11,777

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
On May 30, 2023, OPAL Intermediate Holdco 2, assigned to Paragon its rights and obligations under OPAL Term Loan II. Concurrently, the Company terminated the two interest rate swaps outstanding under this loan and received $812 as settlement from the swap counter party. Paragon entered into four interest rate swaps for a notional amount of $56,914 at a fixed interest rate of 3.52%. The Company terminated the swaption on the same date.
After the transaction, the Company recognized a gain of $812 in the condensed consolidated statement of operations for the three and six months ended June 30, 2023 as part of Change in fair value of derivative instruments. The Company received $136 as settlement from the swaption counter party and recognized $46 as loss on termination of the swaption as part of change in fair value of derivative instruments. Additionally, the Company recognized $109 as its share of the Accumulated other comprehensive income from Paragon and increased its basis in equity method investment on its condensed consolidated balance sheet as of June 30, 2023.
The following table summarizes the interest rate swaps in place as of June 30, 2023 and December 31, 2022:

Interest rate swap detail				Notional Amount
Trade date	Fixed rate	Start date	End date	June 30, 2023	December 31, 2022

August 15, 2022	2.47%	June 28, 2024	August 4, 2027	$—	41,284
August 15, 2022	2.47%	June 28, 2024	August 4, 2027	—	20,642
				$—	$61,926
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

	June 30, 2023	December 31, 2022	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as economic hedges:
Current portion of swaption	$—	$182	Derivative financial assets, current portion
Derivatives designated as cash flow hedges:
Long term portion of the interest rate swaps	—	954	Derivative financial assets, non-current
	$—	$1,136
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022	2023	2022
Interest rate swaps	$—	$7	$—	$626
Swaption	20	—	(46)	—
Net periodic settlements	812	(571)	812	(954)
	$832	$(564)	$766	$(328)	Change in fair value of derivative instruments, net
The following table summarizes the fair value of derivative instruments on the Company's condensed consolidated balance sheets and the effect of netting arrangements and collateral on its financial position:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets in the Balance Sheet
Balance, June 30, 2023:
Interest rate swap asset	$—	$—	$—
Swaption asset	—	—	—
	$—	$—	$—
Balance, December 31, 2022:
Interest rate swap asset	$954	$—	$954
Swaption asset	182	—	182
	$1,136	$—	$1,136
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
The following table summarizes the commodity swaps in place as of June 30, 2023 and December 31, 2022. There were no new commodity swap contracts entered during the three months ended June 30, 2023.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
October 17, 2022	January 1, 2023	December 31, 2024	26,280	$65.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50

The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Commodity swaps - realized (loss) gain	Revenues - Renewable power	$509	$(224)	$880	$(187)
Commodity swaps - unrealized gain (loss)	Revenues - Renewable power	(160)	(102)	762	(936)
Total realized and unrealized gain (loss)	Revenues - Renewable power	$349	$(326)	$1,642	$(1,123)

The following table summarizes the derivative assets and liabilities related to commodity swaps as of June 30, 2023 and December 31, 2022:

	Fair Value		Location of Fair value recognized in Balance Sheet
	June 30, 2023	December 31, 2022
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$365	$—	Derivative financial asset, current portion
Non-current portion of unrealized gain on commodity swaps	$267	$—	Derivative financial asset, non-current portion
Current portion of unrealized loss on commodity swaps	$—	$(130)	Derivative financial liability, current portion

Other derivative liabilities
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

Derivative liability	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022	2023	2022

Put option to Meteora	$—	$—	$(311)	$—
Sponsor Earnout Awards	(172)	—	138	—
OPAL Earnout Awards	500	—	4,500	—
	$328	$—	$4,327	$—	Change in fair value of derivative instruments, net
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
The carrying value of the Company's long-term debt, which are considered Level 2 in the fair value hierarchy, of $84,158 and $88,312 as of June 30, 2023 and December 31, 2022, respectively, represents the total amount to be repaid if the debt has to be discharged in full and therefore approximates its fair value.
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
The Company accounts for the Convertible Note Payable at fair value at each reporting period. As of June 30, 2023 December 31, 2022, the Company recorded the Convertible Note Payable at par plus accrued interest as it is payable on demand by either party and therefore represents fair value.
The fair value of the Sponsor Earnout Awards as of June 30, 2023 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the four year post-close period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $7.46 as of June 30, 2023;
• Expected volatility —60% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.30% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 4.1 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of June 30, 2023 was determined using a Monte Carlo valuation model with a distribution of potential outcomes for stock price and EBITDA over the 2-year period commencing on January 1, 2023 and ending on December 31, 2024. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $7.46 as of June 30, 2023;
•Weighted average cost of capital - 16% based on an average of historical volatilities of selected industry peers deemed to be comparable to our business.
•Expected volatility —55% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 5.4% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 2.0 year term of the earnout period;

•Dividend yield - zero.

There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of June 30, 2023.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2023 and December 31, 2022, set forth by level, within the fair value hierarchy:

	Fair value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,461	$6,461
Convertible Note Payable	—	29,091	—	29,091
Earnout liabilities	—	—	4,153	4,153
Assets:
Short term investments	16,955	—	—	16,955
Commodity swap contracts	—	632	—	632

	Fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,256	$6,256
Convertible Note Payable (1)	—	28,528		28,528
Put option with Meteora	—	—	4,466	4,466
Commodity swap contracts	—	130	—	130
Earnout liabilities	—	—	8,790	8,790
Assets:
Short term investments	64,976	—	—	64,976
Swaption	—	182	—	182
Commodity swap contracts	—	954	—	954
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

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the six months ended June 30, 2023 is included in Note 2, Summary of Significant Accounting Policies.

10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and other entities under common control with Fortistar or NextEra.

Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded paid-in-kind preferred dividend of $675 and $1,330 for the three and six months ended June 30, 2023, respectively. The Company recorded paid-in-kind preferred dividend of $607 and $1,207 for the three and six months ended June 30, 2022, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.

Issuance of Redeemable preferred non-controlling interests

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded paid-in-kind preferred dividend of $2,174 and $4,282 for the three and six months ended June 30, 2023, respectively. The Company recorded paid-in-kind preferred dividend of $1,111 and $1,227 for the three and six months ended June 30, 2022, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' deficit, for additional information.

Purchase and sale agreement for environmental attributes

On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three and six months ended June 30, 2023, the Company earned net revenues after discount and fees of $11,852 and $18,060, respectively, under this contract which was recorded as part of Revenues - RNG fuel and Fuel Station Services. For the three and six months ended June 30, 2022, the Company earned net revenues after discount and fees of $16,792 and $29,688, respectively, under this contract which was recorded as part of Revenues - RNG fuel and Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.

Commodity swap contracts under ISDA

The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company enters into commodity swap contracts on a periodic basis. As of June 30, 2023 and December 31, 2022, there were three commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. The Company recorded $1,747 and $1,243 as revenues earned under the commodity swap contracts for the three months ended June 30, 2023 and 2022. The Company recorded $3,274 and $2,269 as revenues earned under the commodity swap contracts for the six months ended June 30, 2023 and 2022.

Purchase of investments from Related Parties
In August 2021, the Company acquired 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded a net loss of $566 and $460 as its share of net loss for the three months ended June 30, 2023 and 2022. The Company recorded a net loss of $436 and $556 as its share of net loss for the six months ended June 30, 2023 and 2022.

Sales contracts with Related Parties
In August 2020, OFSS contracted with Sunoma to dispense RNG and to generate and market the resulting RINs and LCFS credits created on behalf of the entity. Additionally, OFSS contracted with Pine Bend in December 2020 and Noble Road in March 2021 to provide the same services.
The term of these contracts each runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. The Pine Bend and Noble road facilities came online in the first and third quarter of 2022. Sunoma came online in the fourth quarter of 2021. For the three months ended June 30, 2023 and 2022, the Company earned environmental processing fees of $555 and $242 net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company earned environmental processing fees of $1,141 and $242 net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations.
Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with Fortistar LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expires on December 31, 2023, unless termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the three and six months ended June 30, 2023 and 2022, there have been no material services provided by the Company's employees to Fortistar.
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
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Staffing and management services	$412	$632	$987	$1,105
Rent - fixed compensation	164	91	329	274
IT services	731	546	1,457	1,085
Total	$1,307	$1,269	$2,773	$2,464

As of June 30, 2023 and December 31, 2022, the Company had Accounts payable, related party in the amounts of $3,707 and $1,346, respectively.
11. Reportable Segments and Geographic Information
The Company is organized into four operating segments based on the characteristics of its renewable power generation, dispensing portfolio, and the nature of other products and services. During the first quarter of 2023, the Company changed its internal reporting to its executive leadership team ("Chief Operating Decision Makers"). The internal reporting was changed to provide more visibility into our RNG fuel production and operations and to align fuel dispensing revenues with construction and service of fuel dispensing stations.
Therefore, the Company reclassified the revenues and the corresponding cost of sales for CNG tolling business which were previously presented as part of Revenues - RNG Fuel and Cost of sales - RNG Fuel to Revenues - Fuel station services and Cost of sales - Fuel station services, respectively. The Company also adjusted the revenues and cost of sales for the prior year period presented for comparison purposes. The Company also reclassified general and administrative costs for RNG Fuel from Cost of sale - RNG Fuel to Selling, general and administrative expenses to make the margins across all segments comparable.
For the three months ended June 30, 2023 and 2022, the Company classified revenues from its fuel dispensing business of $9,400 and $9,214, respectively, as part of Revenues - Fuel station services. For the six months ended June 30,

2023, the Company classified revenues from fuel dispensing business of $18,251 and $19,307, respectively, as part of Revenues - Fuel station services.
For the three months ended June 30, 2023 and 2022, the Company classified cost of sales relating to fuel dispensing business of $8,302 and $7,940, respectively as part of Cost of sales - Fuel station services. For the six months ended June 30, 2023 and 2022, the Company classified cost of sales relating to the fuel dispensing business of $16,824 and $14,713, respectively as part of Cost of sales - Fuel station services.
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

     For the three and six months ended June 30, 2023 and 2022, the Company has accounted for its interests in Pine Bend, Reynolds and Noble Road under the equity method of accounting and the results of operations of Beacon, New River, Central Valley and Sunoma were consolidated in its condensed consolidated statement of operations. As of May 30, 2023, the Company deconsolidated Emerald and Sapphire. As a result, the Company consolidated Emerald and Sapphire for the period between January 1, 2023 and May 30, 2023 and recorded its ownership interests in Paragon which includes Emerald and Sapphire as equity method investment for the month of June 2023.
As of June 30, 2023, Central Valley, and Sapphire are not operational. Sunoma became operational in December 2021, Noble Road in January 2022, New River in April 2022 and Pine Bend in September 2022. Emerald completed construction in June 2023 and is expected to begin commercial operations in the third quarter of 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Renewable Power	$8,672	$10,451	$18,590	$20,088
RNG Fuel	23,356	22,070	43,089	40,168
Fuel Station Services	34,138	27,822	58,730	51,992
Other(1)	—	91	—	127
Intersegment	(4,199)	(2,424)	(7,946)	(5,022)
Equity Method Investment(s)	(6,925)	(4,793)	(14,464)	(5,089)
	$55,042	$53,217	$97,999	$102,264
____________
(1) Other includes revenues of Fortistar Contracting LLC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and Financing Expense, Net:
Renewable Power	$6	$(1,202)	$(258)	$(2,119)
RNG Fuel	(718)	37	(1,373)	(51)
Fuel Station Services	83	(8)	93	(14)
Corporate	(327)	(2,192)	(59)	(4,238)
	$(956)	$(3,365)	$(1,597)	$(6,422)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation, Amortization, and Accretion:
Renewable Power	$1,449	$1,309	$2,901	$3,107
RNG Fuel	2,292	1,694	4,316	2,820
Fuel Station Services	848	637	1,638	1,303
Other(1)	11	31	27	64
Equity Method Investment(s)	(972)	(346)	(1,687)	(573)
	$3,628	$3,325	$7,195	$6,721
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)
Renewable Power	$(741)	$(91)	$(1,644)	$(2,169)
RNG Fuel	7,291	14,188	8,468	16,106
Fuel Station Services	1,858	(3,605)	1,899	950
Corporate	106,640	(11,455)	98,274	(19,660)
Equity Method Investment(s)	(998)	621	(293)	(36)
	$114,050	$(342)	$106,704	$(4,809)

	Six Months Ended June 30,
	2023	2022
Cash paid for Purchases of Property, Plant, and Equipment:
Renewable Power	$—	$1,300
Fuel Station Services	12,356	3,463
RNG Fuel	59,653	49,698
	$72,009	$54,461

	June 30, 2023	December 31, 2022
Total Assets:
Renewable Power	$40,948	$43,468
RNG Fuel	282,854	347,750
Fuel Station Services	120,280	119,669
Corporate and other	25,454	82,204
Equity Method Investment(s)	202,409	51,765
	$671,945	$644,856
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

As of June 30, 2023, the Company held equity interests in six VIEs — Sunoma, GREP, Emerald, Sapphire, Paragon and Central Valley. On May 30, 2023, the Company together with a third-party environmental solutions company formed a new joint venture holding company Paragon LLC ("Paragon"). The Company owns 50% of ownership interest in Paragon. Concurrent with the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon.
Upon the execution of the above the transaction, the Company reassessed its equity interests in Emerald and Sapphire under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in Paragon under ASC 810 because the governance of the joint venture is driven by an independent board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of Paragon.
Based on the above analysis, the Company determined that it should account for its ownership interests in Paragon under the equity method of accounting pursuant to ASC 323, Investments Equity Method and Joint Ventures, prospectively, as the Company has the ability to exercise significant influence, but not control over the joint venture company.
Prior to May 30, 2023, the Company consolidated these two entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation. As of June 30, 2023, GREP and Paragon were presented as equity method investments and the remaining two VIEs Sunoma and Central Valley are consolidated by the Company.
At December 31, 2022, GREP has been presented as an equity method investment and the remaining four VIEs Sunoma, Emerald, Sapphire, and Central Valley are consolidated by the Company.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The Company determined that each of these entities are VIEs and in its capacity as a managing member except for Emerald and Sapphire, the Company is the primary beneficiary. The Company is deemed as a primary beneficiary based on two conditions:
•The Company, as a managing member, has the power to order the activities that significantly impact the economic performance of the two entities including establishment of strategic, operating, and capital decisions for each of these entities; and
•The Company has the obligation to absorb the potential losses for the right to receive potential benefits, which could be significant to the VIE;
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
The following table summarizes the major condensed consolidated balance sheet items for consolidated VIEs as of June 30, 2023 and December 31, 2022. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
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

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$906	$12,506
Accounts receivable, net	846	966
Restricted cash - current	228	6,971
Environmental credits held for sale	29	—
Prepaid expenses and other current assets	186	415
Total current assets	2,195	20,858
Property, plant and equipment, net	27,043	73,140
Restricted cash, non-current	2,790	2,923
Total assets	$32,028	$96,921

Liabilities and equity
Current liabilities:
Accounts payable	$384	$4,896
Accounts payable, related party	1,108	433
Accrued capital expenses	—	7,821
Accrued expenses	272	646
Sunoma Loan- current portion	1,169	380
Total current liabilities	2,933	14,176
Sunoma loan, net of debt issuance costs	20,948	21,712
Total liabilities	23,881	35,888
Equity
Stockholders' equity	7,244	34,588
Non-redeemable non-controlling interests	903	26,445
Total equity	8,147	61,033
Total Liabilities and Equity	$32,028	$96,921

13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit

Common stock

As of June 30, 2023, there are (i) 29,330,115 shares of Class A common stock issued and outstanding, (ii) 144,399,037 shares of New OPAL Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share, of (“Class B common stock”) issued and outstanding ( Shares of Class B common stock do not have any economic value except voting rights as described below) and (iv) no shares of Class C common stock, par value $0.0001 per share, (“ Class C common stock”) issued and outstanding (shares of Class D common stock do not have any economic value except voting rights as described below)

During the first quarter of 2023, Meteora exercised the put option pursuant to the terms of the forward purchase contract. The Company repurchased 1,635,783 shares at a price of $10.02 per share. The Company recorded $11,614 representing the fair value of the treasury stock as part of stockholders' deficit and $4,777 as an offset to the derivative financial liability, current on its condensed consolidated balance sheet as of June 30, 2023.

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
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2022 to June 30, 2023:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2022	300,000	$32,736	1,000,000	$105,406	$138,142
Series A units issued by OPAL Fuels	—	—	—	—	—
Paid-in-kind dividends attributable to OPAL Fuels	—	1,105	—	3,556	4,661
Paid-in kind dividends attributable to Class A common stockholders	—	225	—	726	951
Balance, June 30, 2023	300,000	$34,066	1,000,000	$109,688	$143,754

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

Redeemable non-controlling interests have been presented as mezzanine equity in the condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of June 30, 2023, the Company recorded $1,068,274 to adjust the carrying value to their redemption value based on a 5 day VWAP of $7.40 per share.
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
A summary of the equity awards under the 2022 Plan for the six months ended June 30, 2023 is as follows:

	Number of Units outstanding	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Restricted Stock Units:
Unvested awards as of December 31, 2022	422,349	$7.94
Granted	1,038,347	6.98
Forfeitures	(41,664)	7.49
Restricted Stock Units outstanding as of June 30, 2023	1,419,032	$7.25	$10,284
Stock Options:
Unvested awards as of December 31, 2022	—	—
Granted	196,961	$5.26
Stock Options outstanding as of June 30, 2023	196,961	$5.26	$1,036
Performance Stock Units:
Unvested awards as of December 31, 2022	—
Granted	274,617	$6.97
Forfeitures	(4,089)	$6.97
Performance Stock Units outstanding as of June 30, 2023	270,528	$6.97	$1,886

Total unvested awards outstanding as of June 30, 2023	1,886,521	$7.00	$13,206
Stock-based compensation expense for all stock awards included in Selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Stock-based compensation expense	$1,877	$160	$2,848	$320
	$1,877	$160	$2,848	$320
Stock-based compensation expense related to unvested awards yet to be recognized as of June 30, 2023 totaled $9,726 and is expected to be recognized, on a weighted average basis, over 2.3 years.

15. Net Income (Loss) Per Share
The basic income per share of Class A common stock is computed by dividing the net income (loss) attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period.

The basic income per share for the three and six months ended June 30, 2023 does not include 1,635,783 shares in treasury, 763,908 shares issued and outstanding but are contingent on achieving earnout targets. During the first quarter of 2023, the put option was exercised and 197,258 shares of Class A common stock were cancelled.
Prior to the Business Combination, the membership structure of OPAL Fuels included common units which shared in the profits and losses of OPAL Fuels LLC. The Company analyzed the calculation of earnings per units for periods prior to the consummation of the Business Combination and determined that such information would not be meaningful to the users of these condensed consolidated financial statements. Therefore net income per share information has not been presented for the three and six months ended June 30, 2022.
The diluted income per share of Class A common stock for the three and six months ended June 30, 2023 does not include Redeemable preferred non-controlling interests and the Convertible Note Payable because the substantive contingency for conversion has not been met as of June 30, 2023. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 763,908 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of June 30, 2023. The outstanding stock options issued under the 2022 Plan are not included as their impact is dilutive. The outstanding performance units under the 2022 Plan are not included as the performance conditions have not been met as of June 30, 2023.
The Class D common stock does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Net income attributable to Class A common stockholders	17,924	$16,345

Weighted average number of shares of Class A common stock - basic	26,977,682	27,179,488
Dilutive effect of stock options, restricted stock units, performance units, Convertible note payable, earnout shares, Redeemable preferred non-controlling interests, Redeemable non-controlling interests	270,957	377,212
Weighted average number of shares of Class A common stock - diluted	27,248,639	27,556,700
Net loss per share of Class A common stock
Basic	$0.66	$0.60
Diluted	$0.66	$0.59
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
For the three and six months ended June 30, 2023, the Company recorded zero income tax expense. The effective tax rate for the three and six months ended June 30, 2023 was 0%. The difference between the Company’s effective tax rate for the three and six months ended June 30, 2023 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company did not record a tax provision for the three and six months ended June 30, 2022 primarily due to OPAL Fuels' status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
17. Commitments and Contingencies
Letters of Credit
As of June 30, 2023 and December 31, 2022, the Company was required to maintain five and nine standby letters of credit totaling $1,498 and $2,292, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under OPAL Term Loan II. Additionally, the Company signed an equity commitment letter up to a maximum of $2,100, to Paragon relating to its share of equity contribution towards any cost over runs in connection with the construction and completion of Emerald project.
Legal Matters
The Company is involved in various claims arising in the normal course of business. Management believes that the outcome of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

18. Subsequent events

Gas sale and purchase agreement

On August 11, 2023, a wholly-owned subsidiary of the Company entered into a Third Amended and Restated Gas Sale and Purchase Agreement and a Third Amended and Restated Site Lease Agreement (collectively, the “Agreements”) with a leading environmental services company. The Agreements, which are effective as of August 11, 2023, provide the Company with the right to purchase landfill gas (“LFG”) from a landfill located in Massachusetts, for the purpose of combusting such LFG to generate renewable electricity at the facility (the “Facility”) located on the landfill footprint. Per the terms and conditions of the Agreements, the Company will make certain royalty and lease payments. The terms of the Agreements are 20 years from the date the Facility commences operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 29, 2023. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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
Recent developments
On May 30, 2023, the Company together with a third-party environmental solutions company formed a new joint venture holding company Paragon RNG LLC ("Paragon"). The Company owns 50% of the ownership interest in Paragon. Concurrent to the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon.
On May 30, 2023, OPAL Fuels Intermediate Holdco 2 LLC (“OPAL Intermediate Holdco 2”), a wholly-owned indirect subsidiary of the Company, assigned to Paragon its rights and obligations under its existing senior secured credit facility, OPAL Term Loan II.
Upon the execution of the above two transactions, the Company reassessed its equity interests in Emerald and Sapphire under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in Paragon under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of Paragon.
Based on the above analysis, the Company determined that it should account for its ownership interests in Paragon under the equity method of accounting pursuant to ASC 323, Investments Equity Method and Joint Ventures, prospectively, as the Company has the ability to exercise significant influence, but not control over the joint venture company.
Construction Update

•The Polk County landfill RNG project, owned 100% by OPAL Fuels, started construction in June 2023 and we anticipate commercial operations beginning in the fourth quarter of 2024. This project represents approximately 1.1 million MMBtu of annual nameplate capacity.

•The Emerald RNG project completed construction and will be added to our in-operation portfolio in the third quarter as commissioning is completed. This project represents approximately 1.3 million MMBtu of OPAL Fuels' 50% ownership share of annual nameplate capacity.

•The Prince William RNG project is expected to commence commercial operations in the first quarter of 2024. This project represents approximately 1.7 million MMBtu of annual nameplate capacity which is owned 100% by OPAL Fuels.

•The Sapphire RNG project is expected to commence commercial operations in the first half of 2024. This project represents approximately 800,000 MMBtu for OPAL Fuels’ 50% ownership share of annual nameplate capacity.

•We have moved our Northeast landfill RNG conversion project back to our Advanced Development Pipeline. It is being considered as a landfill gas to electric project. This project represents approximately 0.3 million MMBtu of annual nameplate capacity.

•OPAL Fuels’ updated share of annual nameplate capacity for our six projects in construction is approximately 5.4 million MMBtu.

Development Update

•We remain on track to place at least 2.0 million MMBtu of RNG projects (representing OPAL Fuels’ proportional ownership) into construction in 2023.

•Our Advanced Development Pipeline comprises of 8.1 million MMBtu of feedstock biogas per year, adjusted for Polk moving to our In-Construction portfolio and our Northeast landfill project moving to our Advanced Development Pipeline.
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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company relate to the useful lives of property, plant and equipment, fair value of the deconsolidated VIEs, the value of stock-based compensation and the fair value of derivatives including warrant liabilities, earnout liabilities, put option on a forward purchase agreement, interest rate swaps and commodity swap contracts.
Key Factors and Trends Influencing our Results of Operations
The principal factors affecting our results of operations and financial condition are the markets for RNG, Renewable Power, and associated Environmental Attributes, and access to suitable biogas production resources. Additional factors and trends affecting our business are discussed in "Risk Factors" elsewhere in this report.
Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations ("RVOs") for D3 (cellulosic biofuel with a 60% greenhouse gas (“GHG”) reduction requirement) RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. The EPA set RVOs for 2023 and beyond and the EPA introduced a Set rule in June 2023. This is expected to reduce volatility in RIN pricing for the upcoming three years. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon (with several other states also actively considering LCFS initiatives similar to those in California and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
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
Results of Operations for the three and six months ended June 30, 2023 and 2022:
Operational data
The following table summarizes the operational data achieved for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

RNG Fuel volume produced (Million MMBtus)	0.6	0.5	1.2	0.9
RNG Fuel volume sold (Million GGEs)	11.0	7.2	19.3	13.3
Total volume delivered (Million GGEs)	35.5	26.9	67.9	52.5
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design capacity (MMbtus per year) (1)	Source of bio gas	Ownership (2)
RNG projects in operation:
Greentree	1,061,712	LFG	100%
Imperial	1,061,712	LFG	100%
New River	663,570	LFG	100%
Noble Road (3)	464,499	LFG	50%
Pine Bend (3)	424,685	LFG	50%
Biotown (3)	48,573	Dairy	10%
Sunoma	192,350	Dairy	90%
Sub total	3,917,101

RNG projects in construction:
Emerald (3) (4)	1,327,140	LFG	50%
Prince William	1,725,282	LFG	100%
Hilltop	255,500	Dairy	100%
Vander Schaaf	255,500	Dairy	100%
Polk County	1,060,000	LFG	100%
Sapphire (3)	796,284	LFG	50%
Sub total	5,419,706

Total	9,336,807
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
(3) We record our ownership interests in these projects as equity method investments in our condensed consolidated financial statements.
(4) Emerald completed construction in June 2023 and is expected to complete commissioning in the third quarter of 2023.

Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	RNG conversion candidate	Stage of RNG conversion

California 1	5.2	Yes	In Development
California 3	3.0	No	N/A
California 4	3.2	No	N/A
California 5	1.8	No	N/A
California 6	1.6	No	N/A
California 7	6.5	No	N/A
California 8	6.5	No	N/A
Florida	2.9	No	N/A
Massachusetts 2	3.6	No	N/A
Michigan 1E(2)	28.9	Yes	In Construction
Michigan 3	6.3	Yes	N/A
New York	5.9	No	N/A
North Carolina 1	14.4	Yes	In Development
Pennsylvania	8.0	No	N/A
Prince William 1E (3)	1.9	Yes	In Construction
Prince William 2E (4)	4.8	Yes	In Construction
Virginia - Richmond	8.0	Yes	In Development
Total	112.5
(1) Nameplate capacity is the maximum permitted output for each facility and may not reflect actual MW production from the projects, which depends on many variables including, but not limited to, quantity and quality of the biogas, operational up-time of the facility, and actual productivity of the facility.
(2) It is currently contemplated that the Michigan 1E renewable power plant will continue limited operations on a stand-by, emergency basis through March of 2031.
(3) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.” It is currently contemplated that the Prince William 1E renewable power plant will continue operations through approximately December 2023.
(4) See RNG Projects Table above, reference “Prince William” under “RNG Projects In Construction.” It is currently contemplated that the Prince William 2E renewable power plant will continue operations through approximately December 2023.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2023	2022			2023	2022
Revenues:
RNG fuel	$16,431	$16,459	$(28)	—%	$28,625	$31,508	$(2,883)	(9)%
Fuel station services	29,956	26,730	3,226	12%	50,784	51,604	(820)	(2)%
Renewable Power	8,655	10,028	(1,373)	(14)%	18,590	19,152	(562)	(3)%
Total revenues	55,042	53,217	1,825	3%	97,999	102,264	(4,265)	(4)%
Operating expenses:
Cost of sales - RNG fuel	7,884	8,457	573	7%	15,407	16,171	764	5%
Cost of sales - Fuel station services	27,476	23,630	(3,846)	(16)%	47,768	43,293	(4,475)	(10)%
Cost of sales - Renewable power	8,761	7,540	(1,221)	(16)%	17,139	15,948	(1,191)	(7)%
Selling, general, and administrative	13,663	7,955	(5,708)	(72)%	28,135	18,810	(9,325)	(50)%
Depreciation, amortization, and accretion	3,628	3,325	(303)	(9)%	7,195	6,721	(474)	7%
Total expenses	61,412	50,907	10,505	(21)%	115,644	100,943	14,701	(15)%
Operating (loss) income	(6,370)	2,310	(8,680)	(376)%	(17,645)	1,321	(18,966)	(1436)%
Other income (expense)
Interest and financing expense, net	(956)	(3,365)	2,409	72%	(1,597)	(6,422)	4,825	75%
Loss on debt extinguishment	(1,895)	—	(1,895)	(100)%	(1,895)	—	(1,895)	(100)%
Change in fair value of derivative instruments, net	1,160	92	1,068	1161%	5,093	328	4,765	1453%
Other income	123,109	—	123,109	100%	123,041	—	123,041	100%
(Loss) income from equity method investments	(998)	621	(1,619)	(261)%	(293)	(36)	(257)	(714)%
Net income (loss) before provision for income taxes	114,050	(342)	114,392	33448%	106,704	(4,809)	111,513	2319%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Net income (loss)	114,050	(342)	114,392	33448%	106,704	(4,809)	111,513	2319%
Net income (loss) attributable to redeemable non-controlling interests	93,460	(1,803)	95,263	5284%	85,227	(6,745)	91,972	1364%
Net loss attributable to non-redeemable non-controlling interests	(183)	(257)	74	29%	(480)	(499)	19	4%
Paid-in-kind preferred dividends	2,849	1,718	1,131	66%	5,612	2,435	3,177	130%
Net income attributable to Class A Common stockholders	17,924	—	17,924	100%	16,345	—	16,345	100%
Revenues
RNG Fuel
Revenue from RNG Fuel remained flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Revenue from RNG Fuel decreased by $2.9 million, or 9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease is primarily due to a decrease of $12.6 million from lower volumes of RINs and LCFSs sold as the Company made a decision to hold the RINs and LCFSs as inventory at hand due to current pricing levels coupled with a decrease in brown gas sales due to lower pricing, offset by an increase in green attribute revenues of $9.7 million.
Fuel Station Services
Revenue from Fuel Station Services increased by $3.2 million, or 12%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily due to an increase in construction revenues by $2.0 million, $0.3 million in RIN and LCFS sales and service revenues, $0.4 million in brown gas sales and $0.5 million from sale of a compact fueling station.
Revenue from Fuel Station Services decreased by $0.8 million, or 2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily attributable to decrease in fuel revenues by $1.8 million due to holding of all in house generated environmental credits minted but not sold in inventory as of June 30, 2023 offset by $0.4 million increase in service revenues from increase in number of sites and $0.6 million in construction revenues.

Renewable Power
Revenue from Renewable Power decreased by $1.4 million, or 14%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily due to loss of revenues of $1.0 million from the planned shut down of one Renewable Power facility in September 2022 and $0.4 million in operations and maintenance revenues from one Renewable Power facility.
Revenue from Renewable Power decreased by $0.6 million, or 3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was attributable primarily to loss of revenues of from the planned shut down of one Renewable Power facility.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel decreased by $0.6 million, or 7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily due to the decrease in start up costs in New river and Sunoma compared to the same period prior year.
Cost of sales from RNG Fuel decreased by $0.8 million, or 5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily from decrease in royalty expense because of lower environmental credit sales.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $3.8 million, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily due to an increase of $2.2 million in construction costs corresponding to the increase in construction revenues, $1.4 million in dispensing fees due to higher volumes from more dispensing contracts offset by $0.3 million decrease in fuel sales expenses due to lower market pricing of brown gas.
Cost of sales from Fuel Station Services increased by $4.5 million, or 10%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was attributable primarily to an increase in dispensing fees, service costs and increased fuel dispensing costs from market price on brown gas.
Renewable Power
Cost of sales from Renewable Power increased by $1.2 million, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily due to increase in major maintenance costs and unplanned maintenance at three of our Renewable Power facilities.
Cost of sales from Renewable Power increased by $1.2 million, or 7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily due to increase in major maintenance costs and unplanned maintenance at 3 of our Renewable Power facilities.

Selling, general, and administrative
Selling, general, and administrative expenses increased by a total of $5.7 million, or 72%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily due to an increase of $1.7 million in stock-based compensation expense, $0.4 million in insurance expense from directors and officers insurance after the Company went public in third quarter of 2022 and $1.2 million increase in compensation costs.
Selling, general, and administrative expenses increased by a total of $9.3 million, or 50%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily due to increase in costs from compensation and benefits by $2.9 million, bad debt of $0.5 million, stock-based compensation expense of $2.5 million, $0.3 million in legal fees and directors and officers insurance of $0.8 million.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion marginally increased by a total of $(0.3) million, or (9)%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Depreciation, amortization, and accretion marginally increased by a total of $0.5 million, or 7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Interest and financing expense, net
Interest and financing expenses, net decreased by $2.4 million, or 72%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily due to savings in interest costs from repayment of outstanding debt under Senior Secured Facility and capitalization of interest on OPAL Term Loan on cash spent on construction of RNG facilities.
Interest and financing expenses, net decreased by $4.8 million, or 75%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily because of higher capitalization of interest on OPAL term loan of $3.8 million for RNG projects in 2023. Additionally, $54.9 million of Senior Secured Facility was repaid in fourth quarter of 2022 and the remaining balance was fully repaid in March 2023. The interest savings on the Senior Secured Facility was $1.8 million offset by an increase in amortization of deferred financing costs on OPAL Term Loan II of $0.5 million.
Loss on debt extinguishment
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under OPAL Term Loan II. The joint venture partner of Paragon reimbursed the Company $826 as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of $1,895 as loss on debt extinguishment in its condensed consolidated statement of operations for the three and six months ended June 30, 2023. There was no loss on debt extinguishment for the three and six months ended June 30, 2022.
Change in fair value of derivatives, net
Change in fair value of derivatives, net increased by $1.1 million, or 1161%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily attributable to $0.8 million gain recorded on termination of interest rate swaps on OPAL Term Loan II and $0.3 million gain on decrease in earnout liabilities.
Change in fair value of derivatives, net increased by $4.8 million, or 1453%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily attributable to $4.6 million change in fair of value of Earnout Liabilities offset by negative change in fair value of the Meteora put option by $0.3 million.
Other income
Other income increased by $123.1 million, or 100%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This is primarily attributable to $122.9 million gain recorded on deconsolidation of Emerald and Sapphire and $0.5 million higher gain on transfer of non-financial assets to a vendor.
Other income increased by $123.1 million, or 100%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is primarily attributable to $122.9 million gain recorded on deconsolidation of VIEs and $0.5 million higher gain on transfer of non-financial assets to a vendor.

(Loss) income from equity method investments
Net loss attributable to equity method investments increased by $1.6 million, or 261%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was attributable to net loss in Emerald, Sapphire, GREP, amortization of basis difference on Pine Bend and Noble Road partially offset by increase in net income from Pine Bend, Noble Road.
Net loss attributable to equity method investments increased by $0.3 million or 714% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was attributable to net loss in Emerald, Sapphire, GREP, amortization of basis difference on Pine Bend and Noble Road partially offset by increase in net income from Pine Bend and Noble Road.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests increased by $95.3 million or 5284%. The net income for the three months ended June 30, 2023 and 2022 reflects the portion of earnings belonging to OPAL Fuels equity holders.
Net income attributable to redeemable non-controlling interests increased by $92.0 million or 1364% and reflects the portion of earnings belonging to OPAL Fuels equity holders.
Net loss attributable to non-redeemable non-controlling interests
Net loss attributable to non-redeemable non-controlling interests for the three months ended June 30, 2023 decreased marginally compared to three months ended June 30, 2022. This reflects the joint venture partners' loss in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the three months ended June 30, 2023 and 2022, were Sunoma and Central Valley and two months of Emerald and Sapphire.
Net loss attributable to non-redeemable non-controlling interests for the six months ended June 30, 2023 decreased marginally compared to six months ended June 30, 2022. This reflects the joint venture partners' loss in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the six months ended June 30, 2023 and 2022, were Sunoma and Central Valley and five months of Emerald and Sapphire.
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
Redeemable preferred non-controlling interests carry an interest of 8% dividend payable quarterly either in cash or paid-in-kind for the first eight quarters at the option of the Company. The Company recorded the dividend payable of $2.8 million and $5.6 million for the three and six months ended June 30, 2023, respectively as to be paid-in-kind. The Company recorded the dividend payable of $1.7 million and $2.4 million for the three and six months ended June 30, 2022, respectively as to be paid-in-kind.

Liquidity and Capital Resources
Liquidity
As of June 30, 2023, our liquidity consisted of cash and cash equivalents including restricted cash of $27.1 million and $17.0 million of short term investments. This compares to $181 million at March 31, 2023, consisting of $39.8 million of Cash and cash equivalents, including restricted cash of $6.6 million, $37 million in short-term investments, and availability of $105 million under OPAL Term Loan II. The primary driver of this reduction is attributed to the assignment of the term loan facility to Paragon as part of the deconsolidation of the Emerald and Sapphire projects. This also reflects a reduction of $11.9 million of cash that is now excluded from consolidated Cash and cash equivalents as a result of the deconsolidation.
The cash that was deconsolidated and the available funds under the facility remain available for these projects. Paragon was assigned the existing senior credit facility which is collateralized by these projects which with a two-year delayed term and maximum principal amount of $85.0 million and a debt reserve facility up to $10.0 million.
We expect that our available cash together with our other assets, expected cash flows from operations, and access to expected sources of capital will be sufficient to meet our existing commitments for a period of at least twelve months from the date of this report. Any reduction in demand for our products or our ability to manage our production facilities may result in lower cash flows from operations which may impact our ability to make investments and may require changes to our growth plan.
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
As of June 30, 2023, we had total indebtedness excluding deferred financing costs of $144.9 million in principal amount which primarily consists of $29.7 million under the Convertible Note Payable, $92.2 million under the OPAL Term Loan and $23.0 million under Sunoma Loan.
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
Cash Flows
The following table presents the Company's cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in) from operating activities	$7,786	$(9,275)
Net cash (used in) from investing activities	(28,180)	(54,461)
Net cash (used in) provided by from financing activities	(29,701)	121,961
Net increase in cash, restricted cash, and cash equivalents	$(50,095)	$58,225
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $7.8 million, an increase of $17.1 million compared to net cash used in operations of $9.3 million for the six months ended June 30, 2022. The increase in cash provided by operating activities was attributable to an increase in net income and positive working capital changes primarily from decrease in accounts receivable.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $28.2 million, a decrease of $26.3 million compared to the $54.5 million used in investing activities for the six months ended June 30, 2022. This was primarily driven by decrease in cash invested in short term investments of $48.0 million, deconsolidation of VIEs net cash of $11.9 million and distribution from equity method investment of $7.8 million offset by payments made for the construction of various RNG generation and dispensing facilities of $72.0 million.

Net Cash Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was 29.7 million, a decrease of $151.7 million compared to the $122.0 million provided from financing activities for the six months ended June 30, 2022. This was primarily driven by repayments of $23.2 million of Senior Secured Facility, $13.8 million of the OPAL Term Loan, $16.4 million for repurchase of shares from the exercise of the put option offset by proceeds from OPAL Term Loan of $10.0 million. Additionally, the Company received $12.8 million from non-redeemable non-controlling interests and $0.8 million as reimbursement of deferred financing costs from a joint venture partner.
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
As of June 30, 2023, we anticipate spending $115.4 million in capital expenditures for the next 12 months. These expenditures do not include any expected contributions from our joint venture and non-controlling interest partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 7. Borrowings and Note 8. Leases to our condensed consolidated financial statements for additional information.
We believe that our cash and cash equivalents on hand, anticipated cash flows from operations and our access to expected sources of capital will be sufficient to meet our anticipated funding needs. We continue to pursue additional funding opportunities for growth and streamlining of our capital structure.

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

Based on that evaluation of our disclosure controls and procedures as of June 30, 2023, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the period covered by this report based on the material weakness in our internal control over financial reporting described below.

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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this report, and for the three and six months ended June 30, 2023 and 2022, are fairly presented, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 30, 2023, we issued an aggregate of 49,633 shares of Class A common stock to certain accredited entities and managed accounts for which Encompass Capital Advisors LLC exercises investment discretion (the “Investors”) pursuant to a securities purchase agreement (the “Purchase Agreement”) with the Investors. The shares of Class A common stock were issued to the Investors as consideration for their prior agreement to tender all warrants held by the Investors in our voluntary warrant exchange offer which closed on December 22, 2022, as further described in the form of Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2023. The Class A common stock was sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Gas sale and purchase agreement

On August 11, 2023, a wholly-owned subsidiary of the Company entered into a Third Amended and Restated Gas Sale and Purchase Agreement and a Third Amended and Restated Site Lease Agreement (collectively, the “Agreements”) with a leading environmental services company. The Agreements, which are effective as of August 11, 2023, provide the Company with the right to purchase LFG from a landfill located in Massachusetts, for the purpose of combusting such LFG to generate renewable electricity at the facility (the “Facility”) located on the landfill footprint. Per the terms and conditions of the Agreements, the Company will make certain royalty and lease payments. The terms of the Agreements are 20 years from the date the Facility commences operations.

The representations, warranties and covenants contained in the Agreements were made solely for the benefit of the parties to the Agreements and may be subject to limitations agreed upon by the contracting parties. The foregoing description of the Third Amended and Restated Gas Sale and Purchase Agreement is qualified in its entirety by reference to the full text of the Third Amended and Restated Gas Sale and Purchase Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.2†#*
Landfill Gas Purchase and Sale Agreement dated April 13, 2023 (effective as of March 13, 2023) (incorporated by reference to 10.2 to the registrant's Quarterly Report on Form 10Q filed with SEC on May 15, 2023)

10.3†#*	Piggyback Agreement for Landfill Gas Purchase Agreement dated May 2, 2023 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with SEC on May 15, 2023)
10.4*
Amended and Restated Credit and Guaranty Agreement, dated May 30, 2023, among Paragon RNG LLC as Borrower, the Guarantors, the lenders thereto, Bank of Montreal as the administrative agent, Wilmington Trust as collateral agent and BMO Capital Markets Corp., Investec Inc. and Comerica Bank as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

10.5†#	Third Amended and Restated Gas Sale and Purchase Agreement, dated August 11, 2023.
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
Date: August 14, 2023

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Ann Anthony
Name:	Ann Anthony
Title:	Chief Financial Officer