Form 10-Q
period 2023-09-30
OPAL Fuels Inc.
filed 2023-11-14
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of November 11, 2023, a total of 27,975,260 shares of Class A common stock, par value $0.0001 per share, and 144,399,037 shares of Class D common stock, par value $0.0001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “objective,” “outlook,” “plans,” “projected,” “propose,” “seeks,” “target,” “will,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
• our ability to grow and manage growth profitably, and maintain relationships with customers and suppliers;
• our success in retaining or recruiting, our principal officers, key employees or directors;
•intense competition and competitive pressures from other companies in the industry in which we operate;
•increased costs of, or delays in obtaining, key components or labor for the construction and completion of landfill gas ("LFG") and livestock waste projects that generate electricity and renewable natural gas (“RNG”), compressed natural gas (“CNG”) and hydrogen dispensing stations;
•factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
•macroeconomic conditions related to the global COVID-19 pandemic;
•the reduction or elimination of government economic incentives to the renewable energy market;
•factors associated with companies that are engaged in the production and integration of RNG, including (i) anticipated trends, growth rates and challenges in those businesses and in the markets in which they operate, (ii) contractual arrangements with, and the cooperation of, owners and operators of the landfill and livestock biogas conversion project facilities, on which we operate our LFG and livestock waste projects that generate electricity and (iii) RNG prices for Environmental Attributes (as defined below), low carbon fuel standard ("LCFS") credits and other incentives;
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
The forward-looking statements contained in this Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2023 (our "Annual Report"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1
	Unaudited Condensed Consolidated Balance sheets as of September 30, 2023 And December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income / (loss) for the three and nine months ended September 30, 2023 and 2022	5
	Unaudited Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' (Deficit) Equity for the three and nine months ended September 30, 2023 and 2022	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	10
	Notes To Unaudited Condensed Consolidated Financial Statements	12
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	66
ITEM 4.	CONTROLS AND PROCEDURES	66

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	69
ITEM 1A.	RISK FACTORS	69
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	69
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	69
ITEM 4.	MINE SAFETY DISCLOSURES	69
ITEM 5.	OTHER INFORMATION	70
ITEM 6.	EXHIBITS	70
SIGNATURES		72

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents (includes $1,302 and $12,506 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	$15,000	$40,394
Accounts receivable, net (includes $79 and $966 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	31,000	31,083
Accounts receivable, related party	—	12,421
Restricted cash - current (includes $1,232 and $6,971 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	1,232	32,402
Short term investments	18,028	64,976
Fuel tax credits receivable	4,386	4,144
Contract assets	14,404	9,771
Parts inventory	11,897	7,311
Environmental credits held for sale (includes $29 and $0 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	4,339	1,674
Prepaid expense and other current assets (includes $193 and $415 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	5,013	7,625
Derivative financial assets, current portion	486	182
Total current assets	105,785	211,983
Capital spares	3,079	3,443
Property, plant, and equipment, net (includes $26,684 and $73,140 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	303,690	297,323
Operating right-of-use assets	12,368	11,744
Investment in other entities	199,466	51,765
Note receivable - variable fee component	2,178	1,942
Derivative financial assets, non-current portion	117	954
Deferred financing costs	—	3,013
Other long-term assets	2,108	1,489
Intangible assets, net	1,700	2,167
Restricted cash - non-current (includes $2,843 and $2,923 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	5,356	4,425
Goodwill	54,608	54,608
Total assets	$690,455	$644,856
Liabilities and Equity
Current liabilities:
Accounts payable (includes $603 and $4,896 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	11,309	22,679
Accounts payable, related party (includes $1,035 and $433 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	1,365	1,346
Fuel tax credits payable	3,720	3,320
Accrued payroll	8,313	8,979
Accrued capital expenses (includes $0 and $7,821 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	7,355	11,922

Accrued expenses and other current liabilities (includes $602 and $646 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	13,779	9,573
Contract liabilities	7,429	8,013
Senior Secured Credit Facility - term loan, current portion, net of debt issuance costs	—	15,250
Senior Secured Credit Facility - working capital facility, current portion	—	7,500
OPAL Term Loan, current portion	—	27,732
Sunoma Loan, current portion (includes $1,739 and $380 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	1,739	380
Convertible Note Payable	—	28,528
Municipality Loan	—	76
Derivative financial liability, current portion	—	4,596
Operating lease liabilities - current portion	625	630
Other current liabilities	—	1,085
Asset retirement obligation, current portion	1,296	1,296
Total current liabilities	56,930	152,905
Asset retirement obligation, non-current portion	5,267	4,960
OPAL Term Loan, net of debt issuance costs	153,626	66,600
Sunoma Loan, net of debt issuance costs (includes $20,402 and $21,712 at September 30, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	20,402	21,712
Operating lease liabilities - non-current portion	11,899	11,245
Earn out liabilities	4,291	8,790
Other long-term liabilities	1,163	825
Total liabilities	253,578	267,037
Commitments and contingencies
Redeemable preferred non-controlling interests	130,000	138,142
Redeemable non-controlling interests	1,158,937	1,013,833
Stockholders' deficit
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of September 30, 2023; 29,332,333 and 29,477,766 shares, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2023; None issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2023; None issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2023; 144,399,037 and 144,399,037 shares issued and outstanding at September 30, 2023 and December 31, 2022	14	14
Additional paid-in capital	—	—
Accumulated deficit	(841,417)	(800,813)
Accumulated other comprehensive income	70	195
Class A common stock in treasury, at cost; 1,635,783 and 0 shares at September 30, 2023 and December 31, 2022, respectively	(11,614)	—
Total Stockholders' deficit attributable to the Company	(852,944)	(800,601)
Non-redeemable non-controlling interests	884	26,445
Total Stockholders' deficit	(852,060)	(774,156)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' deficit	$690,455	$644,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
RNG fuel (includes revenues from related party of $18,782 and $15,481 for the three months ended September 30, 2023 and 2022, respectively; $32,909 and $36,326 for the nine months ended September 30, 2023 and 2022, respectively)	$20,088	$18,293	$37,468	$48,815
Fuel station services (includes revenues from related party of $6,942 and $3,855 for the three months ended September 30, 2023 and 2022, respectively; $10,875 and $12,698 for the nine months ended September 30, 2023 and 2022, respectively)	37,305	35,771	88,089	87,376
Renewable Power (includes revenues from related party of $1,732 and $927 for the three months ended September 30, 2023 and 2022, respectively; $5,006 and $3,196, for the nine months ended September 30, 2023 and 2022, respectively)	13,708	12,486	43,543	32,623
Total revenues	71,101	66,550	169,100	168,814
Operating expenses:
Cost of sales - RNG fuel	8,896	10,872	24,303	27,043
Cost of sales - Fuel station services	31,887	30,837	79,655	74,130
Cost of sales - Renewable Power	11,112	7,645	28,251	23,593
Selling, general, and administrative	13,594	15,751	41,729	34,561
Depreciation, amortization, and accretion	3,739	3,380	10,934	10,101
Total expenses	69,228	68,485	184,872	169,428
Operating income (loss)	1,873	(1,935)	(15,772)	(614)
Other (expense) income:
Interest and financing expense, net	(2,885)	(790)	(4,482)	(7,212)
Loss on debt extinguishment	(953)	—	(2,848)	—
Change in fair value of derivative instruments, net	(138)	(1,908)	4,955	(1,580)
Other income	604	6,308	123,645	6,308
Income from equity method investments	1,726	3,694	1,433	3,658
Income before provision for income taxes	227	5,369	106,931	560
Provision for income taxes	—	—	—	—
Net income	227	5,369	106,931	560
Net (loss) income attributable to redeemable non-controlling interests	(2,104)	4,161	83,123	(2,584)
Net loss attributable to non-redeemable non-controlling interests	(51)	(325)	(531)	(824)
Dividends on Redeemable preferred non-controlling interests (1)	2,782	2,658	8,394	5,093
Net (loss) income attributable to Class A common stockholders	$(400)	$(1,125)	$15,945	$(1,125)

Weighted average shares outstanding of Class A common stock:
Basic	26,978,969	25,671,390	27,110,953	25,671,390
Diluted	26,978,969	25,823,772	27,683,855	25,823,772
Per share amounts:
Basic	$(0.01)	$(0.04)	$0.59	$(0.04)
Diluted	$(0.01)	$(0.06)	$0.58	$(0.06)

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

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$227	$5,369	$106,931	$560
Other comprehensive income:
Effective portion of the cash flow hedge attributable to equity method investments	406	—	515	—
Reclassification adjustments included in earnings (1)	—	—	(1,147)	—
Net unrealized gain (loss) on cash flow hedges	—	1,189	(141)	1,189
Total comprehensive income	633	6,558	106,158	1,749
Net income attributable to Redeemable non-controlling interests	230	6,509	90,166	2,199
Other comprehensive income (loss) attributable to Redeemable non-controlling interests	340	1,011	(649)	1,011
Comprehensive loss attributable to non-redeemable non-controlling interests	(51)	(325)	(531)	(824)
Dividends on Redeemable preferred non-controlling interests	448	310	1,351	310
Comprehensive (loss) income attributable to Class A common stockholders	$(334)	$(947)	$15,821	$(947)

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
(In thousands of U.S. dollars, except per unit data)
(Unaudited)

	Class A common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2022	29,477,766	$3	144,399,037	$14	$—	$(800,813)	$195	$26,445	—	$—	$(774,156)	$138,142	$1,013,833
Net loss	—	—	—	—	—	(1,134)	—	(297)	—	—	(1,431)	—	(5,915)
Other comprehensive loss	—	—	—	—	—	—	(58)	—	—	—	(58)	—	(299)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,722	—	—	1,821	—	—	3,543	—	—
Issuance of Class A common stock on warrant exchange	49,633	—	—	—	338	—	—	—	—	—	338	—	—
Cancellation of fractional shares on warrant exchange	(26)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of put option forward purchase contract - Meteora	—	—	—	—	—	—	—	—	(1,635,783)	(11,614)	(11,614)	—	—
Forfeiture of Class A common stock	(197,258)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	157	—	—	—	—	—	157	—	814
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(2,217)	(5,503)	—	—	—	—	(7,720)	—	7,720
Paid-in-kind preferred dividend	—	—	—	—	—	(445)	—	—	—	—	(445)	2,763	(2,318)
March 31, 2023	29,330,115	3	144,399,037	14	—	(807,895)	137	27,969	(1,635,783)	(11,614)	(791,386)	140,905	1,013,835
Net income (loss)	—	—	—	—	—	18,382	—	(183)	—	—	18,199	—	95,851
Other comprehensive loss	—	—	—	—	—	—	(133)	—	—	—	(133)	—	(690)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,234	—	—	8,001	—	—	9,235	—	—
Deconsolidation of entities (1)	—	—	—	—	(1,383)	—	—	(34,662)	—	—	(36,045)	—	—
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	(222)	—	—	(222)	—	—
Stock-based compensation	—	—	—	—	301	—	—	—	—	—	301	—	1,576
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(152)	40,059	—	—	—	—	39,907	—	(39,907)
Paid-in-kind preferred dividend	—	—	—	—	—	(458)	—	—	—	—	(458)	2,849	(2,391)
June 30, 2023	29,330,115	3	144,399,037	14	—	(749,912)	4	903	(1,635,783)	(11,614)	(760,602)	143,754	1,068,274
Net income	—	—	—	—	—	48	—	(51)	—	—	(3)	—	230
Other comprehensive income	—	—	—	—	—	—	66		—	—	66	—	340

Distribution of non-redeemable non-controlling interest	—	—	—	—	(57)	—	—	32	—	—	(25)	—	—
Issuance of Class A common shares for vesting of equity awards	2,218	—	—	—	(20)	—	—	—	—	—	(20)	—	—
Contribution to equity method investments	—	—	—	—	(500)	—	—	—	—	—	(500)	—	—
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	271	(91,105)	—	—	—	—	(90,834)	—	90,834
Payment of paid-in-kind preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(16,536)	—
Stock-based compensation	—	—	—	—	306	—	—	—	—	—	306	—	1,593
Dividends on Redeemable preferred non-controlling interests	—	—	—	—	—	(448)	—	—	—	—	(448)	2,782	(2,334)
September 30, 2023	29,332,333	$3	144,399,037	$14	—	$(841,417)	$70	$884	(1,635,783)	$(11,614)	$(852,060)	$130,000	$1,158,937
(1) As of May 30, 2023, two of our RNG facilities, Emerald and Sapphire (defined below) were deconsolidated and accounted for under equity method as per ASC 323. Please see Note 4 Investment in Other entities and Note 12 Variable Interest Entities for additional information.

	Class A common stock		Class D common stock							Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Other Comprehensive income	Non-redeemable non-controlling interests	Total Stockholders' Equity	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2021	—	$—	144,399,037	$14	$—	$—	$—	$1,188	$1,202	$30,210	$63,545
Net loss	—	—	—	—		—	—	(242)	(242)	—	(4,225)
Contributions from non-redeemable non-controlling interest		`	—	—	—	—	—	5,738	5,738	—	(95)
Amortization on payment to acquire non-redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(91)
Contributions from redeemable preferred non-controlling interests	—	—	—	—	—	—	—	—	—	25,000	(267)
Paid-in-kind preferred dividend			—	—		—	—	—	—	717	(717)
Stock-based compensation			—	—		—	—	—	—		160
March 31, 2022	—	—	144,399,037	14	—	—	—	6,684	6,698	55,927	58,310
Net loss	—	—	—	—	—	—	—	(257)	(257)	—	(85)
Contributions from non-redeemable non-controlling interest	—	—	—	—	—	—	—	11,211	11,211	—	47
Amortization on payment to acquire non-redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(92)
Contributions from redeemable preferred non-controlling interests	—	—	—	—	—	—	—	—	—	75,000	—
Paid-in-kind preferred dividend	—	—	—	—	—	—	—	—	—	1,718	(1,718)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	160
June 30, 2022	—	—	144,399,037	14	—	—	—	17,638	17,652	132,645	56,622
Net loss	—	—	—	—	—	(815)		(325)	(1,140)	—	6,509
Unrealized gain cash flow hedges	—	—	—	—	—	—	178	—	178	—	1,011
Issuance of common stock from the reverse capitalization and PIPE investments, net of warrant liability, put option and earnout liabilities	22,611,857	2	—	—	68,255	—	—	—	68,257	—	—
Conversion of Convertible Note Payable to shares of Class A common stock	3,059,533	—	—	—	30,595	—	—	—	30,595	—	—
Proceeds from non-redeemable non-controlling interests	—	—	—	—	(3,158)	—	—	9,361	6,203	—	—
Stock-based compensation	—	—	—	—	19	—	—	—	19	—	140

Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(95,711)	(1,065,012)	—	—	(1,160,723)	—	1,160,723
Paid-in-kind preferred dividend	—	—	—	—	—	(310)	—	—	(310)	2,658	$(2,348)
September 30, 2022	25,671,390	$2	144,399,037	$14	$—	$(1,066,137)	$178	$26,674	$(1,039,269)	$135,303	$1,222,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income	$106,931	$560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from equity method investments	(1,433)	(3,658)
Provision for bad debts	492	—
Amortization of operating right-of-use assets	460	518
Depreciation and amortization	10,627	9,866
Amortization of deferred financing costs	1,447	1,514
Loss on debt extinguishment	2,848	—
Loss on warrant exchange	338	—
Gain on deconsolidation of VIEs	(122,873)	—
Gain on extinguishment of contingent liability	—	(4,365)
Gain on repayment of Note receivable	—	(1,943)
Accretion expense related to asset retirement obligation	307	235
Stock-based compensation	4,747	479
Paid-in-kind interest income	(236)	(209)
Change in fair value of Convertible Note Payable	1,579	(151)
Unrealized gain on derivative financial instruments	(4,739)	1,677
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(409)	(11,269)
Accounts receivable, related party	12,421	—
Proceeds received on previously recorded paid-in-kind interest income	—	288
Fuel tax credits receivable	(242)	(1,049)
Capital spares	364	(308)
Parts inventory	(4,586)	(3,520)
Environmental credits held for sale	(2,665)	(838)
Prepaid expense and other current assets	2,229	(996)
Contract assets	(4,633)	(6,189)
Accounts payable	(931)	(6,734)
Accounts payable, related party	599	323
Fuel tax credits payable	400	690
Accrued payroll	(644)	(2,386)
Accrued expenses	4,195	8,561
Operating lease liabilities - current and non-current	(435)	(518)
Other current and non-current liabilities	(747)	453
Contract liabilities	(584)	(3,035)
Net cash provided by (used in) operating activities	4,827	(22,004)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(92,250)	(85,234)
Proceeds (purchase ) of short term investments	46,948	(146,936)
Cash paid for Investment in other entities	(1,000)	—
Proceeds received from repayment Note Receivable	—	10,855
Deconsolidation of VIEs, net of cash	(11,947)	—
Distributions received from equity method investment	13,331	2,100
Net cash used in investing activities	(44,918)	(219,215)
Cash flows from financing activities:
Proceeds from Sunoma loan	—	4,593

Proceeds from OPAL Term Loan	174,117	27,500
Proceeds received from Business Combination	—	138,850
Cash paid for purchase of shares upon exercise of put option	(16,391)	—
Financing costs paid to other third parties	(11,062)	(8,462)
Repayment of Senior Secured Credit Facility	(22,750)	(3,674)
Repayment of OPAL Term Loan	(106,090)	(11,277)
Repayment of Municipality loan	(76)	(157)
Repayment of Convertible Note Payable	(30,107)	—
Proceeds from sale of non-redeemable non-controlling interest	12,753	23,152
Cash paid for taxes related to net share settlement of equity awards	(20)	—
Reimbursement of financing costs by joint venture partner	842	—
Payment of paid-in-kind preferred dividends	(16,536)	—
Distribution to non-redeemable non-controlling interest	(222)	—
Proceeds from sale of non-controlling interest, related party	—	100,000
Net cash (used in) provided by financing activities	(15,542)	270,525
Net (decrease) increase in cash, restricted cash, and cash equivalents	(55,633)	29,306
Cash, restricted cash, and cash equivalents, beginning of period	77,221	42,054
Cash, restricted cash, and cash equivalents, end of period	$21,588	$71,360
Supplemental disclosure of cash flow information
Interest paid, net of $4,627 and $0 capitalized, respectively	$3,952	$7,013
Noncash investing and financing activities:
Paid-in-kind dividend on redeemable preferred non-controlling interests	$—	$5,093
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$7,355	$9,284
Fair value of Class A common stock issued for redemption of Convertible Note Payable	$—	$30,595
Fair value of Derivative warrant liabilities assumed related to Business Combination	$—	$13,524
Fair value of Earnout liabilities related to Business Combination	$—	$45,900
Fair value of put option to a forward purchase contract related to Business Combination	$—	$4,600
Right-of-use assets for finance leases as of January 1, 2022 included in Property, plant and equipment, net	$—	$801
Lease liabilities for finance leases as of January 1, 2022 included in Accrued expenses and other current liabilities	$—	$316
Lease liabilities for finance leases as of January 1, 2022 included in Other long-term liabilities	$—	$485
Fair value of contingent consideration to redeem the non-controlling interest included in Other long-term liabilities	$—	$183
Accrual for deferred financing costs included in Accrued expenses and other current liabilities	$—	$282
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

OPAL Fuels Inc. (including its subsidiaries, the "Company", “OPAL,” “we,” “us” or “our”) is a renewable energy company specializing in the capture and conversion of biogas for the (i) production of RNG for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of Renewable Power for sale to utilities, (iii) generation and sale of Environmental Attributes associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. OPAL also designs, develops, constructs, operates and services Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The biogas conversion projects ("Biogas Conversion Projects") currently use landfill gas and dairy manure as the source of the biogas. In addition, OPAL has recently begun implementing design, development, and construction services for hydrogen Fueling Stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.
The Company is organized into four operating segments based on the characteristics and the nature of products and services. The four operating segments are - RNG Fuel, Fuel Station Services, Renewable Power and Corporate. During the first quarter of 2023, the Company changed its internal reporting to its executive leadership team ("Chief Operating Decision Makers") to change the composition of revenues included in our reportable segments. Please see Note 11 Reportable Segments and Geographic Information for additional information.
All amounts in these notes are presented in thousands of dollars except per share data.
COVID-19 Impact
In March 2020, the World Health Organization categorized the coronavirus disease 2019 ("COVID-19") as a pandemic and the President of the United States declared the COVID-19 outbreak as a national emergency. Management considered the impact of COVID-19 and determined that, because the Company was deemed an essential business by the U.S. government and did not perform layoffs of personnel or experience a decline in its customer base or business operations, there was no material adverse impact on the Company's statement of position and result of operations as of September 30, 2023, and for the three and nine months ended September 30, 2023.
The future impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and include the accounts of the Company and all other entities in which the Company has a controlling financial interest: OPAL Renewable Power LLC (formerly Fortistar Methane 3 LLC (“FM3”) and Fortistar Methane 4 LLC), Beacon RNG LLC (“Beacon”) Sunoma Holdings, LLC (“Sunoma”), New River LLC (“New River”), Reynolds RNG LLC (“Reynolds”), Central Valley LLC (“Central Valley”), Prince William RNG LLC (“Prince William”), Cottonwood RNG LLC, Polk County RNG LLC (“Polk County”), OPAL Contracting LLC (formerly Fortistar Contracting LLC), OPAL RNG LLC (formerly Fortistar RNG LLC), and OPAL Fuel station services LLC (“Fuel Station Services”). The Company’s unaudited condensed consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") is presented as a separate component from the Stockholders' deficit in the condensed consolidated balance sheets. It is presented as a non-redeemable non-controlling interest in the condensed consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and the Stockholders' deficit.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company, its subsidiaries, and its equity method investments for the three and nine months ended September 30, 2023 and 2022. Investments in unconsolidated entities in which the Company has influence over the operating or financial decisions are accounted for under the equity method. On May 30, 2023, the Company together with a third-party environmental solutions company formed Paragon LLC ("Paragon"), a new joint venture holding company. The Company owns 50% of the ownership interest in Paragon. Concurrent to the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon. Upon the execution of the above transaction, the Company reassessed its equity interests in Emerald RNG LLC ("Emerald") and Sapphire RNG LLC ("Sapphire") under ASC 810, Consolidation and determined that the Company did not have a controlling financial interest in Paragon under ASC 810 because the governance of Paragon is driven by a board jointly controlled equally by the joint venture partner and the Company and there are substantive participating rights held by the joint venture partner in the significant activities of Paragon. As a result of the reassessment, the Company deconsolidated these two entities effective May 30, 2023. Prior to May 30, 2023, the Company consolidated these two entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation.
On September 14, 2023, OPAL Land2Gas LLC (“OPAL L2G”), a wholly-owned indirect subsidiary of OPAL Fuels Inc. (the “Company”), entered into a Limited Liability Company Agreement (for purposes of this paragraph, the “Agreement”) with SJI Landfill RNG LLC (“SJI LRNG”), a wholly-owned indirect subsidiary of South Jersey Industries (“SJI”), establishing the terms and conditions of governance and operation of Land2Gas LLC (the “ SJI Joint Venture”). The purpose of the Joint Venture, which is owned 50/50 by OPAL L2G and SJI LRNG, is to develop, construct, own and operate facilities (“Facilities”) to produce RNG using biogas generated by certain landfills. The Agreement governs the terms and conditions of capital contributions to be made by the SJI Joint Venture members to fund the development, construction and operations of the Facilities. The Agreement requires members of the SJI Joint Venture to contribute their respective share (50% each) of such capital requirements. The Agreement initially contemplates two RNG projects (RNG Atlantic and RNG Burlington) in New Jersey with each RNG project represented as a separate series of membership interests, also owned 50-50 by the members. Further, the Agreement provides for the SJI Joint Venture to enter into a Management Services Agreement (“MSA”), Operations and Maintenance Agreement (“O&M Agreement”), and dispensing agreement with certain wholly-owned, indirect subsidiaries of the Company. The MSA establishes the terms and conditions for the day-to-day administration of the projects, including responsibility for managing the development and overseeing the construction of the Facilities. The O&M Agreement establishes the terms and conditions for operating and maintaining the Facilities once construction is completed. The Dispensing Agreement provides for the acquisition, marketing and sale of the Environmental Attributes associated with RNG produced by the Facilities.
Upon the execution of the above transaction, the Company reassessed its equity interests in the SJI Joint Venture under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in SJI Joint Venture under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of SJI Joint Venture. As of September 30, 2023, there have been no material contributions made by the Company in the SJI Joint Venture.
As of September 30, 2023, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Emerald, Sapphire, Paragon, SJI Joint Venture (RNG Atlantic and RNG Burlington) and GREP BTB Holdings LLC ("GREP") under the equity method.
As of December 31, 2022, the Company accounted for its ownership interests in Pine Bend, Noble Road and GREP under the equity method. Please see Note 3. Investment in Other Entities, for additional information.
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.

Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of stock-based compensation, asset retirement obligations, the estimated losses on our trade receivables, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use assets and lease liabilities, the impairment assessment of goodwill, the fair value of deconsolidated VIEs and the fair value of derivative instruments. Actual results could differ from those estimates.
The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Accounting Pronouncements Adopted
In June 2016, the Financial Standards Accounting Board ("FASB") issued ASU 2016-13, Financial Instruments — Credit Losses ("ASC 326"), with the objective of providing information about the credit risk inherent in an entity’s financial statements as well as to explain management’s estimate of expected credit losses and the changes in the allowance for such losses. The accounting standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance, its estimate of lifetime expected credit losses, which will result in more timely recognition of such losses. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2023. The cumulative effect upon adoption was not material to our condensed consolidated financial statements.
The adoption of ASC 326 primarily impacted our trade receivables and the Note receivable - variable fee component recorded on our condensed consolidated balance sheet as of September 30, 2023. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The carrying value of the Note receivable - variable fee component on the condensed consolidated balance sheet as of September 30, 2023 is based on a discounted expected cash flows model which is adjusted on a quarterly basis. Therefore, the Company determined that the credit risk component is included in the carrying value at each reporting period. The adoption of ASC 326 did not have any material impact on our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In March 2023, the FASB issued Accounting Standards Update No. 2023-01, Leases (Topic 842) (the "Update"). The Update requires the entities to classify and account for a leasing arrangement between entities under common control on the same basis as an arrangement with an unrelated party. The Update also requires that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset and accounts for the underlying asset as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 including interim fiscal periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this Update on its condensed consolidated financial statements.
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations- Joint Venture Formations (Subtopic 805-60) ("ASU 2023-05"). The update requires all joint ventures formed after January 1, 2025, upon formation, to apply a new basis of accounting and initially measure its assets and liabilities at fair value. The Company is currently evaluating the impact of the adoption of ASU 2023-05 on its condensed consolidated financial statements.

Emerging Growth Company Status
The Company is an emerging growth company as defined in the JOBS Act. The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company is only required to provide two fiscal years of audited financial statements instead of three, is subject to reduced disclosure obligations and is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act regarding our internal control over financial reporting. Additionally, the JOBS Act allows the Company to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$15,000	$40,394
Restricted cash - current (1)	1,232	32,402
Long-term assets:
Restricted cash held as collateral (2)	5,356	4,425
Total cash, cash equivalents, and restricted cash	$21,588	$77,221
(1) Restricted cash - current as of September 30, 2023 primarily relates to interest reserve on the Sunoma Loan. Restricted cash - current as of December 31, 2022 primarily consists of (i) $16,849 held in escrow to secure the Company's purchase obligations under the forward purchase agreement with Meteora Capital Partners ("Meteora"); (ii) $5,845 equity contribution to a joint venture in connection with the closing of OPAL Term Loan II (iii) $1,127 related to interest reserve on the Sunoma Loan and (iv) $8,581 held in a restricted account for funding one of our RNG projects. The decrease in Restricted cash - current relates to the completed performance of the forward purchase agreement with Meteora and funds spent on construction of our RNG facilities.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The short term investments of $18,028 and $64,976 as of September 30, 2023 and December 31, 2022, respectively, consist of commercial paper invested in money market accounts with maturities ranging between 1 and 12 months as of the reporting date. The amounts in these accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government-backed treasury bills. Investments are generally not FDIC insured and we take counterparty risk on these investments.
Earnout liabilities
In connection with the business combination ("Business Combination") completed in July 2022 and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. (the "Sponsor") agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The earnout awards (the "Earnout Awards") were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net. For the three and nine months ended September 30, 2023, the Company recorded a loss of $(138) and a gain of $4,499, respectively, in its condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, the Company recorded a gain of $6,400 in its condensed consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the Company recorded $4,291 and $8,790, respectively, on its condensed consolidated balance sheets.
Put Option On Forward Purchase Agreement
Prior to the closing of the Business Combination, the Company entered into a Forward Purchase Agreement with Meteora pursuant to which Meteora agreed to purchase 2,000,000 shares of Class A common stock from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to Meteora at the redemption price. The Company placed $20,040 in escrow at the closing of the Business Combination to secure its purchase obligation to repurchase these 2,000,000 shares at Meteora’s option for a price of $10.02 per share on the date that is six months after closing of the Business Combination. The put option written to Meteora on 2,000,000 shares of Class A common stock is recorded as a liability under Topic 480 Distinguishing Liabilities from Equity with the change in the fair market value recognized in the statement of operations as part of change in fair value of derivative instruments, net.
On January 23, 2023, pursuant to the terms of the Forward Purchase Agreement, Meteora exercised its option to sell back 1,635,783 shares to the Company. $16,391 of the funds held in escrow which were previously recorded as part of Restricted Cash - current on the Company's consolidated balance sheet as of December 31, 2022 were released to Meteora (excluding accrued interest). In connection with the above, the Sponsor forfeited 197,258 shares of Class A common stock on January 26, 2023 pursuant to the terms of that certain Letter Agreement dated July 21, 2022. The Company treated the repurchased shares as treasury shares and recorded $11,614 representing the fair value of those shares at the closing share price of $7.01 as an adjustment to Stockholders' deficit. Additionally, the Company recorded $4,777 as an offset to the Derivative financial liability - current in its condensed consolidated balance sheet as of September 30, 2023.
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
At each balance sheet date, the mezzanine equity classified as Redeemable non-controlling interests is adjusted up to its maximum redemption value if necessary, with an offset in Stockholders' equity. As of September 30, 2023, the maximum redemption value is $1,158,937.
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
Accounts Receivable, Net
The Company's allowance for doubtful accounts was $0 and $0 at September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, the Company estimated the value of its total asset retirement obligations to be $6,563 and $6,256, respectively.
The changes in the asset retirement obligations were as follows as of September 30, 2023:

September 30, 2023
Balance, December 31, 2022 - Current and non-current	$6,256
Accretion expense	307
Total asset retirement obligation	6,563
Less: current portion	(1,296)
Total asset retirement obligation, net of current portion	$5,267
Revenue Recognition
The Company’s revenue arrangements generally consist of a single performance obligation to transfer goods or services. Revenue from the sale of RNG, CNG and electricity is recognized by applying the “right to invoice” practical expedient within the accounting guidance for Revenue from Contracts with Customers that allows for the recognition of revenue from performance obligations in the amount of consideration to which there is a right to invoice the customer and when the amount for which there is a right to invoice corresponds directly to the value transferred to the customer. For some public CNG Fueling Stations where there is no contract with the customer, the Company recognizes revenue at the point in time that the customer takes control of the fuel.
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
The Company provides credit monetization services to customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of Renewable Identification Numbers ("RINs") or LCFSs for providing these services and recognizes the RINs or LCFSs received as a current asset based on their estimated fair value at contract inception. When the Company receives RINs or LCFSs as payment for providing credit monetization services, it records the non-cash consideration in environmental credits held for sale within the unaudited condensed consolidated balance sheet based on the fair value of RINs or LCFSs at contract commencement.
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra, a related party for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended September 30, 2023 and 2022, the Company earned net revenues after discount and fees of $25,724 and $19,336, respectively. These amounts were recorded as part of Revenues - RNG fuel and Fuel Station Services. For the nine months ended September 30, 2023 and 2022, the Company earned net revenues after discount and fees of $43,784 and $49,024, respectively.

During third and fourth quarter of 2022, two of the wholly-owned subsidiaries from our Renewable Power portfolio entered into a purchase and sale agreement with an environmental attribute marketing firm to sell environmental attributes associated with renewable bio methane ("ISCC Carbon Credits") and purchase brown gas back at contracted fixed prices per million British thermal units ("MMbtu"). One of these contracts has a term of 3 years from the date of certification of the facility with an auto-renewal option. The other contract was terminated in August 2023. During the third quarter of 2023, two additional Renewable Power facilities entered into purchase and sale agreements with 3 year terms and similar terms and conditions as the previous contracts. These two facilities are expected to receive certification in the fourth quarter of 2023. These two facilities are expected to receive certification in the fourth quarter of 2023. For the three and nine months ended September 30, 2023, the Company earned net revenues of $3,732 and $13,425, respectively under this contract which were recorded as part of Revenues - Renewable Power in the unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, the Company earned net revenues of $842 and recorded as part of Revenues - Renewable Power in the condensed consolidated statement of operations.
Sales of Environmental Attributes such as RINs, renewable energy credits ("RECs"), and LCFS are generally recorded as revenue when the certificates related to them are delivered to a buyer. However, the Company may recognize revenue from the sale of such Environmental Attributes at the time of the related renewable power sales when the contract provides that title to the Environmental Attributes transfers at the time of production, the Company's price to the buyer is fixed, and collection of the sales proceeds is certain.
Management operating fees are earned for the operation, maintenance, and repair of the gas collection system of a landfill site. Revenue is calculated on the volume of per MMBtu of LFG collected and the megawatt hours ("MWhs") produced at that site. This revenue is recognized when LFG is collected and renewable power is delivered.
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
The Company from time-to-time enters into fuel purchase agreements with customers whereby the Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing CNG/RNG to the customer for a determined number of years. In accordance with the standards of ASC 840, Leases, the Company has concluded that these agreements meet the criteria for a lease and are classified as operating leases. Typically, these agreements do not require any minimum consumption amounts and, therefore, no minimum payments. Upon adoption of ASC 842, the Company adopted the practical expedient not to reassess the classification. For additional information on lease revenues earned, please see Note 8. Leases.
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Electricity sales	$8,929	$9,666	$26,925	$27,205
Third party construction	15,182	18,661	37,429	41,476
Fuel Station Service	4,824	3,480	13,728	11,910
Brown gas sales	1,917	12,430	17,268	23,398
Environmental attributes	38,480	19,648	68,848	58,444
Parts sales	629	1,355	1,965	2,332
Operating agreements	—	—	—	893
Other	—	70	—	236
Total revenue from contracts with customers	69,961	65,310	166,163	165,894
Lease revenue	1,140	1,240	2,937	2,920
Total revenue	$71,101	$66,550	$169,100	$168,814
For the three months ended September 30, 2023 and 2022, 21.4% and 28.0%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time. For the nine months ended September 30, 2023 and 2022, 22.1% and 24.6%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items recorded as Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss on warrant exchange	$—	$—	$(338)	$—
Gain on deconsolidation of VIEs (1)	—	—	122,873	—
Gain on extinguishment of contingent liability	—	4,365	—	4,365
Gain on repayment of Note Receivable	—	1,943	—	1,943
Gain on transfer of non-financial asset in exchange for services received (2)	604	—	1,110	—
Other income	$604	$6,308	$123,645	$6,308
(1) Represents non-cash gain on deconsolidation of Emerald and Sapphire on May 30, 2023.
(2) Represents the fair value of RINs transferred as consideration for services received.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Accounts receivable, net	$31,000	$31,083
Contract assets:
Cost and estimated earnings in excess of billings	$10,975	$7,027
Accounts receivable retainage, net	3,429	2,744
Contract assets total	$14,404	$9,771
Contract liabilities:
Billings in excess of costs and estimated earnings	$7,429	$8,013
Contract liabilities total	$7,429	$8,013
During the nine months ended September 30, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022. During the nine months ended September 30, 2022, the Company recognized revenue of $9,785 that was included in "Contract liabilities" at December 31, 2021.
Backlog
The Company's remaining performance obligations ("Backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At September 30, 2023, the Company had a Backlog of $46,549 which is anticipated to be recognized as revenue in the next 12 months.
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
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s unaudited condensed consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company calculates the interim tax provision in accordance with the provisions of ASC Subtopic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes.
Significant Customers, Vendors and Concentration of Credit Risk
For the three and nine months ended September 30, 2023, two customers accounted for 49% and 41%, respectively of the Company's revenue. For the three and nine months ended September 30, 2022, two customers accounted for 49% and 45%, respectively of the Company's revenue. At September 30, 2023, one customers accounted for 22% of accounts receivable. At December 31, 2022, two customers accounted for 44% of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash in high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of September 30, 2023, two vendors accounted for 39% of the accounts payable. As of December 31, 2022, one vendor accounted for 19% of the accounts payable.

3. Investment in Other Entities
The Company uses the equity method to account for investments in affiliates that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's investments in these nonconsolidated affiliates are reflected in the Company's condensed consolidated balance sheets under the equity method, and the Company's proportionate net (loss) income, if any, is included in the Company's unaudited condensed consolidated statements of operations as (loss) income from equity method investments.
Formation Of A New Joint Venture
On September 14, 2023, OPAL L2G, a wholly-owned indirect subsidiary of the Company, entered into the Agreement with SJI LRNG, a wholly-owned indirect subsidiary of SJI, establishing the terms and conditions of governance and operation of the SJI Joint Venture. The purpose of the SJI Joint Venture, which is owned 50/50 by OPAL L2G and SJI LRNG, is to develop, construct, own and operate Facilities to produce RNG using biogas generated by certain landfills. The Agreement governs the terms and conditions of capital contributions to be made by the SJI Joint Venture members to fund the development, construction and operations of the Facilities. The Agreement requires members of the SJI Joint Venture to contribute their respective share (50% each) of such capital requirements. The Agreement initially contemplates two RNG projects (RNG Atlantic and RNG Burlington) in New Jersey with each RNG project represented as a separate series of membership interests, also owned 50-50 by the members. Further, the Agreement provides for the SJI Joint Venture to enter into a MSA, O&M Agreement, and dispensing agreement with certain wholly-owned, indirect subsidiaries of the Company. The MSA establishes the terms and conditions for the day-to-day administration of the projects, including responsibility for managing the development and overseeing the construction of the Facilities. The O&M Agreement establishes the terms and conditions for operating and maintaining the Facilities once construction is completed. The Dispensing Agreement provides for the acquisition, marketing and sale of the Environmental Attributes associated with RNG produced by the Facilities.
Upon the execution of the above transaction, the Company reassessed its equity interests in the SJI Joint Venture under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in SJI Joint Venture under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of SJI Joint Venture. As of September 30, 2023, there have been no material contribution made by the Company in the SJI Joint Venture.
Deconsolidation of Emerald and Sapphire
On May 30, 2023, the Company together with a third-party environmental solutions company formed Paragon. The Company owns 50% of the ownership interest in Paragon. Concurrent to the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon.
On May 30, 2023, OPAL Fuels Intermediate Holdco 2 LLC (“OPAL Intermediate Holdco 2”), a wholly-owned indirect subsidiary of the Company, assigned to Paragon its rights and obligations under its existing senior secured credit facility, OPAL Term Loan II.
Upon the execution of the above two transactions, the Company reassessed its equity interests in Emerald and Sapphire under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in Paragon under ASC 810 because the governance of the Paragon is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of Paragon.
Based on the above analysis, the Company determined that it should account for its ownership interests in Paragon under the equity method of accounting pursuant to ASC 323, Investments Equity Method and Joint Ventures, prospectively, as the Company has the ability to exercise significant influence, but not control over the joint venture company.
Prior to May 30, 2023, the Company consolidated these two entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation. Additionally, the Company deconsolidated $2,765 capitalized interest on these two projects. Upon deconsolidation, the Company remeasured the fair value of the retained investment and recognized a gain of $122,873 in the condensed consolidated statement of operations for the nine months ended September 30, 2023 and a corresponding increase in its basis in Investment in Other Entities on its condensed consolidated balance sheet as of September 30, 2023. The Company determined that the gain on deconsolidation is attributable to the construction in progress and, therefore, will be amortized over the useful life of the asset which begins on the date the asset is placed in service. The fair value of the retained investment was measured based on a discounted cash flows model in which the future net cash flows from the two RNG facilities were discounted to their present value using a discount factor of 14%.
The following table shows the change in Investment in Other Entities:

	Pine Bend	Paragon	Noble Road	GREP	Total
Percentage of ownership	50%	50%	50%	20%

Balance at December 31, 2022	$22,518	$—	$25,165	$4,082	$51,765
Deconsolidation of Emerald and Sapphire	—	34,662	—	—	34,662
Deconsolidation of deferred financing costs and capitalized interest	—	1,383	—	—	1,383
Net income from equity method investment (1)	1,884	(1,190)	3,190	(810)	3,074
Reclassification of adjustments into earnings	—	—	—	(334)	(334)
Contribution by the Company (2)	—	500	—	—	500
Distributions from return of investment in equity method investment	(3,525)	(3,585)	(5,700)	(521)	(13,331)
Accumulated other comprehensive income	—	515	—	—	515
Gain on deconsolidation of Emerald and Sapphire (3)	—	122,873	—	—	122,873
Amortization of basis difference (1)	(218)	(388)	(1,035)	—	(1,641)
Balance at September 30, 2023	$20,659	$154,770	$21,620	$2,417	$199,466
(1) Reflected in Income from equity method investments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022.
(2) Represents 50% of the $1,000 contributed by the Company in the third quarter of 2023.
(3) Recorded as part of Other income in our condensed consolidated statement of operations for the three and nine months ended September 30, 2023.
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
The Note receivable also entitles Reynolds to receive 4.25% of any revenue-based distributions made up to a maximum of $4,500 over the term of the debt. The Company recorded the fair value of the Note receivable — variable fee component of $1,538 as an allocation of the initial investment balance of $10,450 and recorded payment-in-kind interest income of $81 and $236 as a reduction in the interest and financing expense, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively. The Company recorded $73 and $209 as a reduction to interest and financing expense, net in its condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
The Note receivable - variable fee component of $2,178 and $1,942 is recorded as a long-term asset on its condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the net income from equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue (1)	$9,463	$42,158	$23,927	$47,247
Gross profit	(11,268)	33,053	(1,392)	34,665
Net income	4,533	31,356	1,634	29,615

Net income from equity method investments (2)	$1,726	$3,694	$1,433	$3,658

(1) Revenues include a realized gain of $32,796 from commodity swap contracts on our equity method investment, GREP for the three and nine months ended September 30, 2022.

(2) Net income from equity method investments represents our portion of the net income from equity method investments including amortization of any basis differences.
4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Plant and equipment	$203,473	$201,655
CNG/RNG fueling stations	46,892	34,567
Construction in progress (1)	150,649	152,105
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,207	1,888
Leasehold improvements	815	815
Vehicles	231	313
Office furniture and equipment	307	307
Computer software	277	277
Vehicles - finance leases	1,708	1,236
Other	571	487
	411,018	397,538
Less: accumulated depreciation	(107,328)	(100,215)
Property, plant, and equipment, net	$303,690	$297,323
(1) Includes $4,101 and $3,081 of capitalized interest on our OPAL Term Loan facility as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, the construction in progress balance consists of our investment in the construction of RNG generation facilities including, but not limited to Prince William, Central Valley RNG projects and RNG dispensing facilities. The majority of these facilities, for which costs are in construction in progress as of September 30, 2023, are expected to be operational during the fourth quarter of 2023 and early 2024. As of December 31, 2022, the construction in progress balance consists of our investment in the construction of RNG generation facilities such as Emerald, Sapphire, Prince William, Central Valley and other RNG dispensing facilities.
Depreciation expense on property, plant, and equipment for the three months ended September 30, 2023 and 2022 was $3,485 and $2,992, respectively. The depreciation expense for the nine months ended September 30, 2023 and September 30, 2022 was $10,162 and $9,271, respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,889)	$1,110	18.1
Transmission/distribution interconnection	1,600	(1,019)	581	15.1
Intellectual property	43	(34)	9	5.0
Total intangible assets	$10,642	$(8,942)	$1,700

	December 31, 2022
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,488)	$1,511	18.1
Transmission/distribution interconnection	1,600	(971)	629	15.1
CNG sales contract	807	(799)	8	10.0
Intellectual property	43	(24)	19	5.0
Total intangible assets	$11,449	$(9,282)	$2,167
Amortization expense for the three and nine months ended September 30, 2023 was $154 and $467, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $197 and $595, respectively. At September 30, 2023, estimated future amortization expense for intangible assets is as follows:

For the remainder of the year ending December 31, 2023	$81
Fiscal year:
2024	267
2025	267
2026	239
2027	238
Thereafter	608
$1,700
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2022	$51,155	$3,453	$54,608
Balance at September 30, 2023	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Senior Secured Credit Facility, term loan	$—	$15,250
Less: unamortized debt issuance costs	—	—
Less: current portion	—	(15,250)
Senior Secured Credit Facility, term loan, net of debt issuance costs	—	—
Senior Secured Credit Facility, working capital facility	—	7,500
Less: current portion	—	(7,500)
Senior Secured Credit Facility, working capital facility	—	—
OPAL Term Loan	164,118	96,090
Less: unamortized debt issuance costs	(10,492)	(1,758)
Less: current portion	—	(27,732)
OPAL Term Loan, net of debt issuance costs	153,626	66,600
Sunoma Loan	23,000	23,000
Less: unamortized debt issuance costs	(859)	(908)
Less: current portion	(1,739)	(380)
Sunoma Loan, net of debt issuance costs	20,402	21,712
Convertible Note Payable	—	28,528
Less: current portion	—	(28,528)
Convertible Note Payable	—	—
Municipality Loan	—	76
Less: current portion	—	(76)
Municipality Loan	—	—
Non-current borrowings total	$174,028	$88,312
As of September 30, 2023, principal maturities of debt are expected as follows, excluding any subsequent refinancing transactions and any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Total
For the remainder of the year ending December 31, 2023	$—	$533	$533
Fiscal year:
2024	—	1,620	1,620
2025	14,771	1,756	16,527
2026	19,694	1,898	21,592
2027	129,653	17,193	146,846
	$164,118	$23,000	$187,118
Senior Secured Credit Facility
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
The loans under the Senior Secured Credit Facility had an interest rate of a fixed margin plus the secured overnight financing rate ("SOFR") for the relevant interest period. The fixed margin is 2.75% for the first four years, then 3.0% until October 8, 2021, and 3.25% thereafter.

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
Patronage dividends
The Company is eligible to receive annual patronage dividends from one of its lenders, Cobank ACB under a profit sharing program. For the three and nine months ended September 30, 2023 and 2022, the Company received cash dividends of $126 and $126, respectively, which were recorded as credits to interest expense in the condensed consolidated statements of operations. Additionally, the Company recorded $489 as a long-term asset in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, which represents the Company's equity interest in Cobank SCB. These interests will be redeemed for cash beginning in 2024.
OPAL Term Loan
On October 22, 2021, OPAL Fuels Intermediate Holding Company LLC (“OPAL Intermediate Holdco”), an indirect wholly-owned subsidiary of the Company, entered into a $125,000 term loan agreement (the "OPAL Term Loan") with a syndicate of lenders. As of September 1, 2023, the total outstanding balance on the debt facility was $87,602.
On September 1, 2023, OPAL Intermediate Holdco restructured its existing credit agreement and entered into a new senior secured credit facility with OPAL Intermediate HoldCo as the Borrower, direct and indirect subsidiaries of the Borrower as guarantors (the “Guarantors”), the lenders party thereto, as lenders, Apterra Infrastructure Capital LLC, Barclays Bank PLC, BofA Securities, Inc., Celtic Bank Corporation, Citibank, N.A., JP Morgan Chase Bank, N.A. Investec Inc. and ICBC Standard Bank PLC, as joint lead arrangers, and Bank of America, N.A., as administrative agent. Four of the existing lenders participated in the new credit facility.
The Credit Agreement provides for up to $450.0 million of initial and delayed draw term loans (with such delayed draw term loans available for up to 18 months after closing) and $50.0 million of revolving loans. On September 1, 2023, the Company drew down $144,118 and repaid (1) Intermediate HoldCo’s existing secured indebtedness in the amount of approximately $87,602 plus accrued interest, (2) certain accrued but unpaid returns in the amount of $15,669 of the paid-in-kind preferred dividend on our Redeemable preferred non-controlling interests, and (3) approximately $30,107 of indebtedness on Convertible Note Payable. Additionally, the Company utilized $9,000 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and Guarantors. The proceeds from the facility are expected to be used to fund other general corporate purposes of the Borrower and Guarantors. The Company paid transaction fees and expenses in the amount of approximately $10,790. The Company drew down additional $20,000 during the third quarter to fund capital expenditure on construction of our RNG projects.
The outstanding loans under the Credit Agreement initially bear interest at an annual rate of Term SOFR plus 3.5%, increasing by 0.25% per annum during the term. Accrued interest on amounts outstanding under the delayed draw term loan facility must be paid on the last day of each applicable interest period. Commencing after the 18-month delayed draw term loan availability period expires, the outstanding principal amount of the term loans amortizes at a rate of 1% per quarter and the Borrower is obligated to pay a leverage based cash sweep ranging from 25% to 100% of distributable cash of Borrower and the Guarantors, and subject to certain other mandatory prepayment requirements. The term loans and revolving loans mature on September 1, 2028.

The Borrower’s and the Guarantors’ obligations under the Credit Agreement are secured by substantially all of their personal property assets (other than certain excluded assets identified in the Credit Agreement) and by a non-recourse pledge of the membership interests of the Borrower.

The Credit Agreement requires the Borrower to maintain a consolidated debt service coverage ratio of not less than 1.2:1.0, as tested on a trailing four fiscal basis as of the last day of each fiscal quarter during the term commencing with the quarter ending December 31, 2023, and to maintain a consolidated debt to cash flow ratio of not greater than 4.5 to 1.0 during the delayed draw availability period, and not greater than 4.0 to 1.0 thereafter.

The Credit Agreement includes certain customary and project-related affirmative and negative covenants, including restrictions on distributions, and events of default, which include payment defaults breaches of covenants; changes of control materially incorrect or misleading representations or warranties bankruptcy or other events of insolvency and certain project-related defaults. As of September 30, 2023, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the Credit Facility for comparable funding.
The Company accounted for the above debt restructuring as debt modification for the existing lenders by performing an analysis on a lender by lender basis under ASC 470-50 Debt modifications and exchanges. As a result, the Company recorded debt extinguishment of $953 representing the fees allocated to the lenders who were repaid in full as part of Other income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. Additionally, the Company expensed $295 related to third party legal costs as part of Selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023.
As of September 30, 2023 and December 31, 2022, the outstanding loan balance (current and non-current) excluding deferred financing costs was $164,118 and $96,090, respectively.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20,000. Sunoma paid $635 in financing fees. The loan bears interest at the greater of prime rate plus 3.50%, or 7.75%. The amounts outstanding under the Sunoma Loan are secured by Sunoma's assets.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20,000 to $23,000.
The loans under the Sunoma Loan Agreement bear interest at a rate of 7.68% and have a maturity date of July 19, 2033. The Company is required to pay a quarterly amortization of principal of $533 beginning in October 2023.
The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as September 30, 2023 and December 31, 2022. See Note 12. Variable Interest Entities for additional information.
Convertible Note Payable
On May 1, 2021, the Company acquired the remaining ownership interests in Beacon and signed an unsecured, contingently convertible note (the "Convertible Note Payable") with ARCC Beacon LLC ("Ares") for a total aggregate amount for $50,000 at an interest rate of 8.00% per annum. The Company had the option to pay interest on the Convertible Note in cash on a quarterly basis or payment-in-kind. The Company chose the option of payment-in-kind interest.
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
The Company elected to account for the Convertible Note Payable using the fair value option in accordance with ASC 820, Fair Value Measurement. The fair value was subsequently remeasured on each reporting date and the change in fair value recorded as interest expense in the condensed consolidated statement of operations for each reporting period. The Company repaid the outstanding balance in full on September 1, 2023.

The Company recorded $(436) and $(1,579) as change in fair value of Convertible Note for the three and nine months ended September 30, 2023, respectively. The Company recorded gains of $2,261 and $151 as change in fair value of the Convertible Note Payable for the three and nine months ended September 30, 2022, respectively as interest and financing expense, net.
Municipality Loan
FM3, an indirect wholly-owned subsidiary of the Company, entered into a loan agreement for the construction of an interconnection that was initially funded by the municipality. The Company made payments to a municipality in the amount of $1,600 plus interest at a fixed annual rate of 3.00% through April 1, 2023. The loan was fully repaid in April 2023.
OPAL Term Loan II
On August 4, 2022, OPAL Intermediate Holdco 2 entered into a new Senior Secured Credit Facility (the "OPAL Term Loan II") with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. The OPAL Term Loan II provides for an approximately two-year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100,000 and debt service reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5,000. The proceeds of the DDTL Facility are to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors. The proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2,200 in financing fees to the lenders and incurred $1,376 in third party fees.
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under OPAL Term Loan II. The joint venture partner of Paragon reimbursed the Company $826 as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of ($1,895) as loss on debt extinguishment in its condensed consolidated statement of operations for the nine months ended September 30, 2023. There were no amounts outstanding under the OPAL Term Loan II as of May 30, 2023.
Interest rates
2023
For the three and nine months ended September 30, 2023, the weighted average effective interest rate including amortization of debt issuance costs on the Senior Secured Credit Facility was 5.6% including a margin plus SOFR. The debt was repaid in full in March 2023.
For the three and nine months ended September 30, 2023, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 9.2% and 8.0%.
For the three and nine months ended September 30, 2023, the interest rate on the Sunoma Loan was 8.00%.
For the three and nine months ended September 30, 2023, the payment-in-kind interest rate on Convertible Note Payable was 8.00%. The loan was fully repaid in September 2023.

2022
For the three and nine months ended September 30, 2022, the weighted average effective interest rate on the Senior Secured Credit Facility including amortization of debt issuance costs on Senior Secured Credit Facility was 6.80% and 5.40% including a margin plus LIBOR.
For the three and nine months ended September 30, 2022, the weighted average effective interest rate on the OPAL Term Loan including amortization of debt issuance costs was 6.40% and 5.20%.
For three and nine months ended September 30, 2022, the interest rate on the Sunoma loan was 7.81% and 9.0%, respectively.

For the three and nine months ended September 30, 2022, the payment-in-kind interest rate on Convertible Note Payable was 8.0%.

For the three and nine months ended September 30, 2022, the weighted average interest rate on the Municipality Loan was 3.00%.

The following table summarizes the Company's total interest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Senior Secured Credit Facility	$—	$(1,101)	$(282)	$(2,543)
Convertible Note Payable mark-to-market	(436)	2,261	(1,579)	151
Sunoma Loan	(454)	(424)	(1,348)	(1,335)
OPAL Term Loan (1)	(1,634)	(1,107)	(1,653)	(2,850)
Commitment fees and other finance fees	(248)	(401)	(560)	(605)
Amortization of deferred financing cost	(652)	(616)	(1,447)	(1,514)
Interest expense on finance leases	(24)	(15)	(61)	(28)
Interest income	563	613	2,448	1,512
Total interest expense	$(2,885)	$(790)	$(4,482)	$(7,212)
(1) Excludes $842 and $4,627 of interest capitalized and recorded as part of Property, Plant and Equipment for the three and nine months ended September 30, 2023, respectively.

8. Leases
The following are the types of contracts that fall under ASC 842:
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
Included in Fuel Station Service revenues are $917 and $2,119 related to the lease portion of the FPAs for the three and nine months ended September 30, 2023, respectively. This includes $856 and $1,906 related to the lease portion of the FPAs for the three and nine months ended September 30, 2022, respectively.
Included in Renewable Power revenues are $223 and $818 related to the lease element of the PPAs for the three and nine months ended September 30, 2023, respectively. Included in Renewable Power revenues are $384 and $1,014 related to the lease element of the PPAs for the three and nine ended September 30, 2022, respectively.
Lessee Contracts
Ground/Site Leases
The Company through various indirectly owned subsidiaries holds site leases on landfills and dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities including Beacon and two sites at our Central Valley project - MS Digester ("MS") and VS Digester ("VS").
– The lease at the Beacon facility is for 20 years at a monthly rent of $11.
– The lease term for MD and VS is for a period of 20 years from their commercial operation date at a quarterly rent of $125.
On July 5, 2023, the Company through one of its indirectly owned subsidiary entered into a site lease on a dairy farm to build a facility to collect, process and deliver feedstock to an RNG facility. The lease term is 20 years from its commercial operations date at a quarterly rent of $21,250 with a 5% escalator on the calendar quarter in which the fifth anniversary occurs and every fifth anniversary thereafter. The Company recorded $798 as right-of-use operating lease and corresponding lease liability on its condensed consolidated balance sheet as of September 30, 2023 using an incremental borrowing rate of 8.44%,
Additionally, the Company revised the commercial operation date for its leases for MD and VS by 10 months which changed the lease term for both the leases. The Company treated this as a lease modification and increased its right-of-use asset and corresponding lease liability by $280 on its condensed consolidated balance sheet as of September 30, 2023, using the incremental borrowing rate of 8.44%.
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
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022. The lease expense for the office lease is recorded as part of Selling, general and administrative expenses in its condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022.
Vehicle Leases
The Company leases approximately 65 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in the condensed statement of operations for the three and nine months ended September 30, 2023 and 2022.
Lease Disclosures Under ASC 842
The objective of the disclosure requirements under ASC 842 is to enable viewers of an entity’s financial statements to assess the amount, timing and uncertainty of cash flows arising from lease arrangements. In addition to the supplemental qualitative leasing disclosures included above, below are quantitative disclosures that are intended to meet the stated objective of ASC 842.
Right-of-use assets and Lease liabilities as of September 30, 2023 and December 31, 2022 are as follows:

Description	Location in Balance Sheet	September 30, 2023	December 31, 2022
Assets:
Operating leases (1):
Site leases	Right-of-use assets	$11,287	$10,338
Office lease	Right-of-use assets	1,081	1,406
		12,368	11,744
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	1,708	1,236
		14,076	12,980
Liabilities (1):
Sites leases	Lease liabilities - current portion	126	181
Office lease	Lease liabilities - current portion	499	449
Vehicle leases	Accrued expenses and other current liabilities	577	449
		1,202	1,079

Sites leases	Lease liabilities - non-current portion	11,168	10,135
Office lease	Lease liabilities - non-current portion	731	1,110
Vehicle leases	Other long-term liabilities	1,131	825
		$13,030	$12,070

(1) The Operating lease right-of-use asset and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 2.30% to 8.44%.
The table below presents components of the Company's lease expense for the three and nine months ended September 30, 2023 and 2022:

Description	Location in Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Operating lease expense for site leases	Cost of sales - RNG Fuel	$263	$261	$789	$785
Operating lease expense for office lease	Selling, general, administrative expenses	121	121	363	363
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	155	81	436	245
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	24	15	61	28
		$563	$478	$1,649	$1,421
The Company does not have material short term lease expense for the three and nine months ended September 30, 2023 and 2022.

Weighted average remaining lease term (years)	September 30, 2023
Operating leases	19.1 years
Financing leases	3.1 years
Weighted average discount rate
Operating leases	7.84%
Financing leases	6.39%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of September 30, 2023:

	Site leases	Office leases	Vehicle leases	Total

Discount rate upon adoption	5.4%	2.3%	7.6%

2023	$261	$130	$147	$538
2024	1,058	540	667	2,265
2025	1,129	562	561	2,252
2026	1,129	47	406	1,582
2027 and beyond	20,145	—	115	20,260
	23,722	1,279	1,896	26,897

Present value of lease liability	11,294	1,230	1,708	14,232

Lease liabilities - current portion	126	499	577	1,202
Lease liabilities - non-current portion	11,168	731	1,131	13,030
Total lease liabilities	$11,294	$1,230	$1,708	$14,232

Discount based on incremental borrowing rate	$12,428	$49	$188	$12,665

9. Derivative Financial Instruments and Fair Value Measurements
Interest Rate Swaps
During August 2022, the Company entered into two interest rate swaps for the notional amount of $61,926 of the OPAL Term Loan II at a fixed interest rate of 2.47% to hedge the SOFR-based floating interest rate. On August 16, 2022, the Company entered into a swaption for a notional amount of $13,074 with fixed rate of 2.32% with a maturity date of May 31, 2023. The Company accounted for the swaption as an economic hedge and included the change in the fair market value in the condensed consolidated statement of operations.
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
On May 30, 2023, OPAL Intermediate Holdco 2, assigned to Paragon its rights and obligations under the OPAL Term Loan II. Concurrently, the Company terminated the two interest rate swaps outstanding under this loan and received $812 as settlement from the swap counterparty. Paragon entered into four interest rate swaps for a notional amount of $56,914 at a fixed interest rate of 3.52%. The Company terminated the swaption on the same date.
After the transaction, the Company recognized a gain of $812 in the condensed consolidated statement of operations for the nine months ended September 30, 2023 as part of Change in fair value of derivative instruments. The Company received $136 as a settlement from the swaption counterparty and recognized $46 as loss on termination of the swaption as part of change in fair value of derivative instruments. Additionally, the Company recognized $515 as its share of the Accumulated other comprehensive income from Paragon and increased its basis in equity method investment on its condensed consolidated balance sheet as of September 30, 2023.
The following table summarizes the interest rate swaps in place as of September 30, 2023 and December 31, 2022:

Interest rate swap detail				Notional Amount
Trade date	Fixed rate	Start date	End date	September 30, 2023	December 31, 2022

August 15, 2022	2.47%	June 28, 2024	August 4, 2027	$—	41,284
August 15, 2022	2.47%	June 28, 2024	August 4, 2027	—	20,642
				$—	$61,926
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

	September 30, 2023	December 31, 2022	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as economic hedges:
Current portion of swaption	$—	$182	Derivative financial assets, current portion
Derivatives designated as cash flow hedges:
Long term portion of the interest rate swaps	—	954	Derivative financial assets, non-current
	$—	$1,136
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022	2023	2022
Interest rate swaps	$—	$1,580	$—	$954
Swaption	—	246	(46)	246
Net periodic settlements	—	(1,631)	812	(677)
	$—	$195	$766	$523	Change in fair value of derivative instruments, net
The following table summarizes the fair value of derivative instruments on the Company's condensed consolidated balance sheets and the effect of netting arrangements and collateral on its financial position:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets in the Balance Sheet
Balance, September 30, 2023:
Interest rate swap asset	$—	$—	$—
Swaption asset	—	—	—
	$—	$—	$—
Balance, December 31, 2022:
Interest rate swap asset	$954	$—	$954
Swaption asset	182	—	182
	$1,136	$—	$1,136
Commodity Swap Contracts
The Company utilizes commodity swap contracts to hedge against the unfavorable price fluctuations in market prices of electricity. The Company does not apply hedge accounting to these contracts. As such, unrealized and realized gain (loss) is recognized as a component of Renewable Power revenues in the condensed consolidated statement of operations and Derivative financial asset — current and non-current in the condensed consolidated balance sheets. These are considered to be Level 2 instruments in the fair value hierarchy. By using commodity swaps, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the swap contract. When the fair value of the swap contract is positive, the counterparty owes the Company creating a credit risk. The Company manages the credit risk by entering into contracts with financially sound counterparties. To mitigate this risk, management monitors counterparty credit exposure on an annual basis, and the necessary credit adjustments have been reflected in the fair value of financial derivative instruments. When the fair value of the swap contract is negative, the Company owes the counterparty creating a market risk that the market price is higher than the contract price resulting in the Company not participating in the opportunity to earn higher revenues.
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
The following table summarizes the commodity swaps in place as of September 30, 2023 and December 31, 2022. There were no new commodity swap contracts entered during the three months ended September 30, 2023.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
October 17, 2022	January 1, 2023	December 31, 2024	26,280	$65.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50

The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity swaps - realized (loss) gain	Revenues - Renewable power	$493	$(744)	$1,373	$(931)
Commodity swaps - unrealized gain (loss)	Revenues - Renewable power	(30)	161	733	(775)
Total realized and unrealized gain (loss)	Revenues - Renewable power	$463	$(583)	$2,106	$(1,706)

The following table summarizes the derivative assets and liabilities related to commodity swaps as of September 30, 2023 and December 31, 2022:

	Fair Value		Location of Fair value recognized in Balance Sheet
	September 30, 2023	December 31, 2022
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$486	$—	Derivative financial asset, current portion
Non-current portion of unrealized gain on commodity swaps	$117	$—	Derivative financial asset, non-current portion
Current portion of unrealized loss on commodity swaps	$—	$(130)	Derivative financial liability, current portion

Other Derivative Liabilities
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three and six months ended September 30, 2023 and 2022:

Derivative liability	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022	2023	2022

Put option to Meteora	$—	$384	$(311)	$384
Sponsor Earnout Awards	(338)	1,100	(201)	1,100
OPAL Earnout Awards	200	5,300	4,701	5,300
Public Warrants	—	(3,578)	—	(3,578)
Private Warrants	—	(5,309)	—	(5,309)
	$(138)	$(2,103)	$4,189	$(2,103)	Change in fair value of derivative instruments, net
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
The carrying value of the Company's long-term debt, which is considered Level 2 in the fair value hierarchy, of $174,028 and $88,312 as of September 30, 2023 and December 31, 2022, respectively, represents the total amount to be repaid if the debt has to be discharged in full and therefore approximates its fair value.

The Company follows ASC 820, Fair Value Measurement, regarding fair value measurements which establishes a three-tier fair value hierarchy and prioritizes the inputs used in valuation techniques that measure fair value. These tiers include:
Level 1 — defined as observable inputs such as quoted prices for identical instruments in active markets;
Level 2 — defined as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations for which all significant inputs are observable market data;
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
The Company accounted for the Convertible Note Payable at fair value at each reporting period. As of September 30, 2023, the Convertible Note Payable was repaid in full. As of December 31, 2022, the Company recorded the Convertible Note Payable at par plus accrued interest as it is payable on demand by either party and therefore represents fair value.
The fair value of the Sponsor Earnout Awards as of September 30, 2023 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the four-year post-close period. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $8.20 as of September 30, 2023;
• Expected volatility —55% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 4.72% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 3.8 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of September 30, 2023 was determined using a Monte Carlo valuation model with a distribution of potential outcomes for stock price and EBITDA over the 2-year period commencing on January 1, 2023 and ending on December 31, 2024. Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $8.20 as of September 30, 2023;

•Weighted average cost of capital - 16% based on an average of historical volatilities of selected industry peers deemed to be comparable to our business.
•Expected volatility —50% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 5.5% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 1.5 year term of the earnout period;
•Dividend yield - zero.

There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of September 30, 2023.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2023 and December 31, 2022, set forth by level, within the fair value hierarchy:

	Fair value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,563	$6,563
Earnout liabilities	—	—	4,291	4,291
Assets:
Short term investments	18,028	—	—	18,028
Commodity swap contracts	—	603	—	603

	Fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,256	$6,256
Convertible Note Payable (1)	—	28,528		28,528
Put option with Meteora	—	—	4,466	4,466
Commodity swap contracts	—	130	—	130
Earnout liabilities	—	—	8,790	8,790
Assets:
Short term investments	64,976	—	—	64,976
Swaption	—	182	—	182
Commodity swap contracts	—	954	—	954
(1) The fair value of the Convertible Note Payable as of December 31, 2022, represents the outstanding principal and paid-in-kind interest. Therefore it did not have any unobservable inputs which required the Company to develop its own assumptions. The methodology for calculating the fair value has changed as of December 31, 2022 as the prepayment penalty was cancelled upon consummation of Business Combination. Therefore, the Convertible Note Payable has been transferred from Level 3 to Level 2.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the nine months ended September 30, 2023 is included in Note 2, Summary of Significant Accounting Policies.

10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and other entities under common control with Fortistar or NextEra.

Sale of Non-Controlling Interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded paid-in-kind preferred dividends of $656 and $1,986 for the three and nine months ended September 30, 2023, respectively. The Company recorded paid-in-kind preferred dividends of $613 and $1,820 for the three and nine months ended September 30, 2022, respectively. The Company repaid all outstanding paid-in-kind preferred dividends as of September 30, 2023. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.

Issuance of Redeemable preferred non-controlling interests

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded paid-in-kind preferred dividends of $2,126 and $6,408 for the three and nine months ended September 30, 2023, respectively. The Company recorded paid-in-kind preferred dividends of $2,045 and $3,273 for the three and nine months ended September 30, 2022, respectively. The Company repaid all outstanding paid-in-kind preferred dividends as of September 30, 2023. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' deficit, for additional information.

Purchase and Sale agreement for Environmental Attributes

On November 29, 2021, the Company entered into a Purchase and Sale agreement with NextEra for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three and nine months ended September 30, 2023, the Company earned net revenues after discount and fees of $25,724 and $43,784, respectively, under this contract which were recorded as part of Revenues - RNG fuel and Fuel Station Services. For the three and nine months ended September 30, 2022, the Company earned net revenues after discount and fees of $19,336 and $49,024, respectively, which were recorded as part of Revenues - RNG fuel and Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.

Commodity Swap Contracts Under ISDA

The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company enters into commodity swap contracts on a periodic basis. As of September 30, 2023 and December 31, 2022, there were three commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. The Company recorded $1,732 and $927 as revenues earned under the commodity swap contracts for the three months ended September 30, 2023 and 2022. The Company recorded $5,006 and $3,196 as revenues earned under the commodity swap contracts for the nine months ended September 30, 2023 and 2022.

Purchase Of Investments From Related Parties
In August 2021, the Company acquired 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded a net loss of $374 and net income of $3,034 as its share of net (loss) income for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a net loss of $810 and net income of $2,478 as its share of net (loss) income for the nine months ended September 30, 2023 and 2022, respectively.

Sales Contracts with Related Parties
In August 2020, Fuel Station Services contracted with Sunoma to dispense RNG and to generate and market the resulting RINs and LCFS credits created on behalf of the entity. Additionally, Fuel Station Services contracted with Pine Bend in December 2020 and Noble Road in March 2021 to provide the same services.
These contracts each have term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. The Pine Bend and Noble road facilities came online in the first and third quarter of 2022. Sunoma came online in the fourth quarter of 2021. For the three months ended September 30, 2023 and 2022, the Company earned environmental processing fees of $570 and $80 net of intersegment elimination, which are included in Fuel Station Services revenues in the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company earned environmental processing fees of $1,711 and $322 net of intersegment elimination, which are included in Fuel Station Services revenues in the condensed consolidated statements of operations.
Service Agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a Management, Operations, and Maintenance Services Agreement (“Administrative Services Agreement”) with Fortistar LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The Administrative Services Agreement expires on December 31, 2023, unless termination occurs earlier due to dissolution of the Company or it is terminated by the Company’s secured lenders in certain circumstances. The Administrative Services Agreement provides for payment of service fees based on actual time incurred at contractually agreed rates, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the Administrative Services Agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the three and nine months ended September 30, 2023 and 2022, there have been no material services provided by the Company's employees to Fortistar.
In June 2021, the company entered into a Management Services Agreement with Costar Partners LLC (“Costar”), an affiliate of Fortistar. Pursuant to the Management Services Agreement, Costar provides information technology (“IT”) support services, software use, licensing services, management of third party infrastructure and security services and additional IT services as needed by the Company. The Management Services Agreement provides for Costar to be compensated based on actual costs incurred and licensing fees per user for certain software applications. The Management Services Agreement expires in June 2024 unless the termination occurs earlier due to dissolution of the Company or it is terminated by the Company’s secured lenders in certain circumstances.
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Staffing and management services	$414	$578	$1,406	$1,683
Rent - fixed compensation	166	168	494	442
IT services	754	636	2,210	1,721
Total	$1,334	$1,382	$4,110	$3,846

As of September 30, 2023 and December 31, 2022, the Company had Accounts payable, related party in the amounts of $1,365 and $1,346, respectively.
11. Reportable Segments and Geographic Information
The Company is organized into four operating segments based on the characteristics of its renewable power generation, dispensing portfolio, and the nature of other products and services. During the first quarter of 2023, the Company changed its internal reporting to its Chief Operating Decision Makers to change the composition of revenues included in our reportable segments. The internal reporting was changed to provide more visibility into our RNG fuel production and operations and to align fuel dispensing revenues with construction and service of fuel dispensing stations. Additionally, the Company changed its internal reporting to report revenues from RECs and ISCC Carbon Credits from RNG Fuel to Renewable Power segment in the current quarter. This is primarily to reflect a strategic business change to identify all revenues earned from environmental attributes generated from Renewable Power facilities in the same segment.
Therefore, the Company reclassified the revenues and the corresponding cost of sales for CNG tolling business which were previously presented as part of Revenues - RNG Fuel and Cost of sales - RNG Fuel to Revenues - Fuel station services and Cost of sales - Fuel station services, respectively. The Company reclassified revenues earned from sale of RECs and ISCC Carbon Credits from Revenues - RNG Fuel to Revenues - Renewable Power. The Company also adjusted the revenues and cost of sales for the prior year period presented for comparison purposes.
For the three months ended September 30, 2023 and 2022, the Company classified revenues from its fuel dispensing business of $16,852 and $12,545, respectively, as part of Revenues - Fuel station services. For the nine months ended September 30, 2023, the Company classified revenues from fuel dispensing business of $35,103 and $31,852, respectively, as part of Revenues - Fuel station services.
For the three months ended September 30, 2023 and 2022, the Company classified revenues from the sale of environmental attributes generated from Renewable Power facilities of $4,539 and $1,543, respectively, as part of Revenues - Renewable Power. For the nine months ended September 30, 2023 and 2022, the Company classified revenues from the sale of environmental attributes generated from Renewable Power facilities of $15,783 and $2,528, respectively, as part of Revenues - Renewable Power.
For the three months ended September 30, 2023 and 2022, the Company classified cost of sales related to fuel dispensing business of $11,703 and $10,088, respectively as part of Cost of sales - Fuel station services. For the nine months ended September 30, 2023 and 2022, the Company classified cost of sales related to the fuel dispensing business of $28,527 and $24,801, respectively as part of Cost of sales - Fuel station services.
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

For the three and nine months ended September 30, 2023 and 2022, the Company has accounted for its interests in Pine Bend, Reynolds and Noble Road under the equity method of accounting and the results of operations of Beacon, New River, Central Valley and Sunoma were consolidated in its condensed consolidated statement of operations. As of May 30, 2023, the Company deconsolidated Emerald and Sapphire. As a result, the Company consolidated Emerald and Sapphire for the period between January 1, 2023 and May 30, 2023 and recorded its ownership interests in Paragon which includes Emerald and Sapphire as equity method investment for the period between May 30, 2023 and September 30, 2023.
As of September 30, 2023, Central Valley, and Sapphire are not operational. Sunoma became operational in December 2021, Noble Road in January 2022, New River in April 2022 and Pine Bend in September 2022. Emerald began commercial operations in the third quarter of 2023.
•Fuel Station Services. Through its Fuel Station Services segment, the Company provides construction and maintenance services to third-party owners of vehicle Fueling Stations and performs fuel dispensing activities including generation and minting of environmental credits. This segment includes:
◦Service and maintenance contracts for RNG/CNG fueling sites and a manufacturing division that builds Compact Fueling Systems and Defueling systems.

◦Third Party CNG Construction of Fueling Stations - design/build and serve as general contractor for typically Guarantee Maximum Price or fixed priced contracts for customers usually lasting less than one year.
◦RNG and CNG fuel dispensing stations for vehicle fleets - This includes both the dispensing and sale of brown gas and the environmental credit generation and monetization. The Company operates Fueling Stations that dispense gas for vehicles. This also includes the development and construction of these facilities.

•Renewable Power Portfolio. The Renewable Power portfolio segment generates renewable power through methane-rich landfills which is then sold to public utilities throughout the United States. The Renewable Power portfolio operates primarily in Southern California.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Renewable Power	$13,708	$49,737	$43,543	$70,937
RNG Fuel	29,551	22,788	61,395	61,971
Fuel Station Services	40,326	39,333	99,056	91,325
Intersegment	(3,021)	(3,150)	(10,967)	(8,172)
Equity Method Investment(s)	(9,463)	(42,158)	(23,927)	(47,247)
	$71,101	$66,550	$169,100	$168,814

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and Financing Expense, Net:
Renewable Power	$(2)	$(1,440)	$(260)	$(3,559)
RNG Fuel	(3,243)	(189)	(4,616)	(240)
Fuel Station Services	27	(14)	120	(28)
Corporate	333	853	274	(3,385)
	$(2,885)	$(790)	$(4,482)	$(7,212)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation, Amortization, and Accretion:
Renewable Power	$1,488	$1,176	$4,389	$4,283
RNG Fuel	2,492	2,461	6,808	6,379
Fuel Station Services	917	411	2,555	616
Other(1)	9	31	36	95
Equity Method Investment(s)	(1,167)	(699)	(2,854)	(1,272)
	$3,739	$3,380	$10,934	$10,101
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)
Renewable Power	$983	$3,483	$10,584	$1,314
RNG Fuel	10,821	5,669	8,044	21,775
Fuel Station Services	5,530	11,624	7,429	12,574
Corporate	(18,833)	(19,101)	79,441	(38,761)
Equity Method Investment(s)	1,726	3,694	1,433	3,658
	$227	$5,369	$106,931	$560

	Nine Months Ended September 30,
	2023	2022
Cash paid for Purchases of Property, Plant, and Equipment:
Renewable Power	$—	$1,800
Fuel Station Services	16,860	7,038
RNG Fuel	75,390	76,496
	$92,250	$85,334

	September 30, 2023	December 31, 2022
Total Assets:
Renewable Power	$39,503	$43,468
RNG Fuel	290,247	347,750
Fuel Station Services	131,838	119,669
Corporate	29,401	82,204
Equity Method Investment(s)	199,466	51,765
	$690,455	$644,856
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
12. Variable Interest Entities
We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires judgment. Our considerations in determining the VIE's most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE's purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE's initial design, and the existence of explicit or implicit financial guarantees. If we are the party with the power over the most significant activities, we meet the "power" criteria of the primary beneficiary. If we do not have the power over the most significant activities or we determine that all significant decisions require consent of a third party, we do not meet the "power" criteria of the primary beneficiary.
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
As of September 30, 2023, the Company held equity interests in seven VIEs — Sunoma, GREP, Emerald, Sapphire, Paragon, SJI Joint Venture (RNG Atlantic and RNG Burlington) and Central Valley. On May 30, 2023, the Company together with a third-party environmental solutions company formed Paragon. The Company owns 50% of ownership interest in Paragon. Concurrent with the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon.
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
On September 14, 2023, OPAL L2G, a wholly-owned indirect subsidiary of the Company, entered into the Agreement with SJI LRNG, a wholly-owned indirect subsidiary of SJI, establishing the terms and conditions of governance and operation of the SJI Joint Venture. The purpose of the SJI Joint Venture, which is owned 50/50 by OPAL L2G and SJI LRNG, is to develop, construct, own and operate Facilities to produce RNG using biogas generated by certain landfills.
Upon the execution of the above transaction, the Company reassessed its equity interests in the SJI Joint Venture under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in SJI Joint Venture under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of SJI Joint Venture. As of September 30, 2023, there have been no material contribution made by the Company in the SJI Joint Venture.
As of September 30, 2023, GREP and Paragon were presented as equity method investments and the remaining two VIEs Sunoma and Central Valley are consolidated by the Company.
At December 31, 2022, GREP has been presented as an equity method investment and the remaining four VIEs Sunoma, Emerald, Sapphire, and Central Valley are consolidated by the Company.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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
The following table summarizes the major condensed consolidated balance sheet items for consolidated VIEs as of September 30, 2023 and December 31, 2022. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
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

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,302	$12,506
Accounts receivable, net	79	966
Restricted cash - current	1,232	6,971
Environmental credits held for sale	29	—
Prepaid expenses and other current assets	193	415
Total current assets	2,835	20,858
Property, plant and equipment, net	26,684	73,140
Restricted cash, non-current	2,843	2,923
Total assets	$32,362	$96,921

Liabilities and equity
Current liabilities:
Accounts payable	$603	$4,896
Accounts payable, related party	1,035	433
Accrued capital expenses	—	7,821
Accrued expenses	602	646
Sunoma Loan- current portion	1,739	380
Total current liabilities	3,979	14,176
Sunoma loan, net of debt issuance costs	20,402	21,712
Total liabilities	24,381	35,888
Equity
Stockholders' equity	7,097	34,588
Non-redeemable non-controlling interests	884	26,445
Total equity	7,981	61,033
Total Liabilities and Equity	$32,362	$96,921

13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit

Common stock

As of September 30, 2023, there are (i) 29,332,333 shares of Class A common stock issued and outstanding, (ii) 144,399,037 shares of New OPAL Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share, of (“Class B common stock”) issued and outstanding ( shares of Class B common stock do not have any economic value except voting rights as described below) and (iv) no shares of Class C common stock, par value $0.0001 per share, (“ Class C common stock”) issued and outstanding (shares of Class D common stock do not have any economic value except voting rights as described below)

During the first quarter of 2023, Meteora exercised the put option pursuant to the terms of the Forward Purchase Contract. The Company repurchased 1,635,783 shares at a price of $10.02 per share. The Company recorded $11,614 representing the fair value of the treasury stock as part of stockholders' deficit and $4,777 as an offset to the derivative financial liability, current on its condensed consolidated balance sheet as of September 30, 2023.

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

Redeemable preferred non-controlling interests

On November 29, 2021, as part of an Exchange Agreement, the Company issued 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries.

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units.

Upon completion of the Business Combination, the Company assumed Series A-1 preferred units and Series A preferred units which were issued and outstanding by OPAL Fuels. The Company recorded the Series A-1 preferred units and Series A preferred units as Redeemable preferred non-controlling interests. The Company has elected to adjust the carrying value of the preferred units to the redemption value at the end of each reporting period by immediately amortizing the issuance costs in the first reporting period after issuance of the preferred units.

During the third quarter of 2023, the Company repaid all outstanding paid-in-kind preferred dividends.
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2022 to September 30, 2023:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2022	300,000	$32,736	1,000,000	$105,406	$138,142
Series A units issued by OPAL Fuels	—	—	—	—	—
Paid-in-kind dividends attributable to OPAL Fuels	—	320	—	1,032	1,352
Paid-in kind dividends attributable to Class A common stockholders	—	1,666	—	5,376	7,042
Repayment of paid-in-kind preferred dividends	—	(4,722)	—	$(11,814)	(16,536)
Balance, September 30, 2023	300,000	$30,000	1,000,000	$100,000	$130,000

Terms of Redeemable Preferred Units

The Series A and Series A-1 preferred units (together the “Preferred Units”) are subject to substantially the same terms and features which are listed below:

Voting: The Series A-1 preferred units to Hillman do not have any voting rights. The Series A preferred units issued to NextEra have limited rights to prevent the Company from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major dispositions of assets and (iv) major acquisitions of assets outside of the Company’s primary business.

Dividends: The Preferred Units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company is allowed to elect to issue additional Preferred Units ( paid-in-kind) in lieu of cash for the first eight dividend payment dates. The Company elected to pay the dividends to be paid-in-kind for all periods presented. The annual dividend rate increases to 12% if certain events of defaults occur. Additionally, the dividend rate increases by 2% for each unrelated uncured event of default up to a maximum of 20%.

Liquidation preference: In the event of liquidation of the Company, each holder of Series A units and Series A-1 units is entitled to be paid on pro-rata basis the original issue price of $100 per unit plus any accrued and unpaid dividends out of the assets of the Company available for distribution after payment of the Company’s debt and liabilities and liquidation expenses.

Redemption: Any time after issuance, the Company may redeem the Redeemable preferred units for a price equal to original issue price of $100 per unit plus any accrued and unpaid dividends. Holders of the Preferred Units may redeem for an amount equal to original issue price of $100 per unit plus any accrued and unpaid dividends (i) upon the occurrence of certain change in control event (ii) at the end of four years from the date of issuance, except that the Preferred Units issued to Hillman can only be redeemed 30 days after the fourth year anniversary of the first issuance of Preferred Units to NextEra. The maturity date is determined to be the date at which the Holder’s redemption option becomes exercisable as this is the date on which both the Company and the Holder may redeem the Preferred Units. The maturity date may be as early as November 29, 2025 but shall not occur later than June 30, 2026.

Conversion: Holders may elect to convert Preferred Units into common units in the event that the Company fails to redeem the Preferred Units under an optional redemption. The annual dividend rate shall increase to 12% and will further increase to 14% after one year, and thereafter by 2% every 90 days up to a maximum of 20%. The Company must also redeem all NextEra Series A preferred units on which the redemption option has been exercised prior to redeeming any Hillman Series A-1 preferred units. If elected, the Holder may convert all or a portion of its Preferred Units into a number of common units equal to the number of Preferred Units, multiplied by$100, plus accrued and unpaid cash dividends, divided by the conversion price. The conversion price is equal to the value of the Company’s common units determined as follows, and reduced by (i) a 20% discount if conversion occurs during the first year of delayed redemption, (ii) a 25% discount during the 2nd year, and (iii) a 30% discount thereafter:

1. Using 20-day volume-weighted average price (“VWAP”) of the Company's common shares.

2. Otherwise the estimated proceeds to be received by the Holder of a common unit if the net assets of the Company were sold at fair market value and distributed.

Redeemable non-controlling interests

Upon consummation of the Business Combination, OPAL Fuels and its members caused the existing Limited Liability Company Agreement to be amended and restated. In connection therewith, all of the common units of OPAL Fuels issued and outstanding immediately prior to the Business Combination were re-classified into 144,399,037 Class B Units. Each Class B Unit is paired with a single non-economic share of Class D common stock issued by the Company. Each pair of Class B Unit and a single share of Class D common stock is exchangeable to either a single share of Class A common stock or a single share of Class C common stock at the holder's option. Upon an exchange for Class A common stock, the Company has the option to redeem shares for cash at their market value.

Redeemable non-controlling interests have been presented as mezzanine equity in the condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of September 30, 2023, the Company recorded $1,158,937 to adjust the carrying value to their redemption value based on a five-day VWAP of $8.03 per share.
14. Stock-based compensation
The 2022 Omnibus Equity Incentive Plan (the "2022 Plan") was approved by our shareholders on July 21, 2022. The purposes of the 2022 Plan are to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its Affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its Affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. The 2022 Plan allows for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Company registered 19,811,726 shares of Class A common stock that can be issued under this Plan.

On March 31, 2023, the Company issued 196,961 stock options, 888,831 restricted stock units and 274,617 performance units to certain employees of the Company. The fair value of the stock options was determined to be $5.26 based on Black Scholes model based on the share price of $6.97, exercise price of $6.97, expiration of 10 years, annual risk free interest rate of 4.04% and volatility of 65%. Additionally, the Company issued 135,583 restricted stock units to the board of directors. The total fair value of the equity awards was $6,955.
A summary of the equity awards under the 2022 Plan for the nine months ended September 30, 2023 is as follows:

	Number of Units outstanding	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Restricted Stock Units:
Unvested awards as of December 31, 2022	422,349	$7.94
Granted	1,038,347	6.98
Vested in August 2023	(2,135)	6.97
Shares withheld for settlement of taxes	(1,046)
Forfeitures	(50,378)	7.49
Restricted Stock Units outstanding as of September 30, 2023	1,407,137	$7.31	$10,284
Stock Options:
Unvested awards as of December 31, 2022	—	—
Granted	196,961	$5.26
Stock Options outstanding as of September 30, 2023	196,961	$5.26	$1,036
Performance Stock Units:
Unvested awards as of December 31, 2022	—
Granted	274,617	$6.97
Vested in August 2023	(83)
Shares withheld for settlement of taxes	(31)
Forfeitures	(3,975)	$6.97
Performance Stock Units outstanding as of September 30, 2023	270,528	$6.97	$1,553

Total unvested awards outstanding as of September 30, 2023	1,874,626	$6.87	$12,873
Stock-based compensation expense for all stock awards included in Selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Stock-based compensation expense	$1,899	$160	$4,747	$320
	$1,899	$160	$4,747	$320
Stock-based compensation expense related to unvested awards yet to be recognized as of September 30, 2023 totaled $7,705 and is expected to be recognized, on a weighted average basis, over 2.3 years.

15. Net (Loss) Income Per Share
The basic income per share of Class A common stock is computed by dividing the net (loss) income attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. The basic income per share for the three and nine months ended September 30, 2023 does not include 1,635,783 shares in treasury, 763,908 shares issued and outstanding but are contingent on achieving earnout targets. In the first quarter of 2023, the put option was exercised and 197,258 shares of Class A common stock were cancelled.
The diluted income per share of Class A common stock for the three and nine months ended September 30, 2023 does not include Redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of September 30, 2023. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 763,908 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of September 30, 2023. The outstanding stock options issued under the 2022 Plan are not included as their impact is antidilutive. The outstanding performance units under the 2022 Plan are not included as the performance conditions have not been met as of September 30, 2023.
The Class D common stock does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Net (loss) income attributable to Class A common stockholders	(400)	$15,945

Weighted average number of shares of Class A common stock - basic	26,978,969	27,110,953
Dilutive effect of stock options, restricted stock units, performance units, Convertible note payable, earnout shares, Redeemable preferred non-controlling interests, Redeemable non-controlling interests	—	572,902
Weighted average number of shares of Class A common stock - diluted	26,978,969	27,683,855
Net loss per share of Class A common stock
Basic	$(0.01)	$0.59
Diluted	$(0.01)	$0.58
16. Income Taxes
As a result of the Company’s up-C structure effective with the Business Combination, the Company expects to be a tax-paying entity. However, as the Company has historically been loss-making, any deferred tax assets created as a result of net operating losses and other deferred tax assets for the excess of tax basis in the Company's investment in Opal Fuels would be offset by a full valuation allowance. Prior to the Business Combination, OPAL Fuels was organized as a limited liability company, with the exception of one partially-owned subsidiary which filed income tax returns as a C-Corporation. The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Judgment is required in determining the provisions for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there may be transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
For the three and nine months ended September 30, 2023, the Company recorded zero income tax expense. The effective tax rate for the three and nine months ended September 30, 2023 was 0%. The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2023 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company did not record a tax provision for the three and nine months ended September 30, 2022 primarily due to OPAL Fuels' status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
17. Commitments and Contingencies
Letters of Credit
As of September 30, 2023 and December 31, 2022, the Company was required to maintain five and nine standby letters of credit totaling $10,498 and $2,292, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under the OPAL Term Loan II. Additionally, the Company signed an equity commitment letter up to a maximum of $2,100, to Paragon relating to its share of equity contribution towards any cost over runs in connection with the construction and completion of Emerald project.
Legal Matters
The Company is involved in various claims arising in the normal course of business. Management believes that the outcome of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.
In September 2021, an indirect subsidiary of the Company, MD Digester, LLC entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. dba CEI Builders (“CEI”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock in California’s Central Valley. In December 2021, a second indirect subsidiary of the Company, VS Digester, LLC entered into a nearly identical EPC Contract for the design and construction of a second facility, also in California’s Central Valley. CEI’s performance under both of the EPC Contracts is fully bonded by licensed sureties.

CEI has submitted a series of change order requests seeking to increase the EPC Contract Price by approximately $14 million, per project, primarily due to: (1) modifications to CEI’s design drawings which are required to meet its contracted performance guaranties, and (2) a termination (for default) of one of CEI’s major equipment manufacturers. The Company disputes the vast majority of the change order requests. The Company, CEI and CEI’s surety are in active settlement discussions and have agreed to a temporary funding arrangement pending resolution of the disputed change orders to keep the projects moving forward. No formal legal proceedings have been filed, and no discovery has been performed.

18. Subsequent Events

On October 5, 2023, Ms. Ann Anthony gave notice of her intention to resign as Chief Financial Officer ("CFO") of the Company to pursue another professional opportunity. Ms. Anthony’s departure date was at the time not yet determined. Ms. Anthony will, also resign from her positions as the Company’s Principal Financial Officer and Principal Accounting Officer. On October 10, 2023, the board of directors of the Company appointed Mr. Scott Contino as Interim Chief Financial Officer. Mr. Contino will assist Ms. Anthony during the transition and assume the CFO role on the date of Ms. Anthony’s departure. The Company has entered into an interim services agreement (the “Interim Services Agreement”) with Fortistar in accordance with the terms and conditions of the existing Administrative Services Agreement between the Company and Fortistar. Pursuant to the Interim Services Agreement, the Company will pay Fortistar a services fee as described below, which is substantially the same as the cash compensation that was paid to Ms. Anthony.
On October 19, 2023, Ms. Anthony signed a separation agreement with the Company, pursuant to which Ms. Anthony has agreed to serve in her current role until November 15, 2023. Certain equity incentive awards that were granted to Ms. Anthony, and that would have otherwise been forfeited due to her resignation, will vest on March 31, 2024 in accordance with the Separation Agreement. These equity awards consist of 33,328 restricted stock units and options to purchase 5,545 shares of Class A Common Stock at an exercise price of $6.97.
On October 20, 2023 (the “Effective Date”), a wholly-owned subsidiary of the Company entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL"). The subsidiary is currently constructing a production facility (the “Facility”) at the Prince William County landfill located in Manassas, Virginia, on a parcel located on the landfill, to process landfill gas into RNG. The Agreement obligates the subsidiary to develop, plan and permit a gas pipeline extension and associated interconnection facilities (the “Project”) to deliver RNG from the Facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Project from the subsidiary after the final completion of same at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date is on or prior to the 12-month anniversary of the Effective Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
We are a renewable energy company specializing in the capture and conversion of biogas for the (i) production of RNG for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of electricity generated from renewable sources ("Renewable Power") for sale to utilities, (iii) generation and sale of Environmental Attributes (as defined below) associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The Biogas Conversion Projects currently use LFG and dairy manure as the source of the biogas. In addition, we have recently begun implementing design, development, and construction services for hydrogen Fueling Stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams. The term “Environmental Attributes” refers to federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, ISCC Carbon Credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects.
Recent developments
On October 5, 2023, Ms. Ann Anthony gave notice of her intention to resign as Chief Financial Officer ("CFO") of the Company to pursue another professional opportunity. Ms. Anthony’s departure date was at the time not yet determined. Ms. Anthony will, also resign from her positions as the Company’s Principal Financial Officer and Principal Accounting Officer. On October 10, 2023, the board of directors of the Company appointed Mr. Scott Contino as Interim Chief Financial Officer. Mr. Contino will assist Ms. Anthony during the transition and assume the CFO role on the date of Ms. Anthony’s departure. The Company has entered into an interim services agreement (the “Interim Services Agreement”) with Fortistar in accordance with the terms and conditions of the existing Administrative Services Agreement between the Company and Fortistar. Pursuant to the Interim Services Agreement, the Company will pay Fortistar a services fee as described below, which is substantially the same as the cash compensation that was paid to Ms. Anthony.
On October 19, 2023, Ms. Anthony signed a separation agreement with the Company, pursuant to which Ms. Anthony has agreed to serve in her current role until November 15, 2023. Certain equity incentive awards that were granted to Ms. Anthony, and that would have otherwise been forfeited due to her resignation, will vest on March 31, 2024 in accordance with the Separation Agreement. These equity awards consist of 33,328 restricted stock units and options to purchase 5,545 shares of Class A Common Stock at an exercise price of $6.97.
On October 20, 2023 (the “Effective Date”), a wholly-owned subsidiary of the Company entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL"). The subsidiary is currently constructing a production facility (the “Facility”) at the Prince William County landfill located in Manassas, Virginia, on a parcel located on the landfill, to process LFG into RNG. The Agreement obligates the subsidiary to develop, plan and permit a gas pipeline extension and associated interconnection facilities (the “Project”) to deliver RNG from the Facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Project from the subsidiary after the final completion of same at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date is on or prior to the 12-month anniversary of the Effective Date.
Impact of COVID-19
In response to the COVID-19 pandemic, we instituted a safety committee to oversee our compliance with federal, state, and local government mandates, and ensure that the Company adheres to Centers for Disease Control guidelines to maintain safe working conditions for our employees. Some of the protocols we implemented include limiting in-person work to essential personnel and performing temperature checks. Since March 2020, where practicable, our employees have worked remotely and minimized travel and other non-essential contact. Additionally, we are providing our employees with COVID-19 testing at no cost and personal protective equipment for their safety and well-being.
As of the date of this report, the COVID-19 pandemic has had a relatively minimal economic impact on our results of operations.
The duration and future economic severity of the COVID-19 remains uncertain, and our results of operations and financial condition could potentially face material adverse effect(s) in the future due to COVID-19.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies and the consolidated financial statements and notes thereto are included in the Company’s Annual Report.

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
Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations ("RVOs") for D3 (cellulosic biofuel with a 60% greenhouse gas (“GHG”) reduction requirement) RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. In June 2023, the EPA set RVOs for 2023 through 2025 via a new Set rule. This 3 year RVO is expected to reduce volatility in RIN pricing for the associated period. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon (with several other states also actively considering LCFS initiatives similar to those in California, Washington and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
Transportation, including heavy-duty trucking, generates approximately 30% of overall CO₂ and other climate-harming GHG emissions in the United States, and transitioning this sector to low and negative carbon fuels is a critical step towards reducing overall global GHG emissions. The adoption rate of RNG-powered vehicles by commercial transportation fleets will significantly impact demand for our products.
We are also exposed to the commodity prices of natural gas and diesel, which serve as alternative fuel for RNG and therefore impact the demand for RNG.
Renewable Power Markets
We also generate revenues from sales of Renewable Power generated by our biogas-to-Renewable Power projects, and associated ISCC Carbon Credits and RECs. ISCC Carbon Credits and RECs exist because of legal and governmental regulatory requirements in Europe and the United States, respectively, and a change in law or in governmental policies concerning Renewable Power, LFG, or ISCC Carbon Credits or RECs could affect the market for, and the pricing of, such power and credits.
We periodically evaluate opportunities to convert existing Renewable Power projects to RNG production. We have been negotiating with several of our landfill and Renewable Power counterparties to enter into arrangements that would enable the LFG resource to produce RNG. Changes in the price we receive for Renewable Power, associated ISCC Carbon Credits and RECs, together with the revenue opportunities and conversion costs associated with converting our LFG sites to RNG production, could have a significant impact on our future profitability.
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

•Renewable Power Portfolio. The Renewable Power portfolio segment generates renewable power and associated environmental attributes such as ISCC Carbon Credits and RECs through combustion of biogas from landfills which is then sold to public utilities throughout the United States.
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
•Renewable Power. Includes royalty payments, land usage costs; service provider costs; salaries and other indirect expenses related to the production process; utilities; and depreciation of production facilities.

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
Results of Operations for the three and nine months ended September 30, 2023 and 2022:
Operational Results
The following table summarizes the operational data achieved for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RNG Fuel Capacity and Utilization
Design Capacity (Million MMBtus)(1)	1.3	1.0	3.9	2.9
Volume of Inlet Gas (Million MMBtus)	0.8	0.7	2.2	1.7
Inlet Design Capacity Utilization % (2) (3)	79%	78%	77%	72%
RNG Fuel volume produced (Million MMBtus)	0.7	0.6	2.0	1.5
Utilization of Inlet Gas % (3) (4)	84%	85%	85%	87%

(1) Design Capacity for RNG facilities is measured as the volume of feedstock biogas that the facility is capable of accepting at the inlet and processing during the associated period. Design Capacity is presented as OPAL’s ownership share (i.e., net of joint venture partners’ ownership) of the facility and is calculated based on the number of days in the period. New facilities that come online during a quarter are pro-rated for the number of days in commercial operation.

(2) Inlet Design Capacity Utilization is measured as the weighted average of Volume of Inlet Gas, divided by the total Design Capacity. The Volume of Inlet Gas varies over time depending on, among other factors, (i) the quantity and quality of waste deposited at the landfill, (ii) waste management practices by the landfill, and (iii) the construction, operations and maintenance of the landfill gas collection system used to recover the landfill gas. The Design Capacity for each facility will typically be correlated to the amount of landfill gas expected to be generated by the landfill during the term of the related gas rights agreement. The Company expects Inlet Design Capacity Utilization to be in the range of 75-85% on an aggregate basis over the next several years. Typically, newer facilities perform at the lower end of this range and demonstrate increasing utilization as they mature.

(3) Data not available for the Company's dairy projects, i.e., Sunoma and Biotown.

(4) Utilization of Inlet Gas is measured as weighted average of RNG Fuel Produced divided by Volume of Inlet Gas. Utilization of Inlet Gas varies over time depending on availability and efficiency of the facility and the quality of landfill gas (i.e., concentrations of methane, oxygen, nitrogen, and other gases). The Company generally expects Utilization of Inlet Gas to be in the range of 80% - 90%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Renewable Power
Design Capacity (MW per hour)(1)	83.6	112.5	102.8	112.5
Design Capacity for the period (Millions MWh) (1)	0.25	0.25	0.73	0.73
Renewable Power produced ( Millions MWh)	0.11	0.11	0.35	0.37
Design Capacity Utilization (%) (2)	44%	44%	48%	51%

(1) Design Capacity for Renewable Power facilities is the manufacturer’s expected capacity at ISO conditions for each facility and may not reflect actual production from the projects, which depends on many variables including, but not limited to, (i) quantity and quality of the biogas, (ii) operational up-time of the facility, including dispatch and maintenance downtime and (iii) actual efficiency of the facility.

(2) Design Capacity Utilization for Renewable Power facilities is measured as Renewable Power Produced divided by Design Capacity for the period. Given (i) built-in un-utilized capacity from historical designs, (ii) availability (a function of higher maintenance requirements compared to RNG facilities) and (iii) commencement of operations of the Emerald RNG facility, which will result in low levels of dispatch for the Arbor Hills facility (which will operate on a standby basis but remain in the operating portfolio), the Company’s Design Capacity Utilization is expected to remain below 50%.
RNG Projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (5)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2) (3)	1,327,140	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	48,573	Dairy	10%	N/A
Sunoma (4)	192,350	Dairy	90%	N/A
Sub total	5,244,241

RNG Projects in Construction:
Prince William	1,725,282	LFG	100%	First quarter 2024
Hilltop (6)	255,500	Dairy	100%	Third quarter 2024
Vander Schaaf (6)	255,500	Dairy	100%	Fourth quarter 2024
Polk County	1,060,000	LFG	100%	Fourth quarter 2024
Sapphire (2)	796,284	LFG	50%	Third quarter 2024
Atlantic	331,785	LFG	50%	Mid 2025
Sub total	4,424,351

Total	9,668,592
(1) Reflects the Company’s ownership share of design capacity for projects that are not 100% owned by the Company (i.e., net of joint venture partners’ ownership). Design capacity is measured as the volume of feedstock biogas that the plant is capable of accepting at the inlet and processing and may not reflect actual production of RNG from the projects, which will depend on many variables including, but not limited to, (i) quantity and quality of the biogas, (ii) operational up-time of the facility and (iii) actual efficiency of the facility.

(2) We record our ownership interests in these projects as equity method investments in our condensed consolidated financial statements.
(3) Emerald completed commissioning and commenced operations during the third quarter of 2023.
(4) This project has provisions that will adjust or “flip” the percentage of distributions to be made to us over time, typically triggered by achievement of hurdle rates that are calculated as internal rates of return on capital invested in the project.
(5) Expected Commercial Operation Date (“COD”) for commencement of the RNG projects in construction is based on the Company’s estimate as of the date of this report. CODs are estimates and are subject to change as a result of, among other factors out of the Company’s control: (i) regulatory/permitting approval timing, (ii) disruption in supply chains and (iii) construction timing.

(6) Achievement of these commissioning dates is subject to receipt of certain permits and successful resolution of a series of change order requests from the Engineering, Procurement and Construction contractor responsible for the design and construction of the projects’ facilities, which the Company has disputed. For additional information, please see Note 17 Commitments and contingencies to the financial statements.
Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	Current RNG conversion candidate (2)

Sycamore	5.2	Yes
Lopez	3.0	—
Miramar Energy	3.2	Yes
San Marcos	1.8	—
Santa Cruz	1.6	—
San Diego - Miramar	6.5	Yes
West Covina	6.5	—
Port Charlotte	2.9	—
Taunton	3.6	—
Arbor Hills (3)	28.9	N/A
C&C	6.3	Yes
Albany	5.9	—
Concord and CMS	14.4	Yes
Pioneer	8.0	—
Prince William I (4)	1.9	Yes
Prince William II (5)	4.8	Yes
Old Dominion	8.0	Yes
Total	112.5

(1) Nameplate capacity is the manufacturer’s expected capacity at ISO conditions for each facility and may not reflect actual production from the projects, which depends on many variables including, but not limited to, (i) quantity and quality of the biogas, (ii) operational up-time of the facility and (iii) actual productivity of the facility.

(2) We have determined that some of our Renewable Power Projects are currently RNG conversion candidates. The Company identifies suitable RNG conversion candidates based on highest return of capital which is driven by certain factors including, but not limited to (i) the quantity and quality of LFG, (ii) the proximity to pipeline interconnect and (iii) the ability to enter into contracts, including site leases and gas rights agreements, with host sites. The Company may change its decision to convert a Renewable Power Project into an RNG project in the future. The Company believes disclosing renewable power conversion candidates provides visibility into the effect of those conversions on the existing Renewable Power portfolio.

(3) Although the RNG conversion is completed, it is currently contemplated that the Arbor Hills renewable power plant will continue limited operations on a stand-by, emergency basis through March of 2031.

(4) It is currently contemplated that the Prince William I renewable power plant will continue operations through approximately December 2023.

(5) It is currently contemplated that the Prince William II renewable power plant will continue operations through approximately December 2023.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2023	2022			2023	2022
Revenues:
RNG fuel	$20,088	$18,293	$1,795	10%	$37,468	$48,815	$(11,347)	(23)%
Fuel station services	37,305	35,771	1,534	4%	88,089	87,376	713	1%
Renewable Power	13,708	12,486	1,222	10%	43,543	32,623	10,920	33%
Total revenues	71,101	66,550	4,551	7%	169,100	168,814	286	—%
Operating expenses:
Cost of sales - RNG fuel	8,896	10,872	1,976	18%	24,303	27,043	2,740	10%
Cost of sales - Fuel station services	31,887	30,837	(1,050)	(3)%	79,655	74,130	(5,525)	(7)%
Cost of sales - Renewable power	11,112	7,645	(3,467)	(45)%	28,251	23,593	(4,658)	(20)%
Selling, general, and administrative	13,594	15,751	2,157	14%	41,729	34,561	(7,168)	(21)%
Depreciation, amortization, and accretion	3,739	3,380	(359)	(11)%	10,934	10,101	(833)	8%
Total expenses	69,228	68,485	(743)	1%	184,872	169,428	(15,444)	9%
Operating income (loss)	1,873	(1,935)	3,808	197%	(15,772)	(614)	(15,158)	(2469)%
Other income (expense)
Interest and financing expense, net	(2,885)	(790)	(2,095)	(265)%	(4,482)	(7,212)	2,730	38%
Loss on debt extinguishment	(953)	—	(953)	(100)%	(2,848)	—	(2,848)	(100)%
Change in fair value of derivative instruments, net	(138)	(1,908)	1,770	93%	4,955	(1,580)	6,535	414%
Other income	604	6,308	(5,704)	(90)%	123,645	6,308	117,337	1860%
Income (loss) income from equity method investments	1,726	3,694	(1,968)	(53)%	1,433	3,658	(2,225)	(61)%
Net income (loss) before provision for income taxes	227	5,369	(5,142)	(96)%	106,931	560	106,371	18995%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Net income (loss)	227	5,369	(5,142)	(96)%	106,931	560	106,371	18995%
Net (loss) income attributable to redeemable non-controlling interests	(2,104)	4,161	(6,265)	(151)%	83,123	(2,584)	85,707	3317%
Net loss attributable to non-redeemable non-controlling interests	(51)	(325)	274	84%	(531)	(824)	293	36%
Paid-in-kind preferred dividends	2,782	2,658	124	5%	8,394	5,093	3,301	65%
Net income attributable to Class A Common stockholders	(400)	(1,125)	725	64%	15,945	(1,125)	17,070	1,517%

Revenues
The following table shows revenues earned by product for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
RNG Fuel
Brown gas sales	972	4,251	(3,279)	3,403	9,390	(5,987)
Environmental Attributes (1)	19,116	14,042	5,074	34,065	39,425	(5,360)
Total RNG Fuel	20,088	18,293	1,795	37,468	48,815	(11,347)
Fuel Station Services
OPAL owned stations	4,895	7,014	(2,119)	13,421	13,099	322
RNG marketing	11,956	5,710	6,246	21,728	19,005	2,723
Third party station service and maintenance	5,270	4,835	435	15,489	14,196	1,293
Construction	15,184	18,212	(3,028)	37,451	41,076	(3,625)
Total Fuel Station Services	37,305	35,771	1,534	88,089	87,376	713
Renewable Power
Electricity sales	9,170	10,943	(1,773)	27,760	30,095	(2,335)
Environmental Attributes (2)	4,538	1,543	2,995	15,783	2,528	13,255
Total Renewable Power	13,708	12,486	1,222	43,543	32,623	10,920

Total Revenues	71,101	66,550	4,551	169,100	168,814	286
(1) Revenues from Environmental Attributes in RNG Fuel segment relate to revenues earned from sales of RINs and LCFSs.
(2) Revenues from Environmental Attributes in Renewable Power segment include revenues earned from sales of ISCC carbon sales and RECs.
RNG Fuel
Revenue from RNG Fuel increased by $1.8 million, or 10% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to an increase of $5.1 million from the sale of Environmental Attributes consisting of a $0.3 million increase from the sale of 5,192 LCFS credits in the current quarter. There were no LCFS credit sales in 2022. There was a net increase of $4.8 million from the sale of an additional 2.0 million RINs offset by lower pricing in the current quarter compared to the third quarter of 2022. This was offset by a decrease in revenues of $3.3 million from the sale of brown gas due to lower commodity pricing.
Revenue from RNG Fuel decreased by $11.3 million, or 23%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease is primarily due to a decrease of $5.4 million from sale of environmental credits ($1.4 million volume variance from sale of 0.4 million less RINs sold in 2023 compared to 2022 and decrease of $4.0 million from price variance as a result of decrease of RIN pricing year over year). There was a decrease of $6.0 million from brown gas sales due to lower pricing year over year.
Fuel Station Services
Revenue from Fuel Station Services increased by $1.5 million, or 4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to increase of $6.2 million in RNG marketing revenues out of which $3.5 million is from volume variance from delivering 1.2 million additional RINs, $2.5 million increase in RIN minting services offset by negative pricing variance of $0.4 million representing a decrease of $0.32 per RIN and $0.5 million increase in service revenues. There was a decrease of $2.1 million from brown gas sales at OPAL owned station due to lower pricing year over year and a decrease of $2.8 million in construction revenues due to timing of recognition of revenues in construction projects.
Revenue from Fuel Station Services increased by $0.7 million, or 1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily attributable to $1.3 million increase in service revenues due to nine new service and ownership sites, $2.7 million increase in RNG marketing revenues from RIN and LCFS generation revenues from new supply contracts and release of stored gas, $0.3 million increase in brown gas sales at OPAL owned stations due to higher volumes from six new ownership sites offset by decrease of $3.4 million construction revenues due to timing of construction projects.

Renewable Power
Revenue from Renewable Power increased by $1.2 million, or 10%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to increase of $3.0 million from the sale of ISCC Carbon Credits and REC sales offset by loss of revenues of $1.2 million from the planned shutdown of one Renewable Power facility in September 2022 and $0.6 million from another Renewable Power facility as it converted to an RNG facility.
Revenue from Renewable Power increased by $10.9 million, or 33%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was attributable primarily to increase of $13.2 million from ISCC Carbon Credit sales and REC sales offset by decrease of $2.3 million from the planned shutdown of one of the Renewable Power facility.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel decreased by $2.0 million, or 18%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to the decrease of $0.6 million in start-up costs in New River as the facility came online in second quarter of 2022 and decrease in royalty expenses from lower RIN pricing.
Cost of sales from RNG Fuel decreased by $2.7 million, or 10%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily due to a decrease in royalty expenses from lower RIN pricing, lower development costs from deconsolidation of Emerald and Sapphire and lower dispensing fees.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $1.1 million, or 3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to $2.5 million increase in cost of goods sold for third party inventory of environmental credits, $3.0 million increase in rebates and dispensing fees for environmental credits, offset by a $1.9 million decrease in brown gas pricing, $2.8 million decrease in construction costs in line with the decrease in construction revenues.
Cost of sales from Fuel Station Services increased by $5.5 million, or 7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was attributable primarily to a $6.7 million increase in dispensing and cost of goods sold on third party inventory of environmental credits, a $2.2 million increase in service costs for new sites offset by decrease of $2.7 million in construction costs and a $0.9 million decrease in brown gas costs from lower commodity pricing.
Renewable Power
Cost of sales from Renewable Power increased by $3.5 million, or 45%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to a $1.3 million termination payment made on a power purchase agreement at one our Renewable Power facilities and $1.2 million of expenses related to a facility which was converted to an RNG project.
Cost of sales from Renewable Power increased by $4.7 million, or 20%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily due to a $1.3 million termination payment made on a power purchase agreement at one our Renewable Power facilities, $1.7 million increase in major maintenance expense, $1.4 million increase in royalty expense related to ISCC Carbon Credits and $1.2 million of expenses related to a facility which was converted to an RNG project offset by savings from planned shut down of one of our Renewable Power facilities.

Selling, general, and administrative
Selling, general, and administrative expenses decreased by a total of $2.2 million, or 14%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to higher insurance cost of $5.0 million in the third quarter of 2022 on directors and officers tail policy offset by increase in stock-based compensation expense of $1.5 million, $0.6 million increase in legal and third party fees related to debt extinguishment and $0.7 million increase in compensation costs year over year.
Selling, general, and administrative expenses increased by a total of $7.2 million, or 21%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily due to an increase in costs from compensation and benefits by $5.0 million, $0.6 million increase in legal and third party fees related to debt extinguishment, $1.1 million increase in legal fees and stock-based compensation expense of $4.1 million offset by savings in insurance expense on directors and officers tail policy of $3.1 million and $0.7 million savings in audit fees.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion marginally increased by a total of $0.4 million, or 11%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Depreciation, amortization, and accretion increased by a total of $0.8 million, or 8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily due to increase in depreciation expense in OPAL Fuel Station Services segment due to increase in owned stations and $0.3 million increase as New River came online in second quarter of 2022.
Interest and financing expense, net
Interest and financing expenses, net increased by $2.1 million, or 265%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to $2.7 million of negative mark to market change recorded in the third quarter of 2022 on Convertible Note Payable when 50% of it was converted to equity upon closing of the Business Combination and the 10% premium on the remaining outstanding balance expired. This was offset by savings of $1.1 million on the Senior Secured Credit Facility as the debt was fully repaid in first quarter of 2023 and there was an increase in interest expense on the OPAL Term Loan of $0.5 million as interest rates as well as the outstanding debt increased year over year.
Interest and financing expenses, net decreased by $2.7 million, or 38%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily due to savings of $2.3 million on the Senior Secured Credit Facility as the loan was fully repaid in the first quarter of 2023, $1.4 million savings on the OPAL Term Loan due to capitalized interest offset by increase in interest rates and debt outstanding year over year, an increase in interest income of $0.9 million offset by increase of $1.7 million in the interest expense of Convertible Note Payable as there was a negative mark to market change in the comparable quarter in the prior year.
Loss on debt extinguishment
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under OPAL Term Loan II. The joint venture partner of Paragon reimbursed the Company $0.8 million as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of $1.9 million as loss on debt extinguishment in its condensed consolidated statement of operations for the three and nine months ended September 30, 2023. Additionally, the Company completed a debt restructuring of the OPAL Term Loan in third quarter of 2023 which was accounted for as a debt modification and the Company recorded a loss on debt extinguishment of $0.9 million.
There was no loss on debt extinguishment for the three and nine months ended September 30, 2022.
Change in fair value of derivatives, net
Change in fair value of derivatives, net decreased by $1.8 million, or 93%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily because there were public and private warrants and put options outstanding as of September 30, 2022. However, the warrants were exchanged in the fourth quarter of 2022 and the put option expired in January 2023. The change in fair value for current quarter includes only earnout liabilities.

Change in fair value of derivatives, net increased by $6.5 million, or 414%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. In 2023, the change in fair value of derivative instruments represents mark to market change on earnout liabilities which decreased in value. In 2022, the Company had additional derivative instruments including public and private warrants, put options and interest rate swaps on the Senior Secured Credit Facility.
Other income
Other income decreased by $5.7 million, or (90)%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This is primarily due to $4.3 million gain recorded on extinguishment of contingent liability and $1.9 million gain on repayment of a note receivable recorded in third quarter of 2022. The other income in the current quarter represents gain on transfer of RINs as consideration for services rendered in our OPAL Fuel Station Services segment.
Other income increased by $117.3 million or 1860%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily attributable to $122.9 million gain recorded on deconsolidation of VIEs offset by $6.3 million gain on extinguishment of a contingent liability and repayment of note receivable recorded prior year.
Income (loss) from equity method investments
Net income attributable to equity method investments decreased by $2.0 million, or 53%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was attributable to a $3.2 million gain on settlement of commodity swap contracts as our portion from GREP in the prior year quarter.
Net loss attributable to equity method investments decreased by $2.2 million or 61% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This is primarily because we recorded $3.2 million gain on settlement of commodity swap contracts as our portion from GREP in the third quarter of 2022 and increase in net income from Pine Bend and Noble Road offset by the amortization of basis differences of $1.6 million in 2023.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests decreased by $6.3 million or 151%. The net income for the three months ended September 30, 2023 and 2022 reflects the portion of earnings belonging to OPAL Fuels equity holders.
Net income attributable to redeemable non-controlling interests increased by $85.7 million or 3317% and reflects the portion of earnings belonging to OPAL Fuels equity holders.
Net loss attributable to non-redeemable non-controlling interests
Net loss attributable to non-redeemable non-controlling interests for the three months ended September 30, 2023 decreased compared to three months ended September 30, 2022. This reflects the joint venture partners' loss in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the three months ended September 30, 2023 were Sunoma and Central Valley and in 2022 we had Emerald, Sapphire, Sunoma and Central Valley.
Net loss attributable to non-redeemable non-controlling interests for the nine months ended September 30, 2023 decreased marginally compared to nine months ended September 30, 2022. This reflects the joint venture partners' loss in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the nine months ended September 30, 2023 were Sunoma, Central Valley and five months of Emerald and Sapphire and in 2022, we had Emerald, Sapphire, Sunoma and Central Valley.
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

Redeemable preferred non-controlling interests carry an interest of 8% dividend payable quarterly either in cash or paid-in-kind for the first eight quarters at the option of the Company. The Company recorded the dividends payable of $2.8 million and $8.4 million for the three and nine months ended September 30, 2023, respectively. The Company recorded the dividends payable of $2.7 million and $5.1 million for the three and nine months ended September 30, 2022, respectively as to be paid-in-kind.
During the third quarter of 2023, the Company repaid $16.5 million of paid-in-kind preferred dividends and as of September 30, 2023, the principal amount of $130.0 million of Redeemable preferred non-controlling interests is outstanding.

Liquidity and Capital Resources
Liquidity
As of September 30, 2023, our liquidity consisted of cash and cash equivalents including restricted cash of $21.6 million and $18.0 million of short term investments. Additionally, we have availability of $285.9 million under the delayed draw term loan and $41.0 million under the revolver facility under the OPAL Term Loan.
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
As of September 30, 2023, we had total indebtedness excluding deferred financing costs of $187.1 million in principal amount which primarily consists of $164.1 million under the OPAL Term Loan and $23.0 million under Sunoma Loan.
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
Cash Flows
The following table presents the Company's cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in) from operating activities	$4,827	$(22,004)
Net cash used in investing activities	(44,918)	(219,215)
Net cash (used in) provided by from financing activities	(15,542)	270,525
Net (decrease) increase in cash, restricted cash, and cash equivalents	$(55,633)	$29,306
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $4.8 million, an increase of $26.8 million compared to net cash used in operations of $22.0 million for the nine months ended September 30, 2022.

The increase in cash provided by operating activities was attributable to an increase in net income and positive working capital changes primarily from decrease in accounts receivable, related party.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $44.9 million, a decrease of $174.3 million compared to the $219.2 million used in investing activities for the nine months ended September 30, 2022. This was primarily due to a decrease in cash invested in short term investments of $193.8 million, deconsolidation of VIEs net cash of $11.9 million and an increase in distribution from equity method investment of $11.2 million offset by an increase in payments made for the construction of various RNG generation and dispensing facilities of $7.0 million and the repayment of Note receivable of $10.8 million in the third quarter of 2022.
Net Cash Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $15.5 million, a decrease of $286.1 million compared to the $270.5 million provided from financing activities for the nine months ended September 30, 2022. This was primarily due to a decrease of $138.9 million from closing of Business Combination and $100.0 million decrease from proceeds from issuance of Redeemable Preferred Units to NextEra in the prior year, repayments of $19.1 million of Senior Secured Facility, the repurchase of $16.4 million of shares of our Class A common stock in connection with the exercise of the put option and decrease of $10.4 million proceeds from non-redeemable non-controlling interests.
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
As of September 30, 2023, we anticipate spending approximately $179.3 million in capital expenditures for the next 12 months for projects and fuel stations currently under construction and our share of contributions in our equity method investment projects. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer (our co-principal executive officers and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of September 30, 2023, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the period covered by this report based on the material weakness in our internal control over financial reporting described below.

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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this report, and for the three and nine months ended September 30, 2023 and 2022, are fairly presented, in all material respects, in accordance with GAAP.

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

Remediation Plans

We continue to take steps to remediate the identified material weaknesses and will take such necessary steps until such remediation is complete. These steps included the following:

a) Hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge to identify and review accounting conclusions on all complex technical accounting matters that impact our financial statements. We obtain assistance from third party resources on as needed basis.

b) Designing and implementing new controls for capturing and identifying significant and unusual transactions in a timely manner.

c) Designing and implementing new controls to strengthen the internal review processes for accounting of significant and unusual transactions.

d) Designing and implementing new controls by creating new or enhancing existing reconciliation templates for balance sheet accounts including accrued construction in progress, accrued dispensing payables and inter company eliminations.

e) Creating a robust account reconciliation review process by enhancing the review procedures performed to validate the accuracy of the account balances.

f) Implementing general information technology controls over our financial reporting system by disabling the functionality for the same employee to prepare and post journal entries.

g) Designing and implementing new controls over revenue accounting and application of ASC 606. An inventory of all revenue contracts and corresponding accounting treatment as per ASC 606 has been prepared and periodic training to all accounting personnel is being performed. Implemented detailed account reconciliation template to validate accurate reporting of revenue accounts for environmental credit monetization services and gain on transfer of RINs and LCFSs between Fuel Station Services and equity method investments.

h) Performing a quarterly review of all contracts entered into by the Company and assessing ASC 606 impact and confirming that the revenue has been recorded correctly in the reporting periods.

i) Reporting regularly to the Company's Audit Committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

The above stated controls have been implemented during the first three quarters of 2023. As we work to improve our internal control environment over financial reporting, we may modify our remediation plan and implement additional controls as we continue to enhance our financial reporting controls. The material weaknesses will not be considered remediated until the remediated controls have been operating effectively for sufficient time and evaluated through testing of operating effectiveness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2*	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022)
10.1†#*
Third Amended and Restated Gas Sale and Purchase Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.2†#*
Landfill Gas Purchase and Sale Agreement, dated August 28, 2023 with Waste Management of California, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2023)

10.3†#*
Lease Agreement, dated August 28, 2023 with Waste Management of California, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2023)

10.4†#*
Landfill Gas Purchase and Sale Agreement, dated August 28, 2023 with Guadalupe Rubbish Disposal Co., Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2023)

10.5†#
Lease Agreement, dated August 28, 2023 with Guadalupe Rubbish Disposal Co., Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2023)

10.6*
Credit Agreement, dated September 1, 2023, by and among Intermediate HoldCo as Borrower, the guarantors, the lenders party thereto, Bank of America, N.A. as the administration agent, and Apterra Infrastructure Capital LLC, Barclays Bank PLC, BofA Securities, Inc., Celtic Bank Corporation, JP Morgan Chase Bank, N.A. and Investec Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2023)

10.7*
Pledge Agreement, dated September 1, 2023, by OPAL Fuels Parent Holdco 3 LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2023)

10.8*
Security Agreement, dated September 1, 2023, by OPAL Fuels Intermediate HoldCo LLC and the other grantors listed on the signature pages thereto in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2023)

10.9*
Note (Term), dated September 1, 2023, between OPAL Fuels Intermediate HoldCo LLC and BankUnited, N.A. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2023)

10.10*
Note (Revolving), dated September 1, 2023, between OPAL Fuels Intermediate HoldCo LLC and BankUnited, N.A. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2023)

10.11*	Agreement, dated September 14, 2023, by and among OPAL L2G and SJI (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.12#	Base Contract for Sale and Purchase of Natural Gas (San Diego), dated September 15, 2023
10.13#	Base Contract for Sale and Purchase of Natural Gas (Richmond), dated September 15, 2023
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

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Previously filed.
**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Certain of the schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
#	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2023

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Ann Anthony
Name:	Ann Anthony
Title:	Chief Financial Officer