Form 10-K
period 2023-12-31
OPAL Fuels Inc.
filed 2024-03-15
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $159,858,572 based on the closing price of the registrant's Class A ordinary shares on The Nasdaq Capital Market on that date.

As of March 13, 2024, a total of 28,082,832 shares of Class A common stock, par value $0.0001 per share, 71,500,000 shares of Class B common stock, par value $0.0001 per share and 72,899,037 shares of Class D common stock, par value $0.0001 per share were issued and outstanding.

2

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “OPAL Fuels,” “OPAL,” the “Company” and similar terms all refer to OPAL Fuels Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires.

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

3

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
•Our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;

•our success in retaining or recruiting, our principal officers, key employees or directors;

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

•factors associated with companies, such as us, that are engaged in the production and integration of RNG, including (i) anticipated trends, growth rates and challenges in those businesses and in the markets in which they operate (ii) contractual arrangements with, and the cooperation of, landfill and livestock biogas conversion project site owners and operators, on which we operate our LFG and livestock waste projects that generate electricity and (iii) RNG prices for Environmental Attributes, LCFS credits and other incentives;

•the ability to identify, acquire, develop and operate renewable projects and fueling stations ("Fueling Stations");

•our ability to issue equity or equity-linked securities or obtain or amend debt financing;

•the demand for renewable energy not being sustained;

•impacts of climate change, changing weather patterns and conditions and natural disasters;

•the effect of legal, tax and regulatory changes; and

•other factors detailed under the section entitled “Risk Factors.”
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

PART 1

ITEM 1. BUSINESS

OPAL Fuels Inc. (including its subsidiaries, the “Company”, “OPAL”, “we,” “us” or “our”) is a vertically integrated leader in the capture and conversion of biogas into low carbon intensity renewable natural gas (RNG) and Renewable Power. OPAL Fuels is also a leader in the marketing and distribution of RNG to heavy duty trucking and other hard to de-carbonize industrial sectors. RNG is chemically identical to the natural gas used for cooking, heating homes and fueling natural gas engines, with one significant difference: RNG is produced by recycling harmful methane emissions created by decaying organic waste as opposed to natural gas which is a fossil fuel pumped from the ground. We have participated in the biogas-to-energy industry for over 20 years.

Biogas is generated by microbes as they break down organic matter in the absence of oxygen. Biogas is comprised of non-fossil waste gas, with high concentrations of methane, which is the primary component of RNG and the source for combustion utilized by Renewable Power plants to generate electricity. Biogas can be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and injected into existing natural gas pipelines as it is fully interchangeable with fossil fuel-based natural gas. Partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. Our principal sources of biogas are (i) landfill gas, which is produced by the decomposition of organic waste at landfills, and (ii) dairy manure, which is processed through anaerobic digesters to produce the biogas.

We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. We have participated in the alternative vehicle fuels industry for approximately 13 years and have established an expanding network of Fueling Stations for dispensing RNG. In addition, we have recently begun implementing design, development, and construction services for hydrogen fueling stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.

Recent Developments

Investment Tax Credits

On November 17, 2023, the U.S. Department of Treasury (the, "Treasury") and the U.S. Internal Revenue Service (the, "IRS") proposed regulations regarding Investment Tax Credits ("ITCs") on renewable energy projects where the IRS specified certain types of RNG equipment are ineligible for ITCs which could negatively impact the profitability of our RNG business and our ability to finance our RNG projects. On February 16, 2024, the Treasury and the IRS released a correction to the proposed regulations clarifying that certain of such equipment may be eligible for ITCs. These regulations are merely proposed, and Treasury and the IRS are collecting and reviewing comments received regarding the proposed regulations. The proposed regulations also contain provisions that we believe create uncertainty relating to the ownership, installation or modification of equipment and property on which ITCs can be claimed. If the final regulations are enacted in a form that limits, in whole or in part, the amount of ITCs for certain of our construction costs, this would reduce the amount of ITCs available and thus could have a material adverse effect on our operations and our business.

ATM Program

On November 17, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with each of B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each, an “Agent,” and collectively, the “Agents”) pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $75 million from time to time through the Agents.

The issuance and sale of Class A common stock under the Sales Agreement are effected pursuant to the registration statement on Form S-3 (File No. 333-273584) that we filed with the United States Securities and Exchange Commission (the “SEC”) on August 1, 2023 as amended on August 11, 2023, and declared effective by the SEC on September 6, 2023, together with a related prospectus supplement. Sales of our Class A common stock through the Agents may be made by any method that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We will pay each Agent, upon the sale by such Agent of Class A common stock pursuant to the Sales Agreement, an amount equal to up to 3.0% of the gross proceeds of each such sale of Class A common stock.

From the date of execution of the Sales Agreement through December 31, 2023, we issued and sold 90,103 shares of Class A common stock for total proceeds, net of commissions and related costs of $0.4 million.

Asset Sale and Purchase Agreement
On October 20, 2023, our wholly-owned subsidiary entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL"). The subsidiary is currently constructing a production facility at the Prince William County landfill located in Manassas, Virginia, to process landfill gas into RNG. The Agreement obligates the subsidiary to develop, plan and permit a gas pipeline extension and associated interconnection facilities (the “Pipeline Project”) to deliver RNG from the facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Pipeline Project from the subsidiary after its final completion at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date is on or prior to October 20, 2024. As of December 31, 2023, we have recorded capital expenditure of $1.8 million which is included in its Property, Plant and Equipment on our consolidated balance sheet.

Class D Common Stock Exchange

On March 12, 2024, Fortistar, through its subsidiary OPAL Holdco, converted 71,500,000 shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock, each of which is entitled to one vote per share on such matters. The share conversion had no effect on the economic interest in the Company held by Fortistar or OPAL Holdco. Fortistar converted such shares in order that the Company’s Class A common stock would become eligible for inclusion in certain stock market indices, on which many broad-based mutual funds and exchange-traded index funds are based. There can be no assurance that the Company’s Class A common stock will be included in any stock market index as a result of the share conversion, or that if the Company’s Class A common stock is included in any such index, that the price per share of the Company’s Class A common stock will be positively affected.

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

•Expanding our industry position as a full-service partner for development opportunities, including through strategic transactions: Throughout our over 20-years of biogas conversion experience, we have developed the full range of biogas conversion project related capabilities from landfill gas collection system expertise, to engineering, construction, management and operations, through EHS oversight and Environmental Attributes management. Our full suite of capabilities allows us to serve as a multi-project partner, including through strategic transactions.

•Expanding our capabilities to new feedstock sources and technologies: We believe we will be able to enter new markets for our products. With our experience and industry expertise, we believe we are well-positioned to take advantage of opportunities to meet the clean energy needs of other industries looking to use renewable energy in their operations both domestic and internationally. We are actively reviewing opportunities beyond our core LFG and dairy RNG business. Specifically, we intend to diversify our project portfolio beyond landfill biogas through the expansion into additional methane producing assets.

•Empowering our customers to achieve their sustainability and carbon reduction objectives: We are well positioned to empower our customers to achieve their sustainability and carbon reduction goals, by, for example, reducing GHG emissions from their commercial transportation activities, at a cost to customers that is competitive to other fuels like diesel. We also assist our customers in their transition to cleaner transportation fuels by helping them obtain federal, state and local tax credits, grants and incentives, vehicle financing, and facilitating customer selection of vehicle specifications to meet their needs.

Vertical Integration of Business

Our combination of Biogas Conversion Projects and Fueling Stations, together with our dispensing, generation, and monetization of associated Environmental Attributes, differentiates us from our principal competitors. This vertical integration allows for a direct pathway to qualify biogas for Environmental Attributes and offers an attractive network of Fueling Stations to heavy and medium-duty trucking fleets running on natural gas.

Our involvement across the RNG value chain, from production to dispensing of RNG, gives us the opportunity to avoid value leakage that competitors may incur by having to rely upon third-parties for either RNG supply or dispensing. The additional value captured benefits us by allowing us to offer better terms to our transportation customers. The increasing adoption of RNG as a fuel for transportation use amongst our customers subsequently gives us more opportunities to secure additional gas rights for Biogas Conversion Projects.

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

Management and Project Expertise

Our management team has decades of combined experience in the design, development, construction, maintenance, and operation of Biogas Conversion Projects and Fueling Stations that dispense RNG, as well as the monetization of associated Environmental Attributes. We believe our team’s proven track record and focus give us a strategic advantage in continuing to grow our business. Our diverse experience and integration of key technical, environmental, and administrative support functions underpin our ability to design and operate projects and execute their day-to-day activities.

Our experience and existing project portfolio have provided access to a wide spectrum of available biogas-to-RNG and biogas-to-Renewable Power conversion technologies. We are technology agnostic and base project design on the available technologies (and related equipment) most suitable for the specific application, including membranes, media, and solvent-based gas cleanup technologies. We are actively engaged in the management of each project site and regularly serve in engineering, construction management, and commissioning roles. This allows us to develop a comprehensive understanding of the operational performance of each technology and how to optimize application of the technology to specific projects, including through enhancements and improvements of operating or abandoned projects. At LFG-to-RNG projects, technologies deployed at each project are relatively consistent and mature and management has extensive experience with such technologies. At livestock waste-to-RNG projects, digester technologies may be different from site to site, but upgrading technology is generally consistent from site to site and they have both been widely used in the past several decades. Additionally, we also work with key vendors on initiatives to develop and test upgrades to existing technologies. We apply our experience and knowledge to identify new sources of biogas.

We also have a network of experienced and creditworthy EPC contractors to perform design, development, procurement and construction services under our supervision. Typically, our contracts for EPC services contain fixed price, date certain provisions and liquidated damages provisions, which greatly reduce the risks typically associated with construction projects. We also work with key vendors on initiatives to develop and test upgrades to existing technologies.

Access to Development Opportunities

We have many relationships throughout the industry supply chain including technology and equipment providers, feedstock owners and RNG off-takers. We believe the strong reputation we have attained and our understanding of the various and complex requirements for generating and monetizing Environmental Attributes gives us a competitive advantage relative to new market entrants. We further benefit from our vertical integration by offering dispensing and monetization services to third-party developers, which can lead to project acquisition or partnership opportunities for us.

We leverage our relationships built over the past several decades to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with landfill owners and dairy developers who value our long operating history and strong reputation in the biogas conversion industry. This includes new projects and referrals from existing partners. We actively seek to extend the term of our contracts at project sites and views our positive relationships with the owners and managers of host landfills and dairy farms as a contributing factor to our ability to extend contract terms as they come due.

Large and Diverse Project Portfolio

We have a large, technologically optimized Biogas Conversion Project portfolio. Our ability to solve complex project development challenges and integrate such solutions across our entire project portfolio has supported the long-term successful partnerships we have with our Biogas Conversion Project hosts. Because we are able to meet the varying needs of our host partners, we have a strong reputation and are actively sought out for new project and acquisition opportunities. Additionally, our size and financial discipline generally affords the ability to achieve priority service and pricing from contractors, service providers, and equipment suppliers.

EHS and Compliance

Our executive team places the highest priority on the health and safety of our staff and third parties at our project sites, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of our host landfills, which reflects favorably on us with potential hosts when choosing a counterparty. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performance of regular EHS audits and the use of technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure our commitment to high EHS standards is shared by our subcontractors which provides further assurances to our host landfills.

Nature of Business

Capture and Conversion Business

We typically secure our Biogas Conversion Projects through a combination of long-term gas rights, manure supply agreements, and property lease agreements with biogas site hosts. Our Biogas Conversion Projects provide our landfill and dairy farm partners with a variety of benefits, including (i) a means to monetize biogas from their sites, (ii) regulatory compliance for landfills, (iii) a source of environmentally beneficial waste management practices for dairy farms and (iv) a valuable revenue stream. Once we have negotiated gas rights or manure supply agreements, we then design, develop, build, own and operate facilities that convert the biogas into RNG or uses the processed biogas to produce Renewable Power. We sell the RNG produced by the Biogas Conversion Projects through RNG marketing and dispensing agreements and generate associated Environmental Attributes. These Environmental Attributes are then sold to obligated parties as defined under the RFS promulgated by the U.S. federal government and Low Carbon Fuel Standard Programs established by several states. We also sell Renewable Power to public utilities through power purchase agreements.

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

We differentiate ourselves from our competitors based on our vertically integrated business model and long history of working with leading vendors, technologies and utilities. Our competitive advantage is further strengthened by our expertise in designing, developing, constructing and operating Biogas Conversion Projects and Fueling Stations.

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

During 2023, we dispensed 35.3 million gasoline gallon equivalent ("GGEs") of RNG to the transportation market, generating corresponding Environmental Attributes, utilizing our current network of Fueling Stations across the United States.

Hydrogen Fuel

In the coming years, we believe we will be able to provide hydrogen fuel to vehicle fleets by constructing and servicing hydrogen fueling stations as well as providing RNG for hydrogen production.

How We Generate Revenue

Overview. Our revenues are driven principally from the sale of Environmental Attributes that are generated from dispensing RNG as transportation fuel for heavy and medium-duty trucking fleets at Fueling Stations. In addition, we generate revenue from (i) the sale of Renewable Power, (ii) design, development, construction and service of Fueling Stations, and (iii) sales of RNG produced by OPAL and third parties as pipeline quality natural gas.

Environmental Attributes. Currently, our Environmental Attributes revenue stream is primarily comprised of RINs, LCFS credits, ISCC Carbon Credits and RECs. If RNG is dispensed into vehicles as transportation fuel, RINs will be generated under the RFS program. In certain states, there are LCFS programs, which allow a credit to be generated based on a fuel’s carbon intensity score. If RNG is used to produce hydrogen which is consumed in the transportation market in a state where an LCFS program is available, an LCFS credit may be generated as well. Lastly, LFG-to-Renewable Power projects can create Environmental Attributes, in the form of a REC, in certain states and can be bundled with electricity off-take or monetized separately. See "Biogas RNG Market Opportunity".

Power Purchase Agreements. Our Renewable Power projects have associated Power Purchase Agreements (“PPAs”) with creditworthy utility off-takers or municipalities. Nearly all of our Renewable Power off-takers have investment grade credit ratings with either S&P or Moody’s. As discussed above, we also generate RECs from Renewable Power projects through the conversion of biogas to Renewable Power.

Fueling Station Construction and Services. We have significant experience in the engineering, design, construction and operation of Fueling Stations that dispense RNG. We use a combination of custom designed and off-the-shelf equipment to build these stations. We also perform in-house manufacturing and modularized portable CNG compressor packages for smaller dispensing stations, utilizing our patented technology that allows faster and easier station installations. These portable packages can include defueling panels that allow smaller fleet owners to avoid expensive maintenance shop upgrades. In addition, we also generate revenues by providing operations and maintenance services for customer stations; and by helping our customers obtain federal, state and local tax credits, grants and incentives.

Biogas Conversion Projects

Typically, a Biogas Conversion Project includes two phases: (i) biogas collection, and (ii) processing and purifying biogas.

At landfills, biogas collection systems can be configured as vertical wells and horizontal collectors. The most common method is drilling vertical wells into the waste mass and connecting the wellheads to lateral piping that transports the gas to a collection header using a blower or vacuum induction system. Collection system operators “tune” or adjust the wellfield to maximize the volume and quality of biogas collected while maintaining environmental compliance. The existing compliance structure for landfills in the United States benefits us because the EPA requires larger landfills to have collection systems in place to collect and destroy biogas emissions. We turn this compliance cost into a revenue stream for the landfill and are able to leverage existing collection infrastructure in biogas plant design.

A basic biogas processing plant includes: (i) a moisture removal system, (ii) blowers to provide a vacuum to “pull” the gas and pressure to convey the gas and (iii) a flare for destroying unutilized gas. System operators monitor parameters to maximize system efficiency. Using biogas in a Renewable Power facility usually requires some treatment of the landfill gas to remove excess moisture, particulates, and other impurities. The type and extent of treatment depends on site-specific biogas characteristics and the type of Renewable Power facility. This partially cleaned biogas can be burned on-site to generate Renewable Power which can be immediately used or deployed into the grid. To further upgrade the gas to pipeline quality RNG, the partially treated biogas then goes through a process that separates CO2 from the methane molecules. Further treatment of the biogas is often required to remove residual nitrogen and/or oxygen to meet pipeline specifications.

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

Biogas RNG Market Opportunity

Biogas can be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and can be injected into existing natural gas pipelines because it is fully interchangeable with fossil fuel-based natural gas. Partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. Our current primary sources of biogas are landfills and dairy farms.

Landfill and livestock-sourced biogas serve as the base to produce RNG, while also reducing GHG emissions. While landfill projects for RNG and Renewable Power have been developed over the past few decades, undeveloped landfills remain a significant source of biogas. Moreover, as technology continues to develop and economic incentives grow, we believe additional sources of biogas will become available for RNG production.

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

To capitalize on this feedstock opportunity, and to help landfill owners meet growing regulatory requirements for curbing GHG emissions, we enter into long-term gas rights and site lease agreements with landfill owners. The agreement terms are typically at least 20-years. In most cases, the agreements contain renewal provisions. With respect to all of our existing or proposed LFG-to-RNG Biogas Conversion Projects currently in operation or under construction (a total of 14 projects), all but one relates to landfills that are currently open and accepting more waste, which we believe provides a high degree of visibility into the long-term volumes of RNG capable of being generated at each of these projects.

Using proven biogas purification technology, biogas can be processed onsite to remove impurities, and used at around 50% methane to generate Renewable Power. Biogas can be further processed and upgraded to remove CO2 as well as remaining contaminants to increase the methane content and reach pipeline quality specifications, creating RNG. The resulting RNG can be used for all purposes suitable for traditional fossil fuel-based natural gas such as vehicle fuel (e.g., for consumer, industrial and transportation uses, or further converted to renewable hydrogen). RNG can be transported using existing natural gas pipeline infrastructure or through tube trailers. This is an important factor that enables OPAL to design, develop and operate RNG projects to generate value from production of RNG and the associated Environmental Attributes (i.e., RINs and LCFS credits) throughout the United States and exported to international markets.

Overview of Livestock Sources

Livestock are the top agricultural source of GHG worldwide, according to the EPA. Livestock waste, particularly from dairies, produces methane which can be converted to RNG. After being converted to RNG, it can be sold as RNG for consumer, industrial and transportation uses, or further converted to renewable hydrogen. When RNG is produced from livestock waste and used as a vehicle fuel, it effectively reduces emissions from the transportation fleets and also from the livestock facilities that otherwise do not have to collect such methane and is often considered carbon negative. Additionally, revenues generated from dispensing RNG produced from livestock farms can be significantly higher than dispensing revenue from RNG produced from landfills due to state-level low-carbon fuel incentives for these projects.

We view dairy farms as a significant opportunity for us to expand our RNG business. Processing biogas from dairy farms requires similar expertise and capabilities as processing biogas from landfills.

The presence of our digester benefits dairy farmers in a number of ways, creating a mutually beneficial relationship. We assist in managing the waste for the dairy farmer, which they would otherwise have to manage. Additionally, processing this waste in a digester is environmentally friendly by reducing GHG emissions. Finally, a byproduct of the production process can be returned to farmers for use as bedding, alleviating the need to purchase other materials for bedding for the cows and/or adding a revenue stream for the dairy farmer when sold to third parties.

Highly Fragmented Market

The LFG market is heavily fragmented, which we believe represents an opportunity for companies like us to find project opportunities. The top players in the industry account for the majority of installed LFG capacity. This market dynamic creates the opportunity for consolidation by well capitalized, experienced market participants such as OPAL.

While LFG has accounted for most of the growth in Biogas Conversion Projects to date, we believe additional economically viable LFG project opportunities exist. According to the EPA LMOP project database, as of July 2023, there were 532 LFG projects in operation in the United States, including 359 operating LFG-to-electricity projects that may be converted to produce RNG as well as 470 additional candidate landfills. Based on EPA data, these 470 candidate landfills have the potential to collect a combined 342.9 million standard cubic feet of LFG per day. Based on our industry experience, technical knowledge and analysis we believe many of these sites are potentially economically viable for RNG project acquisitions.

Well-Established Regulatory Framework

RINs are credits used by Obligated Parties for regulatory compliance as part of the RFS program. The RFS program is a federal law introduced in 2005 and updated in 2007 to incorporate renewable content into various transportation fuels. Through the RFS program, RINs can be sold to counterparties in order for them to meet their renewable standard requirements. RNG from landfills and livestock waste, among other sources, qualifies as a cellulosic biofuel with a 60% GHG reduction requirement (“D3”) RIN, which is currently the highest priced RIN and commands a premium compared to non-cellulosic renewable fuels such as ethanol and renewable diesel.

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

LCFS programs are state-level market-based programs designed to decrease CI and GHG emissions from the transportation sector. Currently, California and Oregon have established LCFS programs. Additionally, multiple jurisdictions are considering implementation of LCFS programs; for example Canada has proposed programs and Washington state’s program began in 2023.

LCFS programs are attractive because LCFS credits can be additive to RINs. In California, the most established program, the LCFS program is administered by CARB, which sets annual CI standards. Fuel producers in the transportation fuel pool that have lower CI scores than the target established by CARB generate LCFS credits, and those with higher CI scores than the annual standard will generate deficits. A fuel producer with deficits must have enough LCFS credits through either generation or acquisitions to be in annual compliance with the annual standard. We are poised to take advantage of these LCFS programs because RNG from dairies has very low or negative CI, and therefore generates valuable credits in states with LCFS programs.

Currently, it is estimated that RNG production in the United States can only cover about 1.5% of the U.S. heavy and medium-duty vehicles fuel market. RNG production is projected to triple by 2027, increasing the RNG industry share to as much as 2.5%. Although it is likely that utilities and other consumers will compete with the vehicle fuel market to acquire such RNG, we believe there is adequate potential to continue placing RNG volumes into the transportation market. The legislated D3 RIN requirements are many multiples of current industry production. The EPA sets an RVO each year generally in excess of what the industry is expected to produce but well below the statutory requirement. The EPA has sharply increased the required volume of the D3 RINs in recent years, with the current D3 RIN RVO level encouraging growth in the industry.

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

Our Projects

As of December 31, 2023, we owned and operated 25 projects, eight of which are RNG projects and 17 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 5.2 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 112.5 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with eight of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.

Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (5)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2) (3)	1,327,140	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	48,573	Dairy	10%	N/A
Sunoma (4)	192,350	Dairy	90%	N/A
Total	5,244,241

RNG Projects in Construction:
Prince William	1,725,282	LFG	100%	First quarter 2024
Hilltop (6)	255,500	Dairy	100%	Not Determined
Vander Schaaf (6)	255,500	Dairy	100%	Not Determined
Polk County	1,060,000	LFG	100%	Fourth quarter 2024
Sapphire (2)	796,284	LFG	50%	Third quarter 2024
Atlantic (2)	331,785	LFG	50%	Mid 2025
Total	4,424,351
(1) Reflects the Company’s ownership share of design capacity for projects that are not 100% owned by the Company (i.e., net of joint venture partners’ ownership). Design capacity is measured as the volume of feedstock biogas that the plant is capable of accepting at the inlet for processing and may not reflect actual production of RNG from the projects, which will depend on many variables including, but not limited to, (i) quantity and quality of the biogas, (ii) operational up-time of the facility and (iii) actual efficiency of the facility.
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
(6) Please see Item 3: Legal Proceedings and Note 17 - Commitments and Contingencies to the financial statements.

Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	Current RNG conversion candidate (2)
Renewable Power projects in operation:
Sycamore	5.2	Yes
Lopez	3.0	—
Miramar Energy	3.2	Yes
San Marcos	1.8	—
Santa Cruz	1.6	—
San Diego - Miramar	6.5	Yes
West Covina	6.5	—
Port Charlotte	2.9	—
Taunton	3.6	—
Arbor Hills (3)	28.9	N/A
C&C	6.3	Yes
Albany	5.9	—
Concord and CMS	14.4	Yes
Pioneer	8.0	—
Prince William I (4)	1.9	Yes
Prince William II (5)	4.8	Yes
Old Dominion	8.0	Yes
Total	112.5
Renewable Power projects in construction:
Fall River	2.4	—
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

(4) Prince William I renewable power plant discontinued operations in Q1 2024.

(5) Prince William II discontinued operations in Q1 2024.

Competition

Our primary competition is from other companies or solutions for access to biogas from waste. Evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape and our relative ability to continue to generate revenues and cash flows. We believe based on (i) our status as one of the largest operators of LFG-to-RNG projects, (ii) our over 20-year track record of operating and developing projects, (iii) our vertically integrated business platform, (iv) our deep relationships with some of the largest landfill owners and (v) our relationships with dairy farms in the country, we are well-positioned to continue to operate and grow our portfolio and respond to competitive pressures. We have demonstrated a track record of strategic flexibility over our greater than 20-year history which has allowed us to pivot towards projects and markets that we believe deliver optimal returns and shareholder value in response to changes in market, regulatory and competitive pressures.

The biogas market is highly fragmented. We believe both our size compared to other LFG companies and our capital structure puts us in a strong position to compete for new project development opportunities or acquisitions of existing projects. However, competition for such opportunities, including the prices being offered for gas supply, will impact the expected profitability of projects, and may make projects unsuitable to pursue. Likewise, prices being offered by our competitors for fuel supply may increase the royalty rates that we pay under our fuel supply agreements when such agreements expire and need to be renewed or when expansion opportunities present themselves at the landfills where our projects currently operate. It is also possible that more landfill owners and dairy farm owners may seek to install their own RNG production facilities on their sites, which would reduce the number of opportunities for us to develop new projects. Our overall size, reputation, access to capital, experience and decades of proven execution on LFG project development and operation position us to compete strongly amongst our industry peers.

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

Our RNG projects are also subject to state renewable fuel standard regulations. By way of example, the LCFS program in California required producers of petroleum-based fuels to reduce the CI of their products by at least 10% by 2020 and requires a reduction of at least 20% by 2030 from a 2010 baseline. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products or buy California LCFS credits from other companies that develop and sell low-carbon alternative fuels, such as biofuels, electricity, natural gas or hydrogen. We are subject to a qualification process similar to that for RINs, including verification of CI levels and other requirements that currently exists for LCFS credits in California.

The EPA under the Clean Air Act (the “CAA”) regulates emissions of pollutants to protect the environment and public health. The CAA contains provisions for New Source Review (the “NSR”) permits and Title V permits. New Biogas Conversion Projects may be required to obtain construction permits under the NSR program. The combustion of biogas results in emissions of carbon monoxide, oxides of nitrogen, sulfur dioxide, volatile organic compounds and particulate matter. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping and reporting requirements for these emissions. Requirements vary for control of these emissions, depending on local air quality. Applicability of the NSR permitting requirements will depend on the level of emissions resulting from the technology used and the project’s location. Many Biogas Conversion Projects must obtain operating permits that satisfy Title V of the 1990 CAA Amendments. The operating permit describes the emission limits and operating conditions that a facility must satisfy and specifies the reporting requirements that a facility must meet to show compliance with all applicable air pollution regulations. A Title V operating permit must be renewed every five years. Even when a biogas project does not require a Title V permit, the project may be subject to other federal, state and/or local air quality regulations and permits.

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

RNG Production and Sale

Our projects typically convert biogas to RNG for sale as a fuel product. FERC regulates the natural gas pipelines that transport gas in interstate commerce, and specifies or approves a gas pipeline’s tariff that sets the rates, terms and conditions, gas quality, and other requirements applicable to transportation of natural gas on the pipelines, including shipping RNG. Our sites are not permitted, and may not be physically able, to deliver RNG to a FERC-regulated pipeline unless the pipeline’s receipt of the gas is consistent with the standards adopted in the pipeline’s FERC tariff. State regulators determine whether RNG may be purchased by the state’s local gas utilities, and whether a site operator may directly sell gas to a retail, or direct end-use, customer. Purely local gas sales not utilizing FERC-regulated or certificated facilities are typically not subject to FERC gas regulation. The local distribution of gas to end-use customers by a state-regulated gas utility is also typically outside the scope of FERC’s gas regulatory jurisdiction. The opening and operation of a landfill or dairy farm that is expected to produce gas does not ordinarily require a FERC certificate or the acceptance by FERC of a gas tariff.

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

The Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as ITCs and the Production Tax Credit (the "PTC"). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations may change if there is a change in the U.S. administration or if government agencies’ authority to interpret federal law is restricted as a result of the Supreme Court’s review of the Chevron doctrine under which federal government agencies have been awarded board authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.

On November 17, 2023, the Treasury and the IRS proposed regulations regarding ITCs on renewable energy projects where the IRS specified certain types of RNG equipment is ineligible for the ITC which could negatively impact the profitability of our RNG business and our ability to finance our RNG projects. On February 16, 2024, the Treasury and the IRS released a correction to the proposed regulations clarifying that certain of such equipment may be eligible for ITCs. These regulations are merely proposed, and the Treasury and the IRS are collecting and reviewing comments received regarding the proposed regulations. The proposed regulations also contain provisions that we believe create uncertainty relating to the ownership, installation or modification of equipment and property on which ITCs can be claimed. If the final regulations are enacted in a form that limits, in whole or in part, the amount of ITC Credits for certain of our construction costs, this would reduce the amount of ITCs available and thus could have a material adverse effect on our operations and our business.

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

Our construction office and maintenance facility is located in Rancho Cucamonga, California, where we occupy approximately 29,935 square feet of combined office space, maintenance shop and loading dock. In March 2022, we entered into an amendment to the lease which extended the lease term to January 2026. We believe the space that we currently lease is adequate for our needs for the immediate future but we may seek additional space to accommodate future growth, which we believe will be available to us on satisfactory terms.

Human Capital

As of December 31, 2023, we had approximately 326 full-time employees, all of whom are located in the United States. Our employee work force consists of field operations personnel as well as office-based employees. None of our employees are subject to a collective bargaining agreement or a labor union and we believe we have a good relationship with our employees. We value a diverse workforce. We are committed to a culture of integrity, inclusivity, and excellence. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.

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

Human rights, health and safety

Safety, including the health of our employees is one of our values and we perform all of our operations with safety in mind. We maintain and update our safety manual for all field personnel on an annual basis and conduct safety training sessions to all of our employees on a regular basis. We encourage near miss reporting from all of our employees so that we can take preventative steps before accidents occur. We continuously strive to provide a secure working environment for both our office-based and field operations personnel.

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

“ArcLight” refers to ArcLight Clean Transition Corp. II, a blank check company incorporated as a Cayman Islands exempt company, and our previous name prior to the Closing.

“Ares” refers to ARCC Beacon LLC, a Delaware limited liability company.

“BCA” refers to the Business Combination Agreement dated as of December 2, 2021 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among ArcLight, OPAL Fuels and OPAL Holdco.

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

“Hillman” refers to Hillman RNG Investments, LLC, a Delaware limited liability company and an affiliate of Fortistar.

“Investment Company Act” refers to the Investment Company Act of 1940, as amended.

“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002.

“Securities Act” refers to the Securities Act of 1933, as amended.

“Sponsor” refers to ArcLight CTC Holdings II, L.P., a Delaware limited partnership.

“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated July 21, 2022, by and among OPAL Fuels Inc, Opal Holdco LLC and the Parties named therein as included in Exhibit 10.6 to the Current Report on Form 8-K, filed with the SEC on July 27, 2022, as the same may be amended, modified, supplemented or waived from time to time in accordance with its terms.

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

“EISA” refers to the Energy Independence and Security Act of 2007.

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

"ISCC Carbon Credits" refers to Environmental Attributes associated with renewable biomethane.

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

We do not own any of the biogas project sites from which our Biogas Conversion Projects collect biogas, and therefore we depend on contractual relationships with, and the cooperation of, site owners and operators for our operations. The invalidity of, or any default or termination under, any of our gas rights agreements, leases, easements, licenses and rights-of-way may interfere with our rights to the underlying biogas and our ability to use and operate all or a portion of our Biogas Conversion Projects facilities, which may have an adverse impact on our business, financial condition and results of operations.

We obtain rights to utilize the biogas and the biogas project sites on which our projects operate under contractual arrangements, with the associated biogas rights generally being for fixed terms of 20 years or more, with certain additional renewal options. The gas rights associated with our 31 projects in operation or under construction, two of which include Renewable Power projects that are in the process of conversion to RNG, are due to expire at varying points over the next 25 years. See “Business — Our Projects.” Because the rights we hold in connection with our projects typically include the right to produce electricity generated from Renewable Power, or RNG, but not both, when we pursue conversion of a project from the production of Renewable Power to the production of RNG, which has been part of our strategy over recent periods, we must secure the associated biogas rights for the production of RNG. While we have generally been successful in renewing biogas rights and in securing additional rights necessary in connection with conversion from production of Renewable Power to RNG, we cannot guarantee that this success will continue in the future on commercial terms that are attractive to us or at all, and any failure to do so, or any other disruption in the relationship with any of the site owners and operators from whose biogas project sites our Biogas Conversion Projects obtain biogas or for whom we operate biogas facilities, may have a material adverse effect on our business operations, financial condition and operational results.

In addition, the ownership interests in the land subject to the licenses, easements, leases and rights-of-way necessary for the operation of our business may be subject to mortgages securing loans or other liens (such as tax liens) and other easements, lease rights and rights-of-way of third parties (such as leases of mineral rights). As a result, certain of our rights under these licenses, easements, leases or rights-of-way may be subject, and subordinate, to the rights of those third parties in certain instances. We may not be able to protect our operating projects against all risks of loss of our rights to use the land on which our Biogas Conversion Projects are located, and any such loss or curtailment of our rights to use the land on which our projects are located and any increase in rent due on such lands could adversely affect our business, financial condition and results of operations.

The owners and operators of biogas project sites generally make no warranties to us as to the quality or quantity of gas produced.

The Biogas Conversion Project site owners and operators generally do not make any representation or warranty to us as to the quality or quantity of biogas produced at their sites. Accordingly, we may be affected by operational issues encountered by biogas conversion project site owners and operators in operating their facilities that may affect the quantity and quality of biogas, including, among other things: (i) their ability to perform in accordance with their commitments to third parties (other than us) under agreements and permits; (ii) transportation of source materials, (iii) herd health and labor issues at the dairy farms generating the manure to be processed at our digester facilities; (iv) gas collection issues at landfill projects such as broken pipes, ground water accumulation, inadequate landcover and labor issues, and (v) the particular character and mix of trash received. We cannot guarantee that our production will be free from operational risks, nor can we guarantee the production of a sufficient quantity and quality of biogas from the owners and operators of biogas conversion project sites.

From time to time, we face disputes or disagreements with owners and operators of biogas project sites which could materially impact our ability to continue to develop and/or operate an existing Biogas Conversion Project on its current basis, or at all, and could materially delay or eliminate our ability to identify and successfully secure the rights to construct and operate other future Biogas Conversion Projects.

The success of our business depends, in part, on maintaining good relationships with biogas conversion project site owners and operators. As a result, our business may be adversely affected if we are unable to maintain these relationships.

We may disagree with owners and operators about a number of concerns, including, without limitation, the operations of the biogas project sites, easement and access rights, the renewal of gas and manure rights on favorable terms, and temporary shutdowns for routine maintenance or equipment upgrades. Biogas conversion project site owners and operators may make unilateral decisions beneficial to them to address business concerns without consulting with us, including in circumstances where they have a contractual obligation to do so. Such decisions made by the biogas conversion project site owners and operators could impact our ability to produce RNG or Renewable Power and generate the associated Environmental Attributes.

In addition, the financial condition of the biogas conversion project sites may be affected by conditions and events that are beyond our control. Significant deterioration in the financial condition of any biogas conversion project waste site could cause the biogas conversion project site owners and operators to shut down or reduce their landfill or livestock waste operations. Any such closure or reduction of operations at a waste site could impact our ability to produce RNG or Renewable Power, and generate the associated Environmental Attributes, and we may not have an opportunity to propose a solution to protect our infrastructure in any existing Biogas Conversion Project.

If we are unable to maintain good relationships with these site owners and operators, or if they take any actions that disrupt or halt production of RNG or Renewable Power, our business, financial condition and results of operations could be materially and adversely affected.

For the U.S. transportation fuel market, we are dependent on the production of vehicles and engines capable of running on natural gas and we have no control over these vehicle and engine manufacturers. We are also dependent on the willingness of owners of truck fleets to adopt natural gas-powered vehicles and to contract with us for the provision of compressed natural gas to these fleets.

We are dependent on vehicle and engine manufacturers to succeed in our target RNG fuel dispensing markets, and we have no influence or control over their activities. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their product lines for a variety of reasons, including, without limitation, as a result of the adoption of governmental policies or programs such as the rules adopted by the California Air Resources Board on June 25, 2020 requiring the sale of zero-emission heavy-duty trucks (the “Advanced Clean Trucks Regulation”) and Executive Order N-79-20 issued by the Governor of the State of California in September 2020 (the “September 2020 Executive Order”). The supply of engines or vehicle product lines by these vehicle and engine manufacturers may also be disrupted due to delays, restrictions or other business impacts related to supply chain disruptions, crises or other developments. The limited production of engines and vehicles that run on natural gas increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value. These factors may also contribute to operator reluctance to convert their vehicles to be compatible with natural gas fuel.

Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in developing, constructing, bringing online and operating our Biogas Conversion Projects and Fueling Stations, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.

Our success depends on our ability to design, develop, construct, maintain and operate Biogas Conversion Projects and Fueling Stations in a timely manner, which depends in part on the ability of third parties to provide us with timely and reliable products and services. In developing and operating our Biogas Conversion Projects and Fueling Stations, we rely on products meeting our design specifications, components manufactured and supplied by third parties and services performed by our subcontractors. We also rely on subcontractors to perform some of the construction and installation work related to our Biogas Conversion Projects and Fueling Stations, and we sometimes need to engage subcontractors with whom we have no prior experience in connection with these matters.

If our subcontractors are unable to provide services that meet or exceed our counterparties’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranties and other contractual protections with our suppliers and service providers, we may incur liability to our counterparties or additional costs related to the affected products and services, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect our ability to timely bring a project online, the quality and performance of our Biogas Conversion Projects and Fueling Stations, and may require considerable expense to find replacement products and to maintain and repair these facilities. These circumstances could cause us to experience interruption in our production and distribution of RNG and Renewable Power or the generation of related Environmental Attributes or RNG dispensing at Fueling Stations, potentially harming our brand, reputation and growth prospects.

Our operations are subject to numerous stringent EHS laws and regulations that may expose us to significant costs and liabilities. From time to time, we have been issued notices of violations from government entities that our operations have failed to comply with such laws and regulations. Failure to comply with such laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.

Our operations are subject to stringent and complex federal, state and local EHS laws and regulations, including those relating to the release, emission or discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, and the health and safety of our employees and other persons.

These laws and regulations impose numerous obligations applicable to our operations, including the acquisition of permits before construction and operation of our Biogas Conversion Projects and Fueling Stations; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of our activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from the operation of our Biogas Conversion Projects and Fueling Stations. In addition, construction and operating permits issued pursuant to environmental laws are necessary to operate our business. Such permits are obtained through applications that require considerable technical documentation and analysis, and sometimes require long time periods to obtain or review. Delays in obtaining or renewing such permits, or denial of such permits and renewals, are possible, and would have a negative effect on our financial performance and prospects for growth. These laws, regulations and permitting requirements can necessitate expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.

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

Existing and future changes to federal, state and local regulations and policies, including permitting requirements applicable to us, and enactment of new regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of Renewable Power and RNG, and may adversely affect the market for the associated Environmental Attributes. A failure on our part to comply with any laws, regulations or rules applicable to us may adversely affect our business, investments and results of operations.

The markets for Renewable Power, RNG and the associated Environmental Attributes are influenced by US federal and state governmental regulations and policies concerning such resources. These regulations and policies are frequently modified, which could result in a significant future reduction in the potential demand for Renewable Power, RNG and the associated Environmental Attributes. Any new governmental regulations applicable to our Biogas Conversion Projects or markets for Renewable Power, RNG or the associated Environmental Attributes may result in significant additional expenses or related development costs and as a result, could cause a significant reduction in demand by our current and future counterparties. Failure to comply with such requirements could result in (i) the disconnection and/or shutdown of the non-complying facility, (ii) our inability to sell Renewable Power or RNG from the non-complying facility, (iii) penalties and defaults arising from contracts with respect to production from the non-complying facility, (iv) the imposition of liens, fines, refunds and interest, and/or civil or criminal liability and (v) delays or failures in the development of new Biogas Conversion Projects and Fueling Stations.

The EPA annually sets proposed and actual RVOs for the RIN market in accordance with the mandates established by EISA. The EPA’s issuance of timely and sufficient annual RVOs to accommodate the RNG industry’s growing production levels may be needed to stabilize the RIN market. The EPA annually sets proposed RVOs for D3 (cellulosic biofuel with a 60% GHG reduction requirement) RINs in accordance with the mandates established by the EISA. In June 2023, the EPA set RVOs for 2023 through 2025 via a new Set rule.

There can be no assurance that the EPA will timely set annual RVOs in the future or that the RVOs will continue to increase or be sufficient to satisfy the growing supply of RNG which may be targeted for the U.S. transportation fuel market. The EPA may set RVOs inaccurately or inconsistently, and the manner in which the EPA sets RVOs may change under legislative or regulatory revisions. Uncertainty as to how the Renewable Fuel Standard (“RFS”) program will continue to be administered and supported by the EPA under the current US presidential administration can create price volatility in the RIN market. Given this regulatory uncertainty, we cannot assure that (i) we will be able to monetize RINs at the same price levels as we have in the past, (ii) production shortfalls will not impact our ability to monetize RINs at favorable current pricing, and (iii) the rising price environment for RINs will continue.

On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly a well-established LCFS program in California and similar developing programs in Oregon and Washington (with several other states also actively considering similar initiatives). In California’s case, in 2009, the California Air Resource Board (“CARB”) adopted LCFS regulations aimed at reducing the CI of transportation fuel sold and purchased in the state. A CI score is calculated as grams of CO₂ equivalent per megajoule of energy by the fuel. Under the California and California-type LCFS programs, the CI score is dependent upon a full lifecycle analysis that evaluates the GHG emissions associated with producing, transporting, and consuming the fuel. LCFS credits can be generated in three ways: (i) fuel pathway crediting that provides low carbon fuels used in California transportation, (ii) project-based crediting that reduces GHG emissions in the petroleum supply chain, and (iii) zero emission vehicle crediting that supports the build out of infrastructure. CARB awards these credits to RNG projects based on such project’s CI score relative to the targeted CI score for both gasoline and diesel fuels. The number of monetizable LCFS credits per unit of fuel increases with a lower CI score. We cannot assure that we will be able to maintain or reduce our CI score to monetize LCFS credits generated from our Biogas Conversion Projects. If we are unable to sell LCFS credits, it could adversely affect our business.

Our ability to generate revenue from sales of RINs and LCFS credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Moreover, the inability to sell RINs and LCFS credits in general, or at unattractive prices, could adversely affect our business.

Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits. These programs and regulations, which encourage the use of RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, producers of alternative vehicles or vehicle fuels or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence programs and regulations that promote RNG. Many of these parties have substantial resources and influence. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over RNG, could reduce the market demand for RNG as a vehicle fuel and harm our operating results, liquidity, and financial condition.

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

All of our current electric generating facilities are qualifying small power production facilities (“QFs”) under the Federal Power Act and the Public Utility Regulatory Policies Act of 1978, as amended. We are permitted to make wholesale sales (that is, sales for resale) of renewable electricity, capacity, and ancillary services from our QFs with a net generating capacity that does not exceed 20 megawatts or that is an “eligible” facility as defined by section 3(17)(E) of the Federal Power Act without (a) obtaining authorization by FERC pursuant to the Federal Power Act to sell electric energy, capacity and/or ancillary services at market-based rates, (b) acceptance by FERC of a tariff providing for such sales, and (c) granting by FERC of such regulatory waivers and blanket authorizations as are customarily granted by FERC to holders of market-based rate authority, including blanket authorization under section 204 of the Federal Power Act to issue securities and assume liabilities (“MBR Authority”) or any other approval from the U.S. Federal Energy Regulatory Commission (“FERC”). A QF typically may not use any fuel other than a FERC-approved alternative fuel, but for limited use of commercial-grade fuel for certain specified start-up, emergency and reliability purposes. We are required to document the QF status of each of our facilities in applications or self-certifications filed with FERC, which typically requires disclosure of upstream facility ownership, fuel and size characteristics, power sales, interconnection matters, and related technical disclosures Congress could amend the Federal Power Act and eliminate QF status, in which case we would likely have to obtain MBR Authority and sell competitively in the market. If this were to happen, in all likelihood our QFs would not be competitive in the market place.

We currently do not intend to develop, construct or operate electric generating facilities that would require us to apply for and receive MBR Authority from FERC. Nevertheless, if we were to do so, eligibility for MBR Authority is predicated on a variety of factors, primarily including the overall market power that the power seller — together with all of its FERC-defined “affiliates” — has in the relevant market. FERC defines affiliates as entities with a common parent that own, directly or indirectly, 10% or more of the voting securities in the two entities. Accordingly, our eligibility and the eligibility of our affiliates to obtain and maintain MBR Authority for additional facilities, were we or such affiliate required to obtain such authority, would require an evaluation of the energy assets owned directly or indirectly by us and each of our affiliates, satisfying market-power limitations established by FERC. If our affiliates invest heavily in generating or other electric facilities in a particular geographic market, their market presence could make it difficult for us or our affiliates to obtain and maintain such MBR Authority, or to secure FERC authorization to acquire additional generating facilities, in that market.

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

Our biogas conversion project site owners and operators are also subject to extensive federal, state and local regulations and policies, including permitting requirements. Any failure on their part to comply with any laws, regulations, rules or permits, applicable to them may also adversely affect our business, investments and results of operations.

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

Certain permits are required to build, operate and expand sites owned by biogas conversion project site owners and operators, and such permits have become more difficult and expensive to obtain and maintain. Permits may often take years to obtain as a result of numerous hearing and compliance requirements with regard to zoning, environmental and other regulations and are commonly subject to resistance from citizen or other groups and other political pressures, including allegations by such persons that a site is in violation of any applicable permits, laws or regulations. Failure by project site owners and operators to obtain or maintain any required permit to operate its site would adversely affect our production of Renewable Power, RNG and generation of the associated Environmental Attributes, as applicable.

A failure by biogas conversion project site owners and operators to comply with extensive federal, state and local regulations and policies, including permitting requirements, may result in the suspension or cessation of site operations, which would reduce or halt Renewable Power or RNG production and generation of the associated Environmental Attributes. Any such disruption could also damage the reputation of our brand. In the event our production of Renewable Power or RNG is disrupted, we may fail to meet the contractual obligations to some of our counterparties to deliver Renewable Power, RNG and the associated Environmental Attributes, in which case we would be subject to financial damage and/or penalty claims from these counterparties.

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

Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. The IRA contains extended and expanded clean energy tax credits such as ITCs, the PTC, and created other financial incentives designed to promote the development of certain domestic clean energy projects. In order to receive the full value of such credits and incentives, our projects must satisfy a number of requirements including prevailing wage and apprenticeship requirements. If we fail to comply with these requirements, the value of the credits may be limited, and we may become subject to financial penalties. Uncertainty remains under the IRA on which types of projects are eligible for the tax credits and incentives and how projects can demonstrate compliance with the requirements, we may not receive full value of the tax credits and incentives, which could increase our income tax expense, reduce our net income and adversely impact the profitability of our projects or our ability to finance our projects.

On November 17, 2023, the Treasury and the IRS proposed regulations regarding ITCs on renewable energy projects where the IRS specified certain types of RNG equipment are ineligible for ITCs which could negatively impact the profitability of our RNG business and our ability to finance our RNG projects. On February 16, 2024, the Treasury and the IRS released a correction to the proposed regulations clarifying that certain of such equipment may be eligible for ITCs. These regulations are merely proposed, and the Treasury and the IRS are collecting and reviewing comments received regarding the proposed regulations. The proposed regulations also contain provisions that we believe create uncertainty relating to the ownership, installation or modification of equipment and property on which ITCs can be claimed. If the final regulations are enacted in a form that limits, in whole or in part, the amount of ITCs for certain of our construction costs, this would reduce the amount of ITCs available and thus could have a material adverse effect on our operations and our business.

There is also uncertainly if IRA incentives may be reduced or repealed in the future, especially following the 2024 elections. In addition, the timing of when assets are placed in service has in the past and could in the future impact our tax rate. If we experience unexpected delays in this timing, we may not be able to take advantage of ITCs as expected. If we are not able to utilize the ITCs as expected this could have an adverse effect of our financial results.

Many states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. However, the regulations that govern the RPS programs, including pricing incentives for renewable energy and reasonableness guidelines for pricing that increase valuation compared to conventional power (such as a projected value for carbon reduction or consideration of avoided integration costs), may change. If the RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on our future prospects. Such material adverse effects may result from decreased revenues, reduced economic returns on Biogas Conversion Projects and other potential future investments or joint ventures, increased financing costs, and/or difficulty obtaining financing.

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

We are dependent on third-party utility companies to provide sufficient utilities including sewer, water, gas and electricity, to sustain our operations and operate our Biogas Conversion Projects. Any major or sustained disruptions in the supply of utilities may disrupt our operations or damage our production facilities or inventories and could adversely affect our business, financial condition and results of operations. In addition, we consume a significant amount of electricity in connection with our Biogas Conversion Projects and any increases in costs or reduced availability of such utilities could have a negative impact on our business, financial condition and results of operations.

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

Market Risks Related to Our Business

A reduction in the prices we can obtain for the Environmental Attributes generated from RNG, which include RINs, ISCC Carbon Credits, LCFS credits, and other incentives, could have a material adverse effect on our business prospects, financial condition and results of operations.

A significant portion of our revenues comes from the sale of Environmental Attributes, which exist because of legal and governmental regulatory requirements. A change in law or in governmental policies concerning renewable fuels, landfill or animal waste site biogas or the sale of Environmental Attributes could be expected to affect the market for, and the pricing of, the Environmental Attributes that we can generate through production at our Biogas Conversion Projects. A reduction in the prices we receive for Environmental Attributes, or a reduction in demand for them, whether through market forces generally, through the actions of market participants generally, or through the consolidation or elimination of participants competing in the market for the purchase and retirement of Environmental Attributes, could have a material adverse effect on our results of operations.

The volatility in the price of oil, gasoline, diesel, natural gas, RNG, or Environmental Attribute prices could adversely affect our business.

Historically, the prices of Environmental Attributes, RNG, natural gas, crude oil, gasoline and diesel have been volatile and this volatility may continue to increase in future. Factors that may cause volatility in the prices of Environmental Attributes, RNG, natural gas, crude oil, gasoline and diesel include, among others, (i) changes in supply and availability of crude oil, RNG and natural gas; (ii) governmental regulations; (iii) inventory levels; (iv) consumer demand; (v) price and availability of alternatives; (vi) weather conditions; (vii) negative publicity about crude oil or natural gas drilling; (viii) production or transportation techniques and methods; (ix) macro-economic environment and political conditions; (x) transportation costs; and (xi) the price of foreign imports. If the prices of crude oil, gasoline and diesel decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Attributes, we may not be able to offer our counterparties an attractive price advantage for our vehicle fuels. The market adoption of our vehicle fuels could be slowed or limited, and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try and attract new counterparties or prevent the loss of demand from existing counterparties. In addition, we expect that natural gas and crude oil prices will remain volatile for the near future because of market uncertainties over supply and demand, including but not limited to the current state of the world economies, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs to our counterparties. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed to our counterparties.

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

Our ability to acquire, convert, develop and operate Biogas Conversion Projects, as well as expand production at current Biogas Conversion Projects, is subject to several additional risks, including:

•regulatory changes that affect the value of RNG and the associated Environmental Attributes, which could have a significant effect on the financial performance of our Biogas Conversion Projects and the number of potential Biogas Conversion Projects with attractive economics;

•changes in energy commodity prices, such as natural gas and wholesale electricity prices, which could have a significant effect on our revenues and expenses;

•changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to third parties or increase the costs of processing RNG to allow for such deliveries;

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

•operating risks and the effect of disruptions on our business, including the effects of global health crises, weather conditions, catastrophic events, such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events that impact us, our counterparties, suppliers, distributors and subcontractors;

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

•a decrease in the availability, increased pricing on, and a delay in the timeliness of delivery of raw materials and components, necessary for the Biogas Conversion Projects to function or necessary for the conversion of a Biogas Conversion Projects from Renewable Power to RNG production;

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

•the consent and authorization of local utilities or other energy development off-takers to ensure successful interconnection to energy grids to enable power and gas sales; and

•difficulties in identifying, obtaining and permitting suitable sites for new Biogas Conversion Projects.

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

The acquisition of existing Biogas Conversion Projects involves numerous risks, many of which may not be discoverable through the due diligence process, including exposure to previously existing liabilities and unanticipated costs associated with the pre-acquisition period; difficulty in integrating the acquired projects into our existing business; and, if the projects are in new markets, the risks of entering markets where we have limited experience, less knowledge of differences in market terms for gas rights agreements and dispensing agreements, and, for international projects, possible exposure to exchange-rate risk to the extent we need to finance development and operations of foreign projects to repatriate earnings generated by such projects. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such projects. A failure to achieve the financial returns we expect when we acquire Biogas Conversion Projects could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition and results of operations.

Additional risks related to acquiring existing projects, include:

•the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•the acquired companies or assets may not improve our customer offerings or market position as planned;

•we may have difficulty integrating the operations and personnel of the acquired companies;

•key personnel and counterparties of the acquired companies may terminate their relationships with the acquired companies as a result of or following the acquisition;

•we may experience additional financial and accounting challenges and complexities in certain areas, such as tax planning and financial reporting;

•we may incur additional costs and expenses related to complying with additional laws, rules or regulations in new jurisdictions;

•we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

•our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically diverse enterprises;

•we may incur one-time write-offs or restructuring charges in connection with an acquisition;

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

Our ability to dispense an adequate amount of RNG is subject to risks affecting RNG production. Biogas Conversion Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, (i) problems with equipment, (ii) severe weather, pandemics, or other health crises, (iii) construction delays, (iv) technical difficulties, (v) high operating costs, (vi) limited availability, or unfavorable composition of collected feedstock gas, and (vii) plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our third party RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel and generate the associated Environmental Attributes could be jeopardized.

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

Furthermore, some of our facilities are located in areas prone to extreme weather conditions, most notably extreme cold. Certain of our other Biogas Conversion Projects and Fueling Stations as well as certain key vendors conduct their operations in other locations, such as California and Florida, that are susceptible to natural disasters. The frequency of weather-related natural disasters may be increasing due to the effects of greenhouse gas emissions or related climate change effects. The occurrence of natural disasters such as tornados, earthquakes, droughts, floods, wildfires or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us could cause a significant interruption in our business or damage or destroy our facilities.

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

Under the agreement, we have committed to sell a minimum quarterly volume of Environmental Attributes to NextEra, which if not satisfied on a cumulative basis (giving credit for certain excess volume sold to NextEra during the contract term) as of the end of the contract term (or upon an early termination of the agreement) would result in our paying NextEra a shortfall payment calculated by (i) multiplying the amount of the volume shortfall by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium (the “Shortfall Amount”). Similarly, if the agreement is terminated by NextEra due to an event of default (generally defined as a failure by us to pay any undisputed amounts under the agreement, a material uncured breach of our representations or warranties or other obligations under the agreement, or the dissolution, bankruptcy or insolvency of us or certain of our affiliates), NextEra would be entitled to receive, without any duplication, any then-current Shortfall Amount plus an accelerated payment calculated based off of the remaining minimum quarterly volume commitments for the balance of the initial term (or for the next four quarters of the next renewal term, if neither party had provided notice of non-renewal as described above prior to the commencement of such renewal term), which accelerated payment would be similarly calculated by (i) multiplying such remaining minimum quarterly volume commitments by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium. The amount of such potential payments declines over the course of the contract term as we deliver Environmental Attribute volume under the contract. Were, however, the agreement to be terminated as of the date of this report and we were not to deliver any further Environmental Attribute volume to NextEra under the agreement, the maximum potential payment to NextEra under these provisions would be approximately $9.9 million based on current market prices for such Environmental Attributes.

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

The acquisition, financing, construction and development of projects involves numerous risks, including:

•difficulties in identifying, obtaining, and permitting suitable sites for new projects;

•failure to obtain all necessary rights to land access and use;

•inaccuracy of assumptions with respect to the cost and schedule for completing construction;

•inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life;

•the ability to obtain financing for a project on acceptable terms or at all;

•delays in deliveries or increases in the price of equipment or other materials;

•permitting and other regulatory issues, license revocation and changes in legal requirements;

•increases in the cost of labor, labor disputes and work stoppages or the inability to find an adequate supply of workers;

•failure to receive quality and timely performance of third-party services;

•unforeseen engineering and environmental problems;

•cost overruns or supply chain disruptions;

•accidents involving personal injury or the loss of life;

•weather conditions, health crises, pandemics, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events; and

•interconnection and access to utilities.

In addition, new projects have no operating history. A new project may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss.

Our Fueling Station construction activities for commercial fleets and other counterparties are subject to business and operational risks, including predicting demand in a particular market or markets, land use, permitting or zoning difficulties, responsibility for actions of sub-contractors on jobs in which we serve as general contractor, potential labor shortages and cost overruns.

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

As of December 31, 2023, our total indebtedness was $209.1 million, excluding deferred financing costs. Additionally, we have redeemable preferred non-controlling interests outstanding of $130.0 million plus accrued and unpaid dividends thereon.

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

•our debt service and dividend obligations require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt and dividends on our preferred units, thereby reducing the funds available to us and our ability to borrow to operate and grow our business;

•increase in interest rates on our existing debt facilities or a reduction in the supply of project debt financing could reduce our ability to construct and operate new RNG projects or fueling stations;

•our limited financial flexibility could reduce our ability to plan for and react to unexpected opportunities; and

•our substantial debt service obligations make us vulnerable to adverse changes in general economic, credit and capital markets, industry and competitive conditions and adverse changes in government regulation and place us at a disadvantage compared with competitors with less debt or mandatory redeemable preferred units.

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

We have incurred net losses historically. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of common stock to fall. Furthermore, historical losses may not be indicative of future losses due to many factors outside of our control and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and notes to the financial statements included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material adverse effects on our financial condition, our results of operations and the trading price of common stock.

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

Any failure to maintain effective internal control over financial reporting could adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. We have previously reported material weaknesses in our internal control over financial reporting related to certain control deficiencies in accounting and disclosures of significant and unusual transactions, timely and effective reviews of accounts reconciliations and application of ASC 606. As a result of these material weaknesses, we concluded that our internal control over financial reporting were not operating effectively for each of the years ended December 31, 2022 and 2021.

During the year ended December 31, 2023, management of the Company successfully completed the testing necessary to conclude that the material weaknesses have been remediated. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

However, we cannot guarantee that these steps have been or will be sufficient to remediate the deficiencies or that in the future we will not have a material weakness that prevents us from concluding that our internal control financial reporting is effective. If our remedial measures are insufficient to address the material weaknesses or if additional material weaknesses arise in the future, this could result in a loss of investor confidence in the reliability of our financial statements,which in turn, could negatively affect the market price of our securities, including the Class A common stock. Furthermore, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Pursuant to that certain Investor Rights Agreement, dated July 21, 2022, by and among OPAL Fuels Inc., each of the sellers named therein, the Sponsor and the sponsor principals, those stockholders are entitled to have the registration statement under the Securities Act kept effective for a prolonged period of time such that registered resales of their shares of Class A common stock can be made. Sales of up to 163,676,735 shares of our Class A common stock may be effected pursuant to our registration statement on Form S-3 filed under the Securities Act (file number 333-266757), which was declared effective on August 10, 2023, or in reliance upon an exemption from registration under the Securities Act.

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

The dual-class structure of our common stock has the effect of concentrating voting control with Mr. Mark Comora who, through his control of OPAL Holdco and Hillman, beneficially owns in the aggregate a substantial majority of the voting power of our capital stock on most issues of corporate governance. Mr. Mark Comora beneficially owns 145,289,762 shares of OPAL, comprising 84.2% of our outstanding common stock as of March 13, 2024. All of these shares (with the exception of 880,600 shares of Class A common stock purchased by Fortistar in the PIPE Investment and 10,125 shares of Class A common stock held directly by Mr.Comora) are Class B common stock and Class D common stock, which have no economic rights but are entitled to five votes per share, respectively, giving Mr. Mark Comora control over 94.1% of our voting power. OPAL Holdco and Hillman are controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Mark Comora, including Fortistar and certain of its other affiliates. Mr. Mark Comora is the Chairman of our board of directors.

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

The existence of a family relationship between Mr. Mark Comora, as our Chairman of our board, and Mr. Adam Comora, as our Co-Chief Executive Officer, may result in a conflict of interest on the part of such persons between what they, in their capacity as Chairman or Co-Chief Executive Officer, respectively, may believe is in our best interests and the interests of our stockholders in connection with a decision to be made by us through our board, standing committees thereof, and management and what he may believe is best for himself or his family members in connection with the same decision.

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

We are a holding company and have no material assets other than our ownership of Class A Units in OPAL Fuels. We therefore have no independent means of generating revenue. We intend to cause our subsidiaries (including OPAL Fuels) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, declared by us. The agreements governing our debt facilities impose, and agreements governing our future debt facilities are expected to impose, certain restrictions on distributions by such subsidiaries to us, and may limit our ability to pay cash dividends. The terms of any credit agreements or other borrowing arrangements that we may enter into in the future may impose similar restrictions. To the extent that we need funds, and any of our direct or indirect subsidiaries is restricted from making such distributions under these debt agreements or applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

•a decreased ability to issue additional securities or obtain additional financing in the future.

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

As a result of either an early termination or a change of control, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash savings. Consequently, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, assuming no material changes in the relevant tax law, we expect that if we experienced a change of control the estimated Tax Receivable Agreement lump-sum payment would be approximately $133.0 million depending on OPAL Fuels’s rate of recovery of the tax basis increases associated with the deemed exchange of the OPAL Fuels Common Units (other than those held by us). This estimated Tax Receivable Agreement lump-sum payment is calculated using a discount rate equal to 7.47%, applied against an undiscounted liability of approximately $240.8 million. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of the shares of Class A common stock at the time of the exchange, and the tax rates then in effect. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

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

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of OPAL Fuels to make distributions to us. To the extent that OPAL is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the Federal Deposit Insurance Corporation; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; the following week, a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend on to run our business. Increasing concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the biotechnology industry and its participants may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

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

The trading price of the Class A common stock has been, and is likely to continue to be, volatile and could fluctuate in response to a number of factors, many of which are beyond our control.

The trading price of the Class A common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of the Class A common stock could decrease, perhaps significantly. Factors that may affect the market price of the Class A common stock include changes in market prices of oil, natural gas and natural gas liquids; announcements relating to significant corporate transactions; fluctuations in our quarterly and annual financial results; operating and stock price performance of companies that investors deem comparable to us; and changes in government regulation or proposals relating to us. In addition, the U.S. securities markets have experienced significant price and volume fluctuations, and these fluctuations often have been unrelated to the operating performance of companies in these markets. Any volatility of, or a significant decrease in, the market price of the Class A common stock could also negatively affect our ability to make acquisitions using Class A common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in the Class A common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

A credit ratings downgrade or other negative action by a credit rating organization could adversely affect the trading price of the shares of our Class A common stock.

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in our or our subsidiaries’ ratings may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of the Company; (ii) any action, suit or proceeding (including any class action) asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of the Company to the Company or the Company’s stockholders; (iii) any action, suit or proceeding (including any class action) asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder of the Company arising out of or pursuant to any provision of the General Corporation Law, this Certificate of Incorporation or the By-laws (as each may be amended from time to time); (iv) any action, suit or proceeding (including any class action) to interpret, apply, enforce or determine the validity of this Certificate of Incorporation or the By-laws (including any right, obligation or remedy thereunder); (v) any action, suit or proceeding as to which the General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or (vi) any action asserting a claim against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court finds the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely on information technology and data to operate our business and develop, market, and deliver our products and services to our customers. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, hardware, software, and our confidential, personal, proprietary, and sensitive data (collectively, “Information Assets”). Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats. We have implemented an information technology security policy, which includes cybersecurity vulnerability management designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

We engage in processes designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools. We subscribe to reports and services that identify cybersecurity threats, analyze reports of threats and conduct vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Assets. We work with third parties, including cybersecurity software providers and managed cybersecurity service providers, to identify and assess cybersecurity risks and conduct penetration testing.

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by a third-party service provider reporting to the Company's management. Management is also responsible for integrating cybersecurity considerations into our overall risk management strategy, communicating key priorities to employees, approving budgets, helping to prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and making required disclosures. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct our response to cybersecurity incidents.

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

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
Set forth below is information related to the Company’s material pending legal proceedings as of the date of this report, other than ordinary routine litigation incidental to the business.

Central Valley Project

In September 2021, an indirect subsidiary of the Company, MD Digester, LLC, entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. d/b/a CEI Builders (“Contractor”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock. In December 2021, a second indirect subsidiary of the Company, VS Digester, LLC entered into a nearly identical EPC Contract for the design and construction of a second facility in connection with the same project.

Contractor has submitted a series of change order requests seeking to increase the EPC Contract price under each contract by approximately $14 million (i.e., approximately $28 million in total), primarily due to modifications to Contractor’s design drawings that are required to meet its contracted performance guaranties and a termination (for default) of one of Contractor’s major equipment manufacturers. The Company disputes substantially all of the change order requests.

On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has not been set for hearing. Contractor is required to select an arbitrator who will in concert with the Company’s selected arbitrator nominate a Chair for the AAA, three-person arbitration panel. As a result of the procedural status of these matters, no discovery has occurred. The EPC Agreement provides that Contractor is obligated to continue working during the course of the litigation and related arbitration proceedings. Contractor’s performance under both of the EPC Contracts is fully bonded by licensed sureties.

Despite informal settlement discussions with Contractor, the parties have not been able as of yet to resolve the claims. The Company believes its claims against Contractor have substantial merit, and intends to prosecute its claims vigorously. However, due to the incipient stage of the litigation and related arbitration, its ongoing status, and the uncertainties involved in all litigation and arbitration, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact on the Central Valley projects or the Company's business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our shares of Class A common stock are traded on the Nasdaq Stock Market LLC under the symbol "OPAL".

On March 13, 2024, the closing sale price of our shares of Class A common stock, as reported on the Nasdaq Stock Market LLC, was $4.91 per share.

The number of shareholders of record of our shares of Class A common stock was approximately 11 on March 13, 2024.

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

Purchases of Equity securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes set forth in Part II, Item 8 - "Financial Statements and Supplementary Data" and the risk factors identified in Part I, Item 1A - "Risk Factors" of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 29, 2023. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
The Company is a vertically integrated leader in the capture and conversion of biogas into low carbon intensity Renewable Power and renewable natural gas (RNG). OPAL Fuels is also a leader in the marketing and distribution of RNG to heavy duty trucking and other hard to de-carbonize industrial sectors. RNG is chemically identical to the natural gas used for cooking, heating homes and fueling natural gas engines, with one significant difference: RNG is produced by recycling harmful methane emissions created by decaying organic waste as opposed to natural gas which is a fossil fuel pumped from the ground. We have participated in the biogas-to-energy industry for over 20 years.

Biogas is generated by microbes as they break down organic matter in the absence of oxygen, and comprised of non-fossil waste gas, with high concentrations of methane, which is the primary component of RNG and the source for combustion utilized by Renewable Power plants to generate electricity. Biogas can not only be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and injected into existing natural gas pipelines as it is fully interchangeable with fossil natural gas, but partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. Our principal sources of biogas are (i) landfill gas, which is produced by the decomposition of organic waste at landfills, and (ii) dairy manure, which is processed through anaerobic digesters to produce the biogas.

We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. We have participated in the alternative vehicle fuels industry for approximately 13 years and have established an expanding network of Fueling Stations for dispensing RNG. In addition, we have recently begun implementing design, development, and construction services for hydrogen fueling stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.

As of December 31, 2023, we owned and operated 25 projects, eight of which are RNG projects and 17 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 5.2 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 112.5 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with eight of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.
Recent developments
Inflation Reduction Act

The Inflation Reduction Act (the "IRA") was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as ITCs and the PTC. We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations may change if there is a change in the U.S. administration or if government agencies’ authority to interpret federal law is restricted as a result of the Supreme Court’s review of the Chevron doctrine under which federal government agencies have been awarded board authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.

On November 17, 2023, the Treasury and the IRS proposed regulations regarding ITCs on renewable energy projects where IRS specified certain types of RNG equipment are ineligible for ITCs which could negatively impact the profitability of our RNG business and our ability to finance our RNG projects. On February 16, 2024, the Treasury and the IRS released a correction to the proposed regulations clarifying that certain of such equipment may be eligible for ITCs. These regulations are merely proposed, and Treasury and the IRS are collecting and reviewing comments received regarding the proposed regulations. The proposed regulations also contain provisions that we believe create uncertainty relating to the ownership, installation or modification of equipment and property on which ITCs can be claimed.

If the final regulations are enacted in a form that limits, in whole or in part, the amount of ITCs for certain of our construction costs, this would reduce the amount of ITCs available and thus could have a material adverse effect on our operations and our business.

ATM Program

On November 17, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with each of B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each, an “Agent,” and collectively, the “Agents”) pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $75 million from time to time through the Agents.

The issuance and sale of Class A common stock under the Sales Agreement are effected pursuant to the registration statement on Form S-3 (File No. 333-273584) that we filed with the United States Securities and Exchange Commission (the “SEC”) on August 1, 2023 as amended on August 11, 2023, and declared effective by the SEC on September 6, 2023, together with a related prospectus supplement. Sales of our Class A common stock through the Agents may be made by any method that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We will pay each Agent, upon the sale by such Agent of Class A common stock pursuant to the Sales Agreement, an amount equal to up to 3.0% of the gross proceeds of each such sale of Class A common stock.

From the date of execution of the Sales Agreement through December 31, 2023, we issued and sold 90,103 shares of Class A common stock for total proceeds, net of commissions and related costs of $0.4 million.

Asset Sale and Purchase Agreement
On October 20, 2023, our wholly-owned subsidiary entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL"). The subsidiary is currently constructing a production facility (the “Facility”) at the Prince William County landfill located in Manassas, Virginia, on a parcel located on the landfill, to process landfill gas into RNG. The Agreement obligates the subsidiary to develop, plan and permit a gas pipeline extension and associated interconnection facilities (the “Pipeline Project”) to deliver RNG from the Facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Project from the subsidiary after the final completion of the Project at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date is on or prior to October 20, 2024. As of December 31, 2023, the Company recorded capital expenditure of $1.8 million which is included in its Property, Plant and Equipment on our consolidated balance sheet.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a detailed description of all our accounting policies, see Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements included herein.

Revenue Recognition

Renewable Power

We sell Renewable Power produced from LFG-fueled power plants to utility companies through our PPAs. Revenue is recognized based on contract specified rates per MWh when delivered to the customer, as this considered to be completion of the performance obligation. Certain PPAs contain a lease element which we account for as operating lease revenue on a straight-line basis over the lease term. The Company utilizes commodity swap contracts to hedge against the unfavorable price fluctuations in market prices of electricity. The Company does not apply hedge accounting to these contracts. As such, unrealized and realized gain (loss) is recognized as component of Renewable Power revenues in the consolidated statement of operations.

Transportation fuel — Fuel Purchase Agreements

We own Fueling Stations for use by customers under fuel sale agreements. We bill these customers at an agreed upon price for each gallon sold and recognize revenue based on the amounts invoiced in accordance with the “right to invoice” practical expedient. These contracts may contain an embedded lease of the equipment which we account for as operating lease revenue. For some public stations where there is no contract with the customer, we recognize revenue at the point in time that the customer takes control of the fuel.

Interstate Gas Pipeline Delivery

We have agreements with two natural gas producers whereby we are contracted to transport the producers’ gas to an agreed delivery point on an interstate gas pipeline via our RNG gathering system. Revenue is recognized over time using the output method which is based on quantity of natural gas transported.

Environmental Attributes

We generate RECs, RINs, ISCC Carbon Credits and LCFS credits. These Environmental Attributes are sold to third parties that utilize these credits in order to comply with federal and state requirements. Revenue is recognized at the point in time when the credits are transferred to and accepted by the third party buyer. We also provide Environmental Attributes generation and monetization services to customers that own renewable gas generation facilities and we recognize revenues from these services when the credits are minted on behalf of the customer.

Operation and Maintenance

We have operating and maintenance agreements pursuant to which we operate, maintain, and repair landfill site gas collection systems. Revenue is based on the volume per million British thermal units (“MMBtu”) of landfill gas collected and the MWhs produced at that site. This revenue is recognized as Renewable Power revenue when landfill gas is collected and Renewable Power is delivered. In addition, we have operations and maintenance agreements in which we are contracted to maintain and repair Fueling Stations. Revenue is based on the volumes of gas dispensed at the site. This revenue is recognized as Fuel Station Services revenue when the site dispenses gas.

Construction Type Contracts — Third Party

We have various fixed price contracts for the construction of fueling stations for customers. Revenue from these contracts, including change orders, are recognized over time, with progress measured by the percentage of cost incurred to date to estimated total cost for each contract.

Impairment of Goodwill

When a business is acquired, goodwill is recognized to reflect any future economic benefits that are not separately recognized, such as synergies. For the purposes of impairment testing, U.S. GAAP requires goodwill to be allocated to reporting unit(s) at the acquisition date and to be tested for impairment at least annually, and in between annual tests whenever events or changes in circumstances indicate that the respective reporting unit’s fair value is less than its carrying value. Significant judgment is required when identifying the reporting units for goodwill allocation, during our assessment of relevant events and circumstances for qualitative impairment indicators, and when estimating the undiscounted cash flows of reporting unit(s) for quantitative impairment assessments.

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

If applying a quantitative assessment, we would estimate a reporting unit’s fair value based on the income approach. With this approach, the fair value measurement is based on significant inputs that are not observable in the market and thus the fair value measurement is categorized within Level 3 of the fair value hierarchy. Our assumptions include future cash flow projections, a discount rate range based on the weighted average cost of capital, and a terminal value based on a range of terminal earnings before interest, taxes, depreciation, and amortization.

As of December 31, 2023, we performed a qualitative assessment for Goodwill in our RNG Fuel and Fuel Station Services segments and determined that there are no impairment triggers present and therefore no quantitative assessment was performed. Based on the qualitative assessment, we determined that no impairment is necessary on the goodwill recorded in the books as of December 31, 2023.

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

Based on our assessment for the year ended December 31, 2023, there is no impairment recorded on our Plant, Property and Equipment.

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

Refer to Note 9. Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements, for details on our assets and liabilities regularly recorded at fair value and the respective placements in the fair value hierarchy.
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
Refer to Note 15. Income Taxes, to our consolidated financial statements, for additional information.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company relate to the useful lives of property, plant and equipment, goodwill impairment, fair value of the deconsolidated VIEs, the value of stock-based compensation, asset retirement obligations and the fair value of derivatives including earnout liabilities and commodity swap contracts.
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
•RNG Fuel. The RNG Fuel segment includes RNG supply as well as the associated generation and sale of commodity natural gas and environmental credits, and consists of:

◦RNG Production Facilities – the design, development, construction, maintenance and operation of facilities that convert raw biogas into pipeline quality natural gas; and
◦Our interests in both operating and construction projects.

•Fuel Station Services. Through our Fuel Station Services segment, we provide construction and maintenance services to third-party owners of vehicle Fueling Stations and performs fuel dispensing activities including generation and minting of environmental credits. This segment includes:

◦Manufacturing division that builds Compact Fueling Systems and Defueling systems;
◦Design/Build contracts where we serve as general contractor for construction of Fueling Stations, typically structured as Guarantee Maximum Price or fixed priced contracts for customers, generally lasting less than one year;
◦Service and maintenance contracts for RNG/CNG Fueling Stations; and
◦RNG and CNG Fuel Dispensing Stations - This includes both the dispensing (or sale) of RNG, CNG, and environmental credit generation and monetization. We operate Fueling Stations that dispense both CNG and RNG fuel for vehicles.

•Renewable Power. The Renewable Power segment generates renewable power and associated Environmental Attributes such as ISCC Carbon Credits and RECs through combustion of biogas from landfills which is then sold to public utilities throughout the United States.
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
Project development and start up costs includes certain development costs such as legal, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs on our RNG projects under construction. Additionally, the Company also incurs certain expenses on new RNG projects that went operational for the first two years such as virtual pipeline costs (incurred until a physical interconnect pipeline is built) and ramp up costs incurred during the certification period.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of December 31, 2023 and 2022. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	Twelve Months Ended December 31,
	2023	2022
Customer A (1)	40%	29%
Customer B	14%	—%
Customer C	—%	16%
(1) Relates to sales of environmental attributes under Purchase and Sale agreement with NextEra.

The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Twelve Months Ended December 31,
	2023	2022
Customer A	36%	35%
Customer B	11%	14%
Results of Operations for the years ended December 31, 2023 and 2022:
Operational data
The following table summarizes the operational data achieved for the years ended December 31, 2023 and 2022:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2023	2022	2023	2022
Landfill RNG Facility Capacity and Utilization(1)(2)(3)(4)
Design Capacity (Million MMBtus)	1.3	0.9	4.1	3.2
Volume of Inlet Gas (Million MMBtus)	1.0	0.7	3.2	2.4
Inlet Design Capacity Utilization %	80%	75%	78%	75%
RNG Fuel volume produced (Million MMBtus)	0.7	0.6	2.6	2.0
Utilization of Inlet Gas %	79%	84%	83%	86%

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

(2) Inlet Design Capacity Utilization is measured as the Volume of Inlet Gas for a period, divided by the total Design Capacity for such period. The Volume of Inlet Gas varies over time depending on, among other factors, (i) the quantity and quality of waste deposited at the landfill, (ii) waste management practices by the landfill, and (iii) the construction, operations and maintenance of the landfill gas collection system used to recover the landfill gas. The Design Capacity for each facility will typically be correlated to the amount of landfill gas expected to be generated by the landfill during the term of the related gas rights agreement. The Company expects Inlet Design Capacity Utilization to be in the range of 75-85% on an aggregate basis over the next several years. Typically, newer facilities perform at the lower end of this range and demonstrate increasing utilization as they mature and the biogas resource increases at open landfills.

(3) Utilization of Inlet Gas is measured as RNG Fuel Volume Produced divided by the Volume of Inlet Gas. Utilization of Inlet Gas varies over time depending on availability and efficiency of the facility and the quality of landfill gas (i.e., concentrations of methane, oxygen, nitrogen, and other gases). The Company generally expects Utilization of Inlet Gas to be in the range of 80% to 90%.

(4) Data not available for the Company's dairy projects, i.e., Sunoma and Biotown. Total RNG fuel design capacity for the three and twelve months ended December 31, 2023 is 1.3 million MMBtu and 4.3 million MMBtu, respectively. Including Sunoma and Biotown, RNG fuel volume produced is 0.8 and 2.7 million MMBtu for the three and twelve months ended December 31, 2023, respectively.

	Twelve Months Ended December 31,
	2023	2022
Renewable Power
Nameplate Capacity (MW per hour)(1)	112.5	112.5
Nameplate Capacity for the period (Millions MWh) (1)	0.98	0.98
Renewable Power produced ( Millions MWh)	0.44	0.47
Design Capacity Utilization (%) (2)	45%	48%
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

	Twelve Months Ended December 31,
	2023	2022

RNG Fuel volume produced (Million MMBtus)	2.7	2.2
RNG Fuel volume sold (Million GGEs)	43.8	29.4
Total volume delivered (Million GGEs)	133.2	115.9
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (5)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2) (3)	1,327,140	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	48,573	Dairy	10%	N/A
Sunoma (4)	192,350	Dairy	90%	N/A
Sub total	5,244,241

RNG Projects in Construction:
Prince William	1,725,282	LFG	100%	First quarter 2024
Hilltop (6)	255,500	Dairy	100%	Not Determined
Vander Schaaf (6)	255,500	Dairy	100%	Not Determined
Polk County	1,060,000	LFG	100%	Fourth quarter 2024
Sapphire (2)	796,284	LFG	50%	Third quarter 2024
Atlantic (2)	331,785	LFG	50%	Mid 2025
Sub total	4,424,351
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
(6) Please see Item 3: Legal Proceedings and Note 17 - Commitments and Contingencies to the financial statements.

Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	Current RNG conversion candidate (2)
Renewable Power projects in operation:
Sycamore	5.2	Yes
Lopez	3.0	—
Miramar Energy	3.2	Yes
San Marcos	1.8	—
Santa Cruz	1.6	—
San Diego - Miramar	6.5	Yes
West Covina	6.5	—
Port Charlotte	2.9	—
Taunton	3.6	—
Arbor Hills (3)	28.9	N/A
C&C	6.3	Yes
Albany	5.9	—
Concord and CMS	14.4	Yes
Pioneer	8.0	—
Prince William I (4)	1.9	Yes
Prince William II (5)	4.8	Yes
Old Dominion	8.0	Yes
Total	112.5
Renewable Power projects in construction:
Fall River (6)	2.4	—

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

(4) Prince William I renewable power plant discontinued operations in Q1 2024.

(5) Prince William II discontinued operations in Q1 2024.

(6) It is expected to complete construction in fourth quarter of 2024.

Comparison of the Years Ended December 31, 2023 and 2022
The following table presents the period-over-period change for each line item in the Company's consolidated statements of operations for the twelve months ended months ended December 31, 2023 and 2022 .

	Twelve Months Ended December 31,		$ Change	% Change
(in thousands)	2023	2022
Revenues:
RNG fuel	$66,292	$73,158	$(6,866)	(9)%
Fuel station services	135,012	117,415	17,597	15%
Renewable Power	54,804	44,958	9,846	22%
Total revenues	256,108	235,531	20,577	9%
Operating expenses:
Cost of sales - RNG fuel	32,028	32,367	(339)	(1)%
Cost of sales - Fuel station services	115,322	98,845	16,477	17%
Cost of sales - Renewable power	36,550	31,580	4,970	16%
Project development and start up costs	4,866	6,438	(1,572)	(24)%
Selling, general, and administrative	51,262	51,386	(124)	—%
Depreciation, amortization, and accretion	14,565	13,136	1,429	11%
Income from equity method investments	(5,525)	(5,784)	259	(4)%
Total expenses	249,068	227,968	21,100	9%
Operating income	7,040	7,563	(523)	(7)%
Other income (expense)
Interest and financing expense, net	(9,306)	(6,640)	(2,666)	(40)%
Change in fair value of derivative instruments, net	7,346	33,081	(25,735)	(78)%
Other income	124,472	1,943	122,529	6306%
Loss on debt extinguishment	(2,190)	—	(2,190)	100%
Loss on warrant exchange	(338)	(3,368)	3,030	90%
Net income before provision for income taxes	127,024	32,579	94,445	290%
Provision for income taxes	—	—	—	—%
Net income	127,024	32,579	94,445	290%
Net income attributable to redeemable non-controlling interests	97,426	22,409	75,017	335%
Net loss attributable to non-redeemable non-controlling interests	(349)	(1,153)	804	70%
Dividends on Redeemable preferred non-controlling interests	11,011	7,932	3,079	39%
Net income attributable to common stockholders	$18,936	$3,391	$15,545	458%

Revenues

(in thousands)	Twelve Months Ended December 31,
	2023	2022	$ Change
RNG Fuel
Brown gas sales	$4,231	$11,863	$(7,632)
Environmental Attributes (1)	61,221	61,049	172
Other	840	246	594
Total RNG Fuel	$66,292	$73,158	$(6,866)
Fuel Station Services
OPAL owned stations	$18,958	$19,263	$(305)
RNG marketing (1)	45,277	28,912	16,365
Third party station service and maintenance	21,857	19,602	2,255
Construction	48,920	49,638	(718)
Total Fuel Station Services	$135,012	$117,415	$17,597
Renewable Power
Electricity sales	$34,680	$39,461	$(4,781)
Environmental Attributes (2)	20,124	5,497	14,627
Total Renewable Power	$54,804	$44,958	$9,846

Total Revenues	$256,108	$235,531	$20,577
(1) Revenues from Environmental Attributes in RNG Fuel segment and RNG marketing in Fuel Station Services segment relate to revenues earned from sales of RINs and LCFSs.
(2) Revenues from Environmental Attributes in Renewable Power segment include revenues earned from sales of ISCC carbon sales and RECs.
RNG Fuel
Revenue from RNG Fuel decreased by $6.9 million, or 9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This is primarily due to a decrease of $7.1 million in pricing and $0.5 million due to decrease in volumes relating to brown gas sales. The revenues from sale of Environmental Attributes remained flat year over year as lower RIN pricing was offset by higher volumes of sales. Additionally, there was $0.6 million increase in revenues earned from providing management services to unconsolidated entities.
Fuel Station Services
Revenue from Fuel Station Services increased by $17.6 million, or 15%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily attributable to increase of $16.4 million in RNG marketing revenues due to higher Environmental Credit sales and marketing services, $2.3 million increase in service and maintenance revenues from increase in number of sites offset by decrease in construction revenues of $0.7 million.
Renewable Power
Revenue from Renewable Power increased by $9.8 million, or 22%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was attributable primarily to an increase of $14.6 million from sale of ISCC Carbon Credits and REC sales, offset by decrease of $2.6 million from shutdown of one of our facilities and $2.7 million decrease in revenues at two of our Renewable Power facilities due to conversion into RNG facilities. Additionally, the increase also resulted from one facility which was shut down for maintenance for majority of the year in 2022 but was operational in 2023.

Cost of sales
RNG Fuel
Cost of sales from RNG Fuel marginally decreased by $0.3 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $16.5 million, or 17%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was attributable primarily to an increase of $13.4 million of dispensing fees to generate Environmental Attributes, $0.9 million in construction costs, $2.7 million in service related costs offset by decrease in $1.2 million due to lower brown gas pricing.
Renewable Power
Cost of sales from Renewable Power increased by $5.0 million, or 16%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This is primarily due to an increase of $1.3 million due to PPA termination expense, $2.5 million in planned maintenance expense and an $0.7 million increase in royalty expense at one of our facilities related to royalties on ISCC Carbon Credit sales.
Project development and start up costs
Project development and start up costs decreased by $1.6 million or 24%, for the year ended December 31, 2023compared to the year ended December 31, 2022. This is primarily due to decrease in virtual pipeline costs incurred on New River in 2022 which were not incurred after first quarter of 2023.
Selling, general, and administrative

Selling, general, and administrative expenses remained flat for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion expense increased by a total of $1.4 million, or 11%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily due to an $0.3 million increase from New River as depreciation for New River represented a partial year in 2022, $1.0 million increase in Beacon and our Renewable Power facilities and a $0.2 million increase from amortization of right-of-use assets for finance leases and increase in depreciation expense in our Fuel Station Services segment due to increase in the number of owned stations.
Income from equity method investments
Net income attributable to equity method investments decreased by $0.3 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This is primarily due to the recording of a $3.2 million gain on settlement of commodity swap contracts as our portion from GREP in the third quarter of 2022 and an increase in net income from Pine Bend and Noble Road offset by the amortization of basis differences of $3.0 million in 2023.
Interest and financing expense, net
Interest and financing expenses, net increased by $2.7 million, or 40%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This is primarily due to an increase in interest expense on the OPAL Term Loan of $3.3 million primarily due to an increase in outstanding debt, $1.2 million on the Convertible Note Payable (we recorded a gain of $2.9 million in 2022) and $0.5 million in commitment fees offset by a decrease of $3.5 million in interest expense on our Senior Secured Credit Facility as the debt was repaid in full in March 2023.
Change in fair value of derivatives, net
Change in fair value of derivatives, net decreased by $25.7 million, or 78%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was attributable primarily to a decrease in gain of $30.2 million on our earnout liabilities, change in the fair value of a contingent payment to a non-controlling interest in one of our VIEs of $4.3 million, change in fair value of interest rate swaps and put option, offset by a negative change in fair value of warrant liabilities of $9.0 million. These liabilities were recorded in the consolidated balance sheet upon completion of the Business Combination.
Other income
Other income increased by $122.5 million, or 6306%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change is primarily related to a gain $122.9 million recognized on deconsolidation of VIEs, Emerald and Sapphire.
Loss on debt extinguishment
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under OPAL Term Loan II. The joint venture partner of Paragon reimbursed OPAL Intermediate Holdco 2 $0.8 million as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of $1.9 million as loss on debt extinguishment in its consolidated statement of operations for the year ended December 31, 2023. Additionally, we completed a debt restructuring of the OPAL Term Loan in third quarter of 2023 which was accounted for as a debt modification for the existing lenders by performing an analysis on a lender by lender basis under ASC 470-50 Debt modifications and exchanges. As a result, the Company recorded debt extinguishment of $0.3 million representing the fees allocated to the lenders who were repaid in full as part of loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2023.
There was no loss on debt extinguishment for the year ended December 31, 2022.
Loss on warrant exchange
On December 22, 2022, we completed the exchange offer of outstanding Public Warrants and Private Warrants and issued 3,309,296 shares of Class A common stock in exchange for the warrants tendered in the Offer. Pursuant to the Warrant Amendment dated December 21, 2022, we exercised our right to exchange the remaining outstanding Warrants and issued 497,080 shares of Class A common stock on December 23, 2022. Following the completion of the exchange, the Public Warrants were suspended from trading on the Nasdaq and delisted. There are no longer any Warrants outstanding. We recorded $3.4 million as a loss on exchange of Warrants in our consolidated statement of operations for the year ended December 31, 2022.
In March 2023, we issued 49,633 shares to certain warrant holders as consideration for their prior agreement to tender all warrants held by the warrant holders in the voluntary exchange offer which closed on December 22, 2022. We recorded $338 thousand representing the fair value of the shares issued based on the closing price on March 30, 2023 as part of Loss on warrant exchange on its consolidated statement of operations for the year ended December 31, 2023.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests for the year ended December 31, 2023 and 2022 is $97.4 million and $22.4 million, respectively. The net income for the years ended December 31, 2023 and 2022 reflects the net income belonging to OPAL Fuels equity holders based on pro-rata ownership.
Net loss attributable to non-redeemable non-controlling interests
Net loss attributable to non-redeemable non-controlling interests for the year ended December 31, 2023 decreased by $0.8 million or 70%, compared to the year ended December 31, 2022. This reflects the joint venture partners' loss in those entities we sold a portion of our membership interests in certain RNG facilities which are consolidated in our financial statements. The decrease is primarily due to deconsolidation of Emerald and Sapphire which were previously recorded as non-controlling interests but are now accounted for as equity method investments. These entities for the year ended December 31, 2023, were Sunoma, Central Valley and Emerald, Sapphire for the first four months of 2023. The entities accounted for as non-redeemable non-controlling interests for the year ended December 31, 2022 were Sunoma, Emerald, Sapphire and Central Valley.
Dividends on redeemable preferred non-controlling interests
On November 29, 2021, we entered into an exchange agreement with Hillman whereby Hillman exchanged its ownership interests in the four RNG projects of $30.0 million into 300,000 series A-1 preferred units at a par value of $100 per unit and 1.4% of the common units of OPAL Fuels. On the same day, we entered into a subscription agreement with NextEra for up to 1,000,000 Series A preferred units, which were issued to NextEra during first and second quarters of

2022 for total proceeds of $100.0 million. Upon completion of the Business Combination, these were converted to redeemable preferred non-controlling interests.
Redeemable preferred non-controlling interests carry an 8% dividend payable quarterly either in cash or paid-in-kind for the first eight quarters at our option. During the third quarter of 2023, the Company repaid $16.5 million of paid-in-kind preferred dividend. As of December 31, 2023, there was $2.6 million of accrued dividend for the fourth quarter of 2023 which was paid in January 2024.
The dividends on redeemable preferred non-controlling interests for the year ended December 31, 2023 increased by $3.1 million or 39% primarily due to full year of dividends on Series A preferred units with NextEra compared to partial year in 2022.
Liquidity and Capital Resources
Liquidity
As of December 31, 2023, our liquidity consisted of cash and cash equivalents including restricted cash of $47.2 million and $9.9 million of short term investments. Additionally, we have availability of $263.4 million under the delayed draw term loan and $36.2 million under the revolver facility under the OPAL Term Loan.
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
As of December 31, 2023, we had total indebtedness excluding deferred financing costs of $209.1 million which primarily consists of $186.6 million under the OPAL Term Loan and $22.5 million under Sunoma Loan.
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
Cash Flows
The following table presents the Company's cash flows for the years ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$38,269	$(1,355)
Net cash used in investing activities	(74,147)	(184,028)
Net cash provided by financing activities	5,899	220,550
Net (decrease) increase in cash, restricted cash, and cash equivalents	$(29,979)	$35,167
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $38.3 million, an increase of $39.6 million compared to net cash used in operating activities of $1.4 million for the year ended December 31, 2022. The increase in cash provided by operating activities was primarily attributable to positive capital changes primarily related to accounts receivable, accounts receivable, related party, accounts payable, related party, environmental credits held for sale and contract assets.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $74.1 million, a decrease of $109.9 million compared to the $184.0 million used in investing activities for the year ended December 31, 2022. This was primarily driven by a decrease in cash invested in short term investments of $120.1 million, deconsolidation of VIEs net cash of $11.9 million, an increase in distribution from equity method investment of $2.7 million, a decrease in payments made for the construction of various RNG generation and dispensing facilities of $17.6 million offset by an increase in cash paid for investments in other entities of $7.7 million and the repayment of Note receivable of $10.8 million in the third quarter of 2022.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $5.9 million, a decrease of $214.7 million compared to the $220.6 million provided from financing activities for the year ended December 31, 2022. This was primarily due to a decrease of $138.9 million from closing of the Business Combination and $100.0 million decrease from proceeds from issuance of Redeemable Preferred Units to NextEra in the prior year, the repurchase of $16.4 million of shares of our Class A common stock in connection with the exercise of the put option and decrease of $10.4 million proceeds from non-redeemable non-controlling interests.This was offset by an increase in proceeds of $144.1 million from OPAL Term Loan post amendment in September 2023, accompanied by repayment of existing balance of $87.6 million on the OPAL Term Loan, Convertible Note Payable of $30.1 million and paid-in-kind preferred dividends of $16.6 million. Additionally, the Company paid $10.9 million in transaction fees.
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
As of December 31, 2023, we anticipate spending approximately $179.3 million in capital expenditures for the next 12 months for projects and fuel stations currently under construction and our share of contributions in our equity method investment projects. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
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

We employ various strategies to economically hedge these market risks, including derivative transactions relating to commodity pricing and interest rates. Any realized or unrealized gains or losses from our derivative transactions are reported within corporate revenue and other income/expense in our consolidated financial statements. For information about our gains or losses with respect to our derivative transactions and the fair value of such financial instruments, see Note 9. Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements.

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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management including our co-chief executive officers and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented, or detected and corrected, on a timely basis. In connection with the preparation and audit of our consolidated financial statements for each of the years ended December 31, 2022 and 2021, material weaknesses were identified in our internal control over financial reporting related reviews for the accounting and disclosures of significant transactions, lack of timely and effective reviews over accounts reconciliations and application of ASC 606. These deficiencies in internal control over financial reporting were detailed in Item 9A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

During the fourth quarter of 2023, we successfully completed the testing necessary to conclude that the material weaknesses have been remediated. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

We have taken actions to remediate the material weaknesses related to our internal control over financial reporting, as described in the Remediation of Material Weakness above. During the year ended December 31, 2023, we implemented new controls and modified existing controls around accounting for significant transactions, reviews of accounts reconciliations and application of ASC 606. We have therefore augmented ICFR as follows:

a) Designed and implemented new controls for capturing and identifying significant and unusual transactions in a timely manner.

b) Designed and implemented new controls to strengthen the internal review processes for accounting of significant and unusual transactions.

c) Designed and implemented new controls by creating new or enhancing existing reconciliation templates for balance sheet accounts including accrued construction in progress, accrued dispensing payables and inter company eliminations.

d) Implemented general information technology controls over our financial reporting system by disabling the functionality for the same employee to prepare and post journal entries.

e) Designed and implemented new controls over revenue accounting and application of ASC 606.

While we believe these efforts have remediated the material weaknesses identified, we cannot guarantee that these steps have been or will be sufficient to remediate the deficiencies or that in the future we will not have a material weakness that prevents us from concluding that our internal control financial reporting is effective. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If our remedial measures are insufficient to address the material weaknesses or if additional material weaknesses arise in the future, this could adversely affect our reputation and business and the market price of our securities. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2024 annual meeting of shareholders, to be filed within 120 days after December 31, 2023, and is incorporated by reference to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the proxy statement for the 2024 annual meeting of shareholders, to be filed within 120 days after December 31, 2023, and is incorporated by reference to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding (i) security ownership of certain beneficial owners and management and related stockholder matters and (ii) securities authorized for issuance under equity compensation plans will be included in the proxy statement for the 2024 annual meeting of shareholders, to be filed within 120 days after December 31, 2023, and is incorporated by reference to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2024 annual meeting of shareholders, to be filed within 120 days after December 31, 2023, and is incorporated by reference to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services billed to us by our principal accountant, BDO USA, P.C will be included in the proxy statement for the 2024 annual meeting of shareholders, to be filed within 120 days after December 31, 2023, and is incorporated by reference to this Form 10-K.

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

4.4*"	OPAL Fuels Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
4.5*"	Form of Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
4.6*"	Form of Performance Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
10.1*	Form of OPAL Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-262583), filed on May 6, 2022).
10.2*	2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
10.3*
Sponsor Letter Agreement, dated as of December 2, 2021, by and among OPAL Fuels LLC, ArcLight Clean Transition Corp. II and certain other parties thereto (incorporated by reference to incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the registrant on December 3, 2021)

10.4*	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2021).
10.5*	Form of Amendment No. 1 to the Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022).
10.6*
Tax Receivable Agreement, dated July 21, 2022, by and among OPAL Fuels Inc. and the persons named therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on July 27, 2022).

10.7*
Investor Rights Agreement, dated July 21, 2022, by and among OPAL Fuels Inc., ArcLight CTC Holdings II, L.P., and the other persons named therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on July 27, 2022).

10.8*	Second A&R LLC Agreement of OPAL Fuels, including any Certificates of Designations (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
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

10.10*
Amendment No. 1 to Delayed Draw Term Loan and Guaranty Agreement and Waiver, dated February 1, 2022 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-262583), filed on March 25, 2022).

10.11#*
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

10.15*
Amendment No. 3 to Delayed Draw Term Loan and Guaranty Agreement, dated September 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 3, 2022).

10.16*	Form of Stock Award Agreement dated September 15, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 19, 2022).
10.17*
Forward Purchase Agreement, dated July 18, 2022, among ArcLight Clean Transition Corp. II, Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 18, 2022).

10.18*
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

10.19*	Promissory Note, dated as of May 16, 2022, by and between Arclight and Sponsor (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company on August 10, 2022).
10.20*
Service Contract Agreement , dated December 15, 2022, by and between OPAL Fuels Inc. and United Parcel Service Oasis Supply Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 21, 2022).

10.21*
FM3 Credit Agreement, dated December 19, 2022, by and between Fortistar Methane LLC, OPAL Fuels LLC and a syndicate of lenders led by MUFG Union Bank N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 21, 2022).

10.22*
Securities Purchase Agreement, dated March 30, 2023, by and between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 5, 2023).

10.23*+#
Landfill Gas Purchase and Sale Agreement dated April 13, 2023 (effective as of March 13, 2023) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on May 15, 2023).

10.24*+#	Piggyback Agreement for Landfill Gas Purchase Agreement dated May 2, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on May 15, 2023).
10.25*+#
Amended and Restated Credit and Guaranty Agreement, dated May 30, 2023, among Paragon RNG LLC as Borrower, the Guarantors, the lenders thereto, Bank of Montreal as the administrative agent, Wilmington Trust as collateral agent and BMO Capital Markets Corp., Investec Inc. and Comerica Bank as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 2, 2023).

10.26*+#

Third Amended and Restated Gas Sale and Purchase Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2023).

10.27*+#
Landfill Gas Purchase and Sale Agreement, dated August 28, 2023 with Waste Management of California, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 31, 2023).

10.28*+#	Lease Agreement, dated August 28, 2023 with Waste Management of California, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 31, 2023).
10.29*+#
Landfill Gas Purchase and Sale Agreement, dated August 28, 2023 with Guadalupe Rubbish Disposal Co., Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 31, 2023).

10.30*+#	Lease Agreement, dated August 28, 2023 with Guadalupe Rubbish Disposal Co., Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on August 31, 2023).
10.31*
Credit Agreement, dated September 1, 2023, by and among Intermediate HoldCo as Borrower, the guarantors, the lenders party thereto, Bank of America, N.A. as the administration agent, and Apterra Infrastructure Capital LLC, Barclays Bank PLC, BofA Securities, Inc., Celtic Bank Corporation, JP Morgan Chase Bank, N.A. and Investec Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 5, 2023).

10.32*
Pledge Agreement, dated September 1, 2023, by OPAL Fuels Parent HoldCo 3 LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 5, 2023).

10.33*
Security Agreement, dated September 1, 2023, by OPAL Fuels Intermediate HoldCo LLC and the other grantors listed on the signature pages thereto in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 5, 2023).

10.34*
Note (Term), dated September 1, 2023, between OPAL Fuels Intermediate HoldCo LLC and BankUnited, N.A. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 5, 2023).

10.35*
Note (Revolving), dated September 1, 2023, between OPAL Fuels Intermediate HoldCo LLC and BankUnited, N.A. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on September 5, 2023).

10.36*	Agreement, dated September 14, 2023, by and among OPAL L2G and SJI (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 20, 2023).
10.37*
Interim Services Agreement dated October 12, 2023, between the Company and Fortistar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 12, 2023).

10.38*
Separation Agreement and General Release dated October 19, 2023 between the Company and Ann Anthony (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company on October 20, 2023).

10.39*
Asset Purchase and Sale Agreement, dated October 20, 2023, with Washington Gas Light Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 26, 2023).

10.40*
Base Contract for Sale and Purchase of Natural Gas (San Diego), dated September 15, 2023 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by the Company on November 14, 2023).

10.41*
Base Contract for Sale and Purchase of Natural Gas (Richmond), dated September 15, 2023 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed by the Company on November 14, 2023).

10.42*
At Market Issuance Sales Agreement, dated November 17, 2023, among OPAL Fuels Inc., B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 17, 2023).

21.1	List of subsidiaries of the registrant.
23.1	Consent of BDO USA, P.C, independent registered accounting firm.
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

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
"	Indicates a management contract or compensatory plan.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Certain of the schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
#	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPAL FUELS INC.

March 15, 2024	By: /s/ Jonathan Maurer
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

Signature	Title

/s/ Mark Comora	Chairman
Mark Comora
Date: March 15, 2024

/s/ Betsy L. Battle	Director
Betsy L. Battle
Date: March 15, 2024

/s/ Scott Dols	Director
Scott Dols
Date: March 15, 2024

/s/ Kevin M. Fogarty	Director
Kevin M. Fogarty
Date: March 15, 2024

/s/ James Martell	Director
James Martell
Date: March 15, 2024

/s/ Nadeem Nisar	Director
Nadeem Nisar

Date: March 15, 2024

/s/ Ashok Vemuri	Director
Ashok Vemuri
Date: March 15, 2024

/s/ Adam Comora	Co-Chief Executive Officer
Adam Comora
Date: March 15, 2024

/s/ Jonathan Maurer	Co-Chief Executive Officer
Jonathan Maurer
Date: March 15, 2024

/s/ Scott Contino	Interim Chief Financial officer
Scott Contino
Date: March 15, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, P.C ; Stamford, CT; PCAOB ID No.243)	F-1

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-2

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022	F-5

Consolidated Statements of Changes in Redeemable non-controlling interests, Redeemable preferred non-controlling interest and Stockholders' (Deficit) Equity for the years ended December 31, 2023 and 2022
F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-8

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
OPAL Fuels Inc.
White Plains, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OPAL Fuels Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders’(deficit) equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Related Parties
As discussed in Note 10. Related Parties to the consolidated financial statements, OPAL Fuels Inc. and its subsidiaries have entered into significant transactions with NextEra Energy Marketing, LLC (“NextEra”) and Fortistar LLC (“Fortistar”), which are related parties. Our opinion is not modified with respect to this matter.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

Stamford, CT

March 15, 2024

OPAL FUELS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents (includes $166 and $12,506 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	$38,348	$40,394
Accounts receivable, net (includes $33 and $966 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	27,623	31,083
Accounts receivable, related party	18,696	12,421
Restricted cash - current (includes $4,395 and $6,971 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	4,395	32,402
Short term investments	9,875	64,976
Fuel tax credits receivable	5,345	4,144
Contract assets	6,790	9,771
Parts inventory (includes $29 and $— at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	10,191	7,311
Environmental credits held for sale	172	1,674
Prepaid expense and other current assets (includes $107 and $415 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	6,005	7,625
Derivative financial assets, current portion	633	182
Total current assets	128,073	211,983
Capital spares	3,468	3,443
Property, plant, and equipment, net (includes $26,626 and $73,140 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	339,493	297,323
Operating right-of use assets	12,301	11,744
Investment in other entities	207,099	51,765
Note receivable - variable fee component	2,302	1,942
Derivative financial assets, non-current portion	—	954
Deferred financing costs	—	3,013
Other long-term assets	1,162	1,489
Intangible assets, net	1,604	2,167
Restricted cash - non-current (includes $1,850 and $2,923 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	4,499	4,425
Goodwill	54,608	54,608
Total assets	$754,609	$644,856
Liabilities and Equity
Current liabilities:
Accounts payable (includes $744 and $4,896 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	13,901	17,649
Accounts payable, related party (includes $1,046 and $433 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	7,024	6,376
Fuel tax credits payable	4,558	3,320
Accrued payroll	9,023	8,979
Accrued capital expenses (includes $— and $7,821 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	15,128	11,922
Accrued expenses and other current liabilities (includes $647 and $646 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	14,245	9,573
Contract liabilities	6,314	8,013
Senior Secured Credit Facility - term loan, current portion, net of debt issuance costs	—	15,250

Senior Secured Credit Facility - working capital facility, current portion	—	7,500
OPAL Term Loan, current portion	—	27,732
Sunoma loan, current portion (includes $1,608 and $380 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	1,608	380
Convertible Note Payable	—	28,528
Municipality Loan	—	76
Derivative financial liability, current portion	—	4,596
Operating lease liabilities - current portion	638	630
Other current liabilities (includes $92 and $— at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	92	1,085
Asset retirement obligation, current portion	3,860	1,296
Total current liabilities	76,391	152,905
Asset retirement obligation, non-current portion	2,868	4,960
OPAL Term Loan, net of debt issuance costs	176,532	66,600
Sunoma loan, net of debt issuance costs (includes $20,010 and $21,712 at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	20,010	21,712
Operating lease liabilities - non-current portion	11,824	11,245
Earn out liabilities	1,900	8,790
Other long-term liabilities (includes $211 and $— at December 31, 2023 and December 31, 2022, respectively, related to consolidated VIEs)	7,599	825
Total liabilities	297,124	267,037
Commitments and contingencies
Redeemable preferred non-controlling interests	132,617	138,142
Redeemable non-controlling interests	802,720	1,013,833
Stockholders' (deficit) equity
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of December 31, 2023; 29,701,146 and 29,477,766 shares, issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2023; None issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2023; None issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2023; 144,399,037 issued and outstanding at December 31, 2023 and December 31, 2022	14	14
Additional paid-in capital	—	—
Accumulated deficit	(467,195)	(800,813)
Accumulated other comprehensive (loss) income	(15)	195
Class A common stock in treasury, at cost; 1,635,783 and — shares at December 31, 2023 and December 31, 2022, respectively	(11,614)	—
Total Stockholders' (deficit) equity attributable to the Company	(478,807)	(800,601)
Non-redeemable non-controlling interests	955	26,445
Total Stockholders' (deficit) equity	(477,852)	(774,156)
Total liabilities, Redeemable preferred, Redeemable non-controlling interests and Stockholders' (deficit) equity	$754,609	$644,856
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per unit data)

	Twelve Months Ended December 31,
	2023	2022
Revenues:
RNG fuel (includes revenues from related party of $56,069 and $58,185 for the years ended December 31, 2023 and 2022, respectively)	$66,292	$73,158
Fuel station services (includes revenues from related party of $28,468 and $18,735 for the years ended December 31, 2023 and 2022, respectively)	135,012	117,415
Renewable Power (includes revenues from related party of $6,614 and $5,495 for the years ended December 31, 2023 and 2022, respectively)	54,804	44,958
Total revenues	256,108	235,531
Operating expenses:
Cost of sales - RNG fuel	32,028	32,367
Cost of sales - Fuel station services	115,322	98,845
Cost of sales - Renewable Power	36,550	31,580
Project development and start up costs	4,866	6,438
Selling, general, and administrative	51,262	51,386
Depreciation, amortization, and accretion	14,565	13,136
Income from equity method investments	(5,525)	(5,784)
Total expenses	249,068	227,968
Operating income	7,040	7,563

Interest and financing expense, net	(9,306)	(6,640)
Change in fair value of derivative instruments, net	7,346	33,081
Other income	124,472	1,943
Loss on debt extinguishment	(2,190)	—
Loss on warrant exchange	(338)	(3,368)
Income before provision for income taxes	127,024	32,579
Provision for income taxes	—	—
Net income	127,024	32,579
Net income attributable to redeemable non-controlling interests	97,426	22,409
Net loss attributable to non-redeemable non-controlling interests	(349)	(1,153)
Dividends on Redeemable preferred non-controlling interests (1)	11,011	7,932
Net income attributable to Class A common stockholders	$18,936	$3,391

Weighted average shares outstanding of Class A common stock :
Basic	27,148,538	25,774,312
Diluted	27,494,016	26,062,398
Per share amounts:
Basic	$0.70	$0.13
Diluted	$0.69	$0.12
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

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Twelve Months Ended December 31,
	2023	2022
Net income	$127,024	$32,579
Other comprehensive income:
Effective portion of the cash flow hedge attributable to equity method investments	(8)	334
Reclassification adjustments included in earnings (1)	(1,146)	—
Net unrealized (loss) gain on cash flow hedges	(142)	954
Total other comprehensive (loss) income	(1,296)	1,288
Total comprehensive income	125,728	33,867
Less:
Net income attributable to Redeemable non-controlling interests	106,645	29,597
Other comprehensive (loss) income attributable to Redeemable non-controlling interests	(1,086)	1,093
Comprehensive loss attributable to non-redeemable non-controlling interests	(349)	(1,153)
Dividends on Redeemable preferred non-controlling interests	1,792	744
Comprehensive income attributable to Class A common stockholders	$18,726	$3,586

(1) Represents the reclassification of the gain on termination of interest rate swaps of $812 on May 30, 2023. See Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. Additionally, there is a $334 reclassification into earnings from our equity method investments.
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands of U.S. dollars, except per unit data)

	Class A common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Equity (deficit)	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2021	—	$—	144,399,037	$14	$—	$—	$—	$1,188	—	$—	$1,202	$30,210	$63,545
Net income	—	—	—	—	—	4,135	—	(1,153)	—	—	2,982	—	29,597
Unrealized gain on cash flow hedges	—	—	—	—	—	—	195	—	—	—	195	—	1,093
Redeemable preferred non-controlling interest issuance	—	—	—	—	—	—	—	—	—	—	—	100,000	(267)
Issuance of common stock from the reverse recapitalization and PIPE Investments, net of warrant liability, put option and earnout liability	22,611,857	2	—	—	68,357	—	—	—	—	—	68,359	—	—
Conversion of Convertible Note Payable to common shares	3,059,533	—	—	—	30,595	—	—	—	—	—	30,595	—	—
Conversion of Private and Public Warrants	3,806,376	1	—	—	7,858	—	—	—	—	—	7,859	—	18,061
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(103,804)	(804,204)	—	—	—	—	(908,008)	—	908,008
Proceeds from non-redeemable non-controlling interest	—	—	—	—	(3,176)	—	—	26,410	—	—	23,234	—	(132)
Amortization on payment to acquire non-redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(183)
Stock-based compensation	—	—	—	—	170	—	—	—	—	—	170	—	1,299
Paid-in-kind preferred dividend	—	—	—	—	—	(744)	—	—	—	—	(744)	7,932	(7,188)
December 31, 2022	29,477,766	3	144,399,037	14	—	(800,813)	195	26,445	—	—	(774,156)	138,142	1,013,833
Net income	—	—	—	—	—	20,728	—	(349)	—	—	20,379	—	106,645
Other comprehensive loss	—	—	—	—	—	—	(210)	—	—	—	(210)	—	(1,086)
Issuance of Class A common stock on warrant exchange	49,633	—	—	—	338	—	—	—	—	—	338	—	—
Cancellation of fractional shares on warrant exchange	(26)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of put option on forward purchase contract - Meteora	—	—	—	—	—	—	—	—	(1,635,783)	(11,614)	(11,614)	—	—
Forfeiture of Class A common stock	(197,258)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (1)	280,928	—	—	—	(896)	—	—	—	—	—	(896)	—	—
Issuance of Class A common stock under the ATM program (2)	90,103	—	—	—	366	—	—	—	—	—	366	—	—
Stock-based compensation	—	—	—	—	961	—	—	—	—	—	961	—	4,943
Proceeds from non-redeemable non-controlling interest	—	—	—	—	2,899	—	—	9,854	—	—	12,753	—	—
Deconsolidation of entities (3)	—	—	—	—	(1,383)	—	—	(34,662)	—	—	(36,045)	—	—
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	(333)	—	—	(333)	—	—
Payment of paid-in-kind preferred dividends	—	—	—	—	—	—	—	—	—	—		(16,536)	—

Dividends on Redeemable preferred non-controlling interests	—	—	—	—	—	(1,792)	—	—	—	—	(1,792)	11,011	(9,219)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(2,285)	314,682	—	—	—	—	312,397	—	(312,396)
	29,701,146	$3	144,399,037	$14	$—	$(467,195)	$(15)	$955	(1,635,783)	$(11,614)	(477,852)	$132,617	$802,720
(1) Represents the equity awards vested net of shares of Class A common stock withheld for taxes. Please see Note 16. Stock-based Compensation for additional information.
(2) During the fourth quarter of 2023, the Company issued shares of Class A common stock under the Company's ATM program. Please see Note 2. Summary of Significant Accounting Policies for additional information.
(3) As of May 30, 2023, two of our RNG facilities, Emerald and Sapphire were deconsolidated and accounted for under equity method as per ASC 323. Please see Note 3. Investment in Other Entities and Note 12. Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Twelve Months Ended December 31,
	2023	2022

Cash flows from operating activities:
Net income	$127,024	$32,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from equity method investments	(5,525)	(5,784)
Distributions from equity method investments	12,242	—
Loss on exchange of Warrants	338	3,368
Depreciation and amortization	14,044	13,015
Amortization of deferred financing costs	1,720	1,943
Amortization of operating lease right-of-use assets	643	770
Loss on debt extinguishment	2,190	—
Accretion expense related to asset retirement obligation	521	121
Stock-based compensation	5,904	1,469
Provision for bad debts	518	499
Paid-in-kind interest income	(360)	(286)
Change in fair value of Convertible Note Payable	1,579	413
Change in fair value of the earnout liabilities	(6,890)	(37,111)
Unrealized gain on derivative financial instruments	(270)	3,867
Gain on repayment of Note receivable	—	(1,943)
Gain on deconsolidation of VIEs	(122,873)	—
Changes in operating assets and liabilities:
Accounts receivable	2,942	(6,191)
Accounts receivable, related party	(6,275)	(12,421)
Proceeds received on previously recorded paid-in-kind interest income	—	288
Fuel tax credits receivable	(1,201)	(1,751)
Capital spares	(25)	(418)
Parts inventory	(2,880)	(2,168)
Environmental credits held for sale	1,502	(1,288)
Prepaid expense and other current assets	2,200	(3,108)
Contract assets	2,981	(1,287)
Accounts payable	6,686	10,143
Accounts payable, related party	1,228	1,180
Fuel tax credits payable	1,238	1,342
Accrued payroll	66	127
Accrued expenses	3,273	3,237
Operating lease liabilities - current and non-current	(613)	(640)
Asset retirement obligations	(49)	—
Other current and non-current liabilities	(1,910)	452
Contract liabilities	(1,699)	(1,772)
Net cash provided by (used in) operating activities	38,269	(1,355)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(113,826)	(131,410)
Deconsolidation of VIEs, net of cash	(11,947)	—
Proceeds (purchase) of short term investments	55,101	(64,976)
Cash paid for investment in other entities	(8,314)	(597)
Proceeds received from repayment of Note receivable	—	10,855
Distributions received from equity method investment	4,839	2,100
Net cash used in investing activities	(74,147)	(184,028)

Cash flows from financing activities:
Proceeds from Sunoma loan	—	4,593
Proceeds from OPAL Term Loan	196,617	40,000
Proceeds received from Business Combination	—	138,850
Financing costs paid to other third parties	(10,264)	(8,321)
Repayment of Senior Secured Credit Facility	(22,750)	(58,603)
Repayment of Convertible Note Payable	(30,107)	—
Repayment of OPAL Term Loan	(106,090)	(18,910)
Repayment of Sunoma Loan	(546)	—
Repayment of Municipality loan	(76)	(202)
Repayment of finance lease liabilities	(993)	—
Proceeds from equipment loan	303	—
Proceeds from sale of non-redeemable non-controlling interest, related party	12,753	23,143
Reimbursement of financing costs by joint venture partner	842	—
Payment of paid-in-kind preferred dividends	(16,536)	—
Cash paid for taxes related to net share settlement of equity awards	(896)	—
Cash paid for purchase of shares upon exercise of put option	(16,391)	—
Distribution to non-redeemable non-controlling interest	(333)	—
Proceeds from issuance of shares of Class A common stock under the ATM program, net	366	—
Proceeds from issuance of redeemable preferred non-controlling interests, related party	—	100,000
Contributions from members	—	—
Net cash provided by financing activities	5,899	220,550
Net (decrease) increase in cash, restricted cash, and cash equivalents	(29,979)	35,167
Cash, restricted cash, and cash equivalents, beginning of period	77,221	42,054
Cash, restricted cash, and cash equivalents, end of period	$47,242	$77,221
Supplemental disclosure of cash flow information
Interest paid, net of $5,475 and $3,678 capitalized, respectively	$6,929	$7,013
Noncash investing and financing activities:
Fair value of Class A common stock issued for redemption of Convertible Note Payable	$—	$30,595
Fair value of Class A common stock issued for redemption of Public and Private warrants	$338	$25,919
Fair value of Derivative warrant liabilities assumed related to Business Combination	$—	$13,524
Fair value of Earnout liabilities related to Business Combination	$—	$45,900
Fair value of put option on a forward purchase agreement related to Business Combination	$—	$4,600
Paid-in-kind dividend on redeemable preferred non-controlling interests	$2,617	$7,932
Right-of-use assets for finance leases included in Property, Plant and equipment, net	$9,048	$801
Lease liabilities for finance leases included in Accrued expenses and other current liabilities	$1,398	$316
Lease liabilities for finance leases included in Other long-term liabilities	$7,388	$485
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$15,128	$11,922
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
The Company is organized into four operating segments based on the characteristics and the nature of products and services. The four operating segments are - RNG Fuel, Fuel Station Services, Renewable Power and Corporate. During the first and third quarters of 2023, the Company changed its internal reporting to its executive leadership team ("Chief Operating Decision Makers") to change the composition of revenues included in our reportable segments. Please see Note 11. Reportable Segments and Geographic Information for additional information.
All amounts in these footnotes are presented in thousands of dollars except per share data.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and includes the accounts of the Company and all other entities in which the Company has a controlling financial interest: OPAL Renewable Power LLC (formerly Fortistar Methane 3 LLC (“FM3”) and Fortistar Methane 4 LLC), Beacon RNG LLC (“Beacon”) Sunoma Holdings, LLC (“Sunoma”), New River LLC (“New River”), Reynolds RNG LLC (“Reynolds”), Central Valley LLC (“Central Valley”), Prince William RNG LLC (“Prince William”), Cottonwood RNG LLC, Polk County RNG LLC (“Polk County”), OPAL Contracting LLC (formerly Fortistar Contracting LLC), OPAL RNG LLC (formerly Fortistar RNG LLC), and OPAL Fuel station services LLC (“Fuel Station Services”). The Company’s unaudited consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' deficit in the consolidated balance sheets and as a non-redeemable non-controlling interests in the consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' (deficit) equity.
Certain prior period amounts have been reclassified to conform with the current period presentation including reclassification of the Company’s proportional share of income in equity investments into operating income. See Note 3. Investment in Other Entities for further discussion. The Company reclassified certain project development and start up costs as a separate line within Operating expenses, which were previously included in Cost of sales - RNG Fuel and Selling, general and administrative expenses. Please see the Project development and start up costs section within Note 2. Additionally, the Company also reclassified certain Accounts Payable to equity method investments from Accounts Payable to Accounts payable, related party. Please see Note 10. Related Parties for additional information.
Variable Interest Entities
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The Company applies the VIE model from ASC 810 when the Company has a variable interest in a legal entity not subject to a scope exception and the entity meets any of the five characteristics of a VIE. The primary beneficiary of a VIE is considered to be the party that both possesses the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the rights to receive benefits of the VIE that could be significant to the VIE. To the extent a VIE is not consolidated, the Company evaluates its interest for application of the equity method of accounting. Equity method investments are included in the consolidated balance sheets as “Investments in other entities.” Investments in unconsolidated entities in which the Company has influence over the operating or financial decisions are accounted for under the equity method.
On May 30, 2023, the Company together with a third-party environmental solutions company formed Paragon RNG LLC ("Paragon"), a new joint venture holding company. The Company owns 50% of the ownership interest in Paragon. Concurrent to the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon. Upon the execution of the above transaction, the Company reassessed its equity interests in Emerald RNG LLC ("Emerald") and Sapphire RNG LLC ("Sapphire") under ASC 810, Consolidation and determined that the Company did not have a controlling financial interest in Paragon under ASC 810 because the governance of Paragon is driven by a board jointly controlled equally by the joint venture partner and the Company and there are substantive participating rights held by the joint venture partner in the significant activities of Paragon. As a result of the reassessment, the Company deconsolidated these two entities effective May 30, 2023. Prior to May 30, 2023, the Company consolidated these two entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation.
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
Upon the execution of the above transaction, the Company assessed its equity interests in the SJI Joint Venture under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in SJI Joint Venture under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of SJI Joint Venture. As of December 31, 2023, the Company contributed $2,115 towards RNG Atlantic.
As of December 31, 2023, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Emerald, Sapphire, Paragon, SJI Joint Venture (RNG Atlantic and RNG Burlington) and GREP BTB Holdings LLC ("GREP") under the equity method.
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

Accounting Pronouncements Adopted
In June 2016, the Financial Standards Accounting Board ("FASB") issued ASU 2016-13, Financial Instruments — Credit Losses ("ASC 326"), with the objective of providing information about the credit risk inherent in an entity’s financial statements as well as to explain management’s estimate of expected credit losses and the changes in the allowance for such losses. The accounting standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance, its estimate of lifetime expected credit losses, which will result in more timely recognition of such losses. The Company adopted the accounting standard using the modified retrospective transition approach as of January 1, 2023. There was no cumulative effect upon adoption to report to our consolidated financial statements.
The adoption of ASC 326 primarily impacted our trade receivables and the Note receivable - variable fee component recorded on our consolidated balance sheet as of December 31, 2023. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The carrying value of the Note receivable - variable fee component on the consolidated balance sheet as of December 31, 2023 is based on a discounted expected cash flows model which is adjusted on a quarterly basis. Therefore, the Company determined that the credit risk component is included in the carrying value at each reporting period. The adoption of ASC 326 did not have any material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In March 2023, the FASB issued Accounting Standards Update No. 2023-01, Leases (Topic 842) (the "Update"). The Update requires the entities to classify and account for a leasing arrangement between entities under common control on the same basis as an arrangement with an unrelated party. The Update also requires that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset and accounts for the underlying asset as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 including interim fiscal periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this Update on its consolidated financial statements.
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations- Joint Venture Formations (Subtopic 805-60) ("ASU 2023-05"). The update requires all joint ventures formed after January 1, 2025, upon formation, to apply a new basis of accounting and initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for joint ventures with a formation date on or after January 1, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-05 on its consolidated financial statements.
In October 2023, the FASB issued Accounting Standards Update No. 2023-06, Disclosure Improvements - Codification Amendments in response to SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06).The update requires certain additional disclosures including but not limited to accounting policy on relating to cash flows associated with derivative instruments and their related gains and losses in statement of cash flows, methods used in the diluted earnings per share computation for each dilutive security, disclosures related to assets mortgaged, pledged or otherwise subject to lien and collateralized obligations, disclosure of amounts and terms of unused lines of credit, unfunded commitments, weighted average interest rate on short-term borrowings, preference of preferred stock in an involuntary liquidation if the liquidation preference is other than par or stated value and disclosure of amounts at risk with an individual counterparty if the amount exceeds 10% of stockholder's equity. The Company is currently evaluating the impact of the adoption of ASU 2023-06 on its consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM), report other segment items ( segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment's net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of those additional measures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively for all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$38,348	$40,394
Restricted cash - current (1)	4,395	32,402
Long-term assets:
Restricted cash held as collateral (2)	4,499	4,425
Total cash, cash equivalents, and restricted cash	$47,242	$77,221
(1) Restricted cash - current as of December 31, 2023 primarily consists of debt reserve on Sunoma Loan. Restricted cash - current as of December 31, 2022 consists of (i) $16,849 held in escrow to secure the Company's purchase obligations under the forward purchase agreement with Meteora (ii) $5,845 equity contribution to a joint venture in connection with the closing of OPAL Term Loan II (iii) $1,127 relates to interest reserve on Sunoma Loan and (iv) $8,581 held in a restricted account for funding one of our RNG projects.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The short term investments of $9,875 consists of cash invested in money market accounts with maturities ranging between 1 and 12 months as of December 31, 2023. The amounts in these money market accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Earnout Awards
In connection with the Business Combination completed in July 2022 and pursuant to a sponsor letter agreement, the Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The earnout awards (the "Earnout Awards") were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's consolidated statement of operations as part of change in fair value of derivative instruments, net. For the year ended December 31, 2023, the Company recorded a total gain of $6,890 from the Sponsor and OPAL earn-out awards in its consolidated statement of operations.
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
On January 23, 2023, pursuant to the terms of the Forward Purchase Agreement, Meteora exercised its option to sell back 1,635,783 shares to the Company. $16,391 of the funds held in escrow which were previously recorded as part of Restricted Cash - current on the Company's consolidated balance sheet as of December 31, 2022 were released to Meteora (excluding accrued interest). In connection with the above, the Sponsor forfeited 197,258 shares of Class A common stock on January 26, 2023 pursuant to the terms of that certain Letter Agreement dated July 21, 2022. The Company treated the repurchased shares as treasury shares and recorded $11,614 representing the fair value of those shares at the closing share price of $7.01 as an adjustment to Stockholders' deficit. Additionally, the Company recorded $4,777 as an offset to the Derivative financial liability - current in its consolidated balance sheet as of December 31, 2023.
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
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of December 31, 2023, the maximum redemption value was $802,720.
Stock-based compensation
The Company issues stock-based compensation utilizing stock options, performance units and restricted stock units. In accordance with ASC 718, Stock Compensation, ("ASC 718"), stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Expense for stock-based compensation awards that include performance conditions are initially calculated and subsequently remeasured based on the outcome deemed probable of occurring, and recognized over the vesting period, with the ultimate amount of expense recognized based on the actual performance outcome. Please see Note 16. Stock-based Compensation, for additional information. Forfeitures are recognized as they occur.

Project development and start up costs
The Company has multiple RNG projects under construction for which the Company incurs certain development costs such as legal, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs. Additionally, the Company also incurs certain expenses on new RNG projects that started operating for the first two years such as virtual pipeline costs (trucking costs incurred until a physical pipeline is connected) and ramp up costs. These costs are temporary and non-recurring over the project lifetime. Historically, the Company included these expenses in Cost of sales - RNG Fuel and Selling, general and administrative expenses with no associated revenues. For the years ended December 31, 2023 and 2022, the Company is presenting these expenses in a separate line within operating expenses to provide additional information to the readers of the financial statements regarding the ongoing profitability of our RNG projects in operation.
The following table provides information on the types of expenses classified under this expense category:

	Twelve Months Ended December 31,
	2023	2022
Site lease expenses	$1,021	$1,000
Legal and professional fees	1,141	124
Royalties	833	1,444
Virtual pipeline costs (1)	1,295	3,200
Management services (2)	237	109
Other	339	561
Total Project development and startup costs (3)	$4,866	6,438
(1) Virtual pipeline costs for the year ended December 31, 2023 relate to New River and Prince William. For the year ended December 31, 2022, they relate to New River which came online in May 2022.
(2) Relates to charges billed to the individual projects by Fortistar. See Note. 10 Related parties for additional information.
(3) Excludes 1,454 of expenses for the year ended December 31, 2023 incurred on our equity method investment entities which are not consolidated.
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
Accounts Receivable, Net
Accounts receivable represent amounts due from the sale of RNG, natural gas, gas transportation, construction contracts, service contracts, environmental attributes, electricity, capacity, and LFG. The accounts receivable are the net estimate realizable value between the invoiced accounts receivable and allowance for credit losses. Upon adoption of ASC 326, the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.
The Company's allowance for credit losses was $0 and $0 at December 31, 2023 and December 31, 2022.
Fuel Tax Credit Receivable/Payable
At December 31, 2023, the Company accrued federal fuel tax credits of $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel in 2023. At December 31, 2023 and 2022, fuel tax credits receivable were $5,345 and $4,144, respectively. Under the terms of its fuel sales agreements with certain of its customers, the Company is obligated to share portions of these tax credits. At December 31, 2023 and 2022, the amounts of fuel tax credits owed to customers were $4,558 and $3,320, respectively. The Company recorded its portion of tax credits earned as a reduction to cost of sales — RNG fuel in the consolidated statements of operations.
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
As of December 31, 2023 and 2022, the Company estimated the value of its total asset retirement obligations to be $6,728 and $6,256, respectively.
The changes in the asset retirement obligations were as follows as of December 31, 2023:

December 31, 2023
Balance, December 31, 2022	$6,256
Payment of Asset retirement obligations during the year	(49)
Accretion expense	521
Total asset retirement obligation	6,728
Less: current portion	(3,860)
Total asset retirement obligation, net of current portion	$2,868
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
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra, a related party, for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company is committed to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a discount fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the years ended December 31, 2023 and 2022, the Company earned net revenues after discount and fees of $56,069 and $58,185, respectively, under this contract which was recorded as part of Revenues - RNG Fuel. For the years ended December 31, 2023 and 2022, the Company earned net revenues after discount and fees of $28,468 and $18,735, respectively, which was recorded as part of Revenues - Fuel Station Services.
During third and fourth quarter of 2022, two of the wholly-owned subsidiaries from our Renewable Power portfolio entered into a purchase and sale agreement with an environmental attribute marketing firm to sell environmental attributes associated with renewable biomethane ("ISCC Carbon Credits") and purchase brown gas back at contracted fixed prices per million British thermal units ("MMbtu"). One of these contracts has a term of 3-years from the date of certification of the facility with an auto-renewal option. The other contract was terminated in August 2023. During the third quarter of 2023, three additional Renewable Power facilities entered into purchase and sale agreements with 3 year terms and similar terms and conditions as the previous contracts. For the years ended December 31, 2023 and 2022, the Company earned net revenues of $16,325 and $3,114, respectively under this contract which were recorded as part of Revenues - Renewable Power in the consolidated statement of operations.
Sales of Environmental Attributes such as RINs, renewable energy credits ("RECs"), ISCC Carbon Credits and LCFS are generally recorded as revenue when the certificates related to them are delivered to a buyer. However, the Company may recognize revenue from the sale of such Environmental Attributes at the time of the related renewable power sales when the contract provides that title to the Environmental Attributes transfers at the time of production, the Company's price to the buyer is fixed, and collection of the sales proceeds is certain.
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
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Twelve Months Ended December 31,
	2023	2022
Renewable power sales	$33,648	$33,881
Third party construction	49,318	49,458
Service	16,711	16,449
Brown gas sales	19,587	38,356
Environmental credits (1)	126,573	86,901
Parts sales	4,680	4,391
Operating agreements	—	893
Other	632	328
Total revenue from contracts with customers	251,149	230,657
Lease revenue (2)	4,959	4,874
Total revenue	$256,108	$235,531
(1) Includes revenues of $16,325 and $3,114 for the years ended December 31, 2023 and 2022, from customers domiciled outside of United States.
(2) Lease revenue relates to approximately twenty-two fuel purchasing agreements our of which we have two of our RNG fuel stations with minimum take or pay provisions and revenue from power purchase agreements at two of our Renewable Power facilities where we determined that we transferred the right to control the use of the power plant to the purchaser.
For the years ended December 31, 2023 and 2022, 19% and 21%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items consisting of items recorded as Other income:

	Twelve Months Ended December 31,
	2023	2022
Gain on deconsolidation of VIEs (1)	$122,873	$—
Gain on redemption of Note receivable	—	1,943
Gain on transfer of non-financial asset in exchange for services received (2)	1,599	—
Other income	$124,472	$1,943
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
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2023	December 31, 2022
Accounts receivable, net	$27,623	$31,083
Contract assets:
Cost and estimated earnings in excess of billings	$4,630	$7,027
Accounts receivable retainage, net	2,160	2,744
Contract assets total	$6,790	$9,771
Contract liabilities:
Billings in excess of costs and estimated earnings	$6,314	$8,013
Contract liabilities total	$6,314	$8,013
During the twelve months ended December 31, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022. During the twelve months ended December 31, 2022, the Company recognized revenue of $9,785 that was included in "Contract liabilities" at December 31, 2021.
Parts Inventory

    Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. Inventory is stated at the lower of cost or net realizable value. The substantial amount of inventory is identified, tracked and treated as finished goods. An annual review of inventory is performed to identify obsolete items. The Company’s inventory reserves were $20 and $3 as of December 31, 2023 and 2022, respectively. Cost is determined using the average cost method.

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

Plant and equipment	5 - 30 years
CNG/RNG fueling stations	10-20 years
Construction in progress	N/A
Buildings	40 years
Land	N/A
Service equipment	5-10 years
Leasehold improvements	shorter of lease term or useful life
Vehicles	7 years
Office furniture and equipment	5-7 years
Computer software	3 years
Land lease - finance lease	Lease term
Vehicles - finance lease	shorter of lease term or useful life
Other	7 years

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

Deferred financing costs

Fees incurred for obtaining new loans or debt restructuring are deferred and amortized to interest expense over the life of the related debt using effective interest method. Unamortized financing costs are written off when the related debt is extinguished. Deferred financing costs (or debt issuance costs) are reported as a reduction of the carrying value of the long-term debt in the consolidated balance sheets.
Environmental credits held for sale
The Company provides credit monetization services to customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the environmental credits received as part of Revenues - Fuel Station Services and Environmental credits held for sale within current assets based on their estimated fair value at contract inception. It is recorded at historical fair value at contract inception and adjusted to its net realizable value at each balance sheet date. Due to the historically higher LCFS pricing, the fair value at contract inception may be significantly higher than the net realizable value of the environmental credits generated. For the years ended December 31, 2023 and 2022, the Company recorded $7,354 and $3,523 and as part of Cost of sales - Fuel Station Services.
Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At December 31, 2023, the Company had a backlog of $37,531 of which $29,450 is anticipated to be recognized as revenue in the next 12-months.
Major Maintenance

Major maintenance is a component of maintenance expense and encompasses overhauls of internal combustion engines, gas compressors and electrical generators. Major maintenance is expensed as incurred. Major maintenance expense was $7,240 and $4,701 for the years ended December 31, 2023 and 2022 respectively, and is included in cost of sales — renewable power in the consolidated statements of operations.

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

During 2020, the Company has adopted the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-04, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under this guidance, the Company performed qualitative test for goodwill on Beacon and Trustar for the year ended December 31, 2023. As a result of these tests, the Company determined that the fair value of its reporting unit exceeded its carrying value and, thus, the Company determined that goodwill was not impaired.

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

Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount that the carrying amounts of the assets exceed the fair value of the assets. Assets disposed of are reported at the lower of the carrying amount or fair value less selling costs. There was no material impairment expense booked for the years ended December 31, 2023 and 2022.

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

The Company enters into electricity forward sale agreements. Some of these electricity forward sale agreements meet the definition of a derivative but qualify for the normal purchases and normal sales exception from derivative accounting treatment. In accordance with authoritative guidance for derivatives, the Company considers both qualitative and quantitative factors when determining whether a contract qualifies for the normal purchases and normal sales exception. There are two electricity forward sales agreements during 2022 that were recorded under the normal purchases and normal sales exception and, therefore, fair value adjustments were not required for the year ended December 31, 2023. Additionally, there were two electricity forward purchase agreements during 2023 that were recorded under the normal purchases and normal sales exception, and therefore, fair value adjustments were not required for the year ended December 31, 2023. Please see Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information.

The Company enters into commodity swap arrangements as economic hedges against market price volatility of Renewable power sales. These commodity swap agreements do not qualify for the normal purchases and normal sales exception and therefore are accounted for as derivatives under ASC 815, Derivatives and Hedging. The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, these commodity swap agreements are measured at their fair value and recorded as either current or non-current assets or liabilities and any changes in fair value are recorded as part of Revenues in its consolidated statements of operations for the years ended December 31, 2023 and 2022.

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
Significant Customers, Vendors and Concentration of Credit Risk
For the year ended December 31, 2023 two customer accounted for 47% of revenue. For the year ended December 31, 2022, two customers accounted for 49% of revenue. At December 31, 2023, two customers accounted for 54% of accounts receivable. At December 31, 2022, two customers accounted for 45%, of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of December 31, 2023 one vendor accounted for 32% of the accounts payable. As of December 31, 2022, one vendor accounted for 19% of the accounts payable.
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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary, it is written down to estimated fair value in the same period the impairment was identified. For the years ended December 31, 2023 and 2022, the Company did not identify any impairments on its investments in other entities.
3. Investment in Other Entities
The Company uses the equity method to account for investments in affiliates that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's investments in these nonconsolidated affiliates are reflected in the Company's consolidated balance sheets under the equity method, and the Company's proportionate net income, if any, is included in the Company's consolidated statements of operations as income from equity method investments.
We continue to evaluate operational developments and the impact of the anticipated significant expansion of the operations of our existing equity method investments. As discussed below, the impact of formation of two new joint ventures which increased our number of RNG projects accounted for under equity method was a significant factor in our consideration of how to reflect the income (loss) from equity method investments appropriately within our consolidated statement of operations. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integral part of our RNG segment business operations as they provide critical additional production capacity. Therefore, we have determined that the presentation of income (loss) from equity method investments as part of the operating income is more meaningful and useful information to the readers of our financial statements. As a result, we have reclassified our portion of income (loss) from equity method investments to Operating income for all periods presented.
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
Upon the execution of the above transaction, the Company reassessed its equity interests in the SJI Joint Venture under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in SJI Joint Venture under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of SJI Joint Venture. As of December 31, 2023, the Company contributed $2,115 towards RNG Atlantic.
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
Prior to May 30, 2023, the Company consolidated these two entities in accordance with the variable interest entity model guidance under ASC 810, Consolidation. Additionally, the Company deconsolidated $2,765 capitalized interest on these two projects. Upon deconsolidation, the Company remeasured the fair value of the retained investment and recognized a gain of $122,873 in the consolidated statement of operations for the year ended December 31, 2023 and a corresponding increase in its basis in Investment in Other Entities on its consolidated balance sheet as of December 31, 2023. The Company determined that the gain on deconsolidation is attributable to the construction in progress and, therefore, will be amortized over the useful life of the asset which begins on the date the asset is placed in service. The fair value of the retained investment was measured based on a discounted cash flows model in which the future net cash flows from the two RNG facilities were discounted to their present value using a discount factor of 14%.

The following table shows the movement of Investment in other entities:

	Pine Bend	Noble Road	GREP	SJI	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%

Balance at December 31, 2021	$21,188	$24,516	$1,446	$—	$—	$47,150
Additional investment representing capitalized interest	597	—	—	—	—	597
Other comprehensive income	—	—	334	—	—	334
Net income from equity method investments	733	2,749	2,302	—	—	5,784
Distributions from return of investment in equity method investment (2)	—	(2,100)	—	—	—	(2,100)
Balance at December 31, 2022	22,518	25,165	4,082	—	—	51,765
Deconsolidation of Emerald and Sapphire	—	—	—	—	34,662	34,662
Deconsolidation of deferred financing costs and capitalized interest	—	—	—	—	1,383	1,383
Net income from equity method investment	4,333	5,642	(1,212)	(547)	364	8,580
Reclassification of adjustments into earnings	—	—	(334)	—	—	(334)
Contribution by the Company	—	—	—	2,114	6,200	8,314
Distributions from return on investment in equity method investment (1)	(5,066)	(6,291)	(521)	—	(364)	(12,242)
Distributions from return of investment in equity method investment (2)	(459)	(1,159)	—	—	(3,221)	(4,839)
Accumulated other comprehensive loss	—	—	—	—	(8)	(8)
Gain on deconsolidation of Emerald and Sapphire (3)	—	—	—	—	122,873	122,873
Amortization of basis difference (4)	(264)	(1,183)	—	—	(1,608)	(3,055)
	$21,062	$22,174	$2,015	$1,567	$160,281	$207,099

(1) Recorded as part of cash flows from operating activities for the year ended December 31, 2023.
(2) Recorded as part of cash flows from investing activities for the years ended December 31, 2023 and 2022.
(3) Recorded as part of Other income in our consolidated statement of operations for the year ended December 31, 2023.
(4) Reflected in Income from equity method investments in the consolidated statement of operations for the year ended December 31, 2023.
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
The Note receivable also entitles Reynolds to receive 4.25% of any revenue-based distributions made up to a maximum of $4,500 over the term of the debt. The Company recorded the fair value of the Note receivable — variable fee component of $1,538 as an allocation of the initial investment balance of $10,450 and recorded payment-in-kind interest income of $413 and $288 as a reduction to interest and financing expense, net in the consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively.
The Note receivable - variable fee component of $2,302 and $1,942 is recorded as a long-term asset on its consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.
The following table summarizes financial information of the unconsolidated entities:

	December 31, 2023	December 31, 2022
Current assets	$25,114	$14,563
Non-current assets	171,633	109,414
Current liabilities	26,205	6,765
Non-current liabilities	34,021	13,825
Members' equity	136,521	103,388
The following table summarizes the income from equity method investments:

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Revenue (1)	$50,074	$58,013
Gross profit	12,065	41,932
Net income	6,323	29,983

Net income from equity method investments (2)	$5,525	$5,784

(1) Revenues for the year ended December 31, 2022 include a realized gain of $32,796 from commodity swap contracts on our equity method investment, GREP for the year ended December 31, 2022.

(2) Net income from equity method investments represents our portion of the net income from equity method investments.
4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Plant and equipment	$205,188	$201,655
CNG/RNG fueling stations	51,749	34,567
Construction in progress (1)	175,060	152,105
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,481	1,888
Leasehold improvements	815	815
Vehicles	489	313
Office furniture and equipment	307	307
Computer software	277	277
Land Lease - finance lease	6,469	—
Vehicles - finance leases	2,580	1,236
Other	591	487
	449,894	397,538
Less: accumulated depreciation	(110,401)	(100,215)
Property, plant, and equipment, net	$339,493	$297,323

(1) Includes $5,475 of interest capitalized from our general borrowings for the year ended December 31, 2023 and $3,678 for the year ended December 31, 2022.
As of December 31, 2023, construction in progress primarily consists of capital expenditure incurred for the construction of RNG generation facilities including, but not limited to Polk County, Prince William, Central Valley and RNG dispensing facilities. The majority of these facilities, for which costs are in construction in progress as of December 31, 2023, are expected to be operational in early 2024.
Depreciation expense on property, plant, and equipment for the years ended December 31, 2023 and December 31, 2022 was $13,481 and $11,892 respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,926)	$1,073	18.1
Transmission/distribution interconnection	1,600	(1,076)	524	15.1
Intellectual property	43	(36)	7	5.0
Total intangible assets	$10,642	$(9,038)	$1,604

	December 31, 2022
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,488)	$1,511	18.1
Transmission/distribution interconnection	1,600	(971)	629	15.1
CNG sales contract	807	(799)	8	10.0
Intellectual property	43	(24)	19	5.0
Total intangible assets	$11,449	$(9,282)	$2,167
Amortization expense for the twelve months ended December 31, 2023 and 2022 was $563 and $694, respectively. At December 31, 2023, estimated future amortization expense for intangible assets is as follows:

Fiscal year:
2024	267
2025	267
2026	239
2027	238
Thereafter	593
$1,604
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2023	$51,155	$3,453	$54,608
Balance at December 31, 2022	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Senior Secured Credit Facility, term loan	$—	$15,250
Less: current portion	—	(15,250)
Senior Secured Credit Facility, term loan	—	—
Senior Secured Credit Facility, working capital facility	—	7,500
Less: current portion	—	(7,500)
Senior Secured Credit Facility, working capital facility	—	—
OPAL Term Loan	186,618	96,090
Less: unamortized debt issuance costs	(10,086)	(1,758)
Less: current portion	—	(27,732)
OPAL Term Loan, net of debt issuance costs	176,532	66,600
Sunoma Loan	22,453	23,000
Less: unamortized debt issuance costs	(835)	(908)
Less: current portion	(1,608)	(380)
Sunoma Loan, net of debt issuance costs	20,010	21,712
Convertible Note Payable	—	28,528
Less: current portion	—	(28,528)
Convertible Note Payable	—	—
Municipality Loan	—	76
Less: current portion	—	(76)
Municipality Loan	—	—
Non-current borrowings total	$196,542	$88,312
As of December 31, 2023, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the consolidated balance sheet:

	OPAL Term Loan	Sunoma Loan	Total
Fiscal year:
2024	$—	$1,608	$1,608
2025	22,394	1,743	24,137
2026	22,394	1,883	24,277
2027	22,394	2,036	24,430
2028	119,436	4,232	123,668
Thereafter	—	10,951	10,951
	$186,618	$22,453	$209,071
Senior Secured Credit Facility
On March 20, 2023, the Company repaid in full the remaining outstanding loan under this facility.
On September 21, 2015, FM3, an indirect wholly-owned subsidiary of the Company, entered into a senior secured credit facility (the "Senior Secured Credit Facility") as a borrower and a syndicate of lenders, which provides for an aggregate principal amount of $150,000, consisting of (i) a term loan of $125,000 and a (ii) working capital letter of credit facility of up to $19,000 and a (iii) debt service reserve and liquidity facility of up to $6,000. The Company paid $14,300 to the lenders in connection with the transaction.
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
Patronage dividends
The Company is eligible to receive annual patronage dividends from one of its lenders, Cobank ACB under a profit sharing program. For the years ended December 31, 2023 and 2022, the Company received cash dividends of $125 and $126, respectively, which were recorded as credits to interest expense in the consolidated statements of operations. Additionally, the Company recorded $489 and as a long-term asset in the consolidated balance sheets at December 31, 2023 and 2022, which represents the Company's equity interest in Cobank SCB. These interests will be redeemed for cash beginning in 2024.
OPAL Term Loan
On October 22, 2021, OPAL Fuels Intermediate Holding Company LLC (“OPAL Intermediate Holdco”), an indirect wholly-owned subsidiary of the Company, entered into a $125,000 term loan agreement (the "OPAL Term Loan") with a syndicate of lenders. As of September 1, 2023, the total outstanding balance on the debt facility was $87,602.
On September 1, 2023, OPAL Intermediate Holdco restructured its existing credit agreement and entered into a new senior secured credit facility (the "Credit Agreement") with OPAL Intermediate HoldCo as the Borrower, direct and indirect subsidiaries of the Borrower as guarantors (the “Guarantors”), the lenders party thereto, as lenders, Apterra Infrastructure Capital LLC, Barclays Bank PLC, BofA Securities, Inc., Celtic Bank Corporation, Citibank, N.A., JP Morgan Chase Bank, N.A. Investec Inc. and ICBC Standard Bank PLC, as joint lead arrangers, and Bank of America, N.A., as administrative agent. Four of the existing lenders participated in the new credit facility.
The Credit Agreement provides for up to $450.0 million of initial and delayed draw term loans (with such delayed draw term loans available for up to 18 months after closing) and $50.0 million of revolving loans. On September 1, 2023, the Company drew down $144,118 and repaid (1) Intermediate HoldCo’s existing secured indebtedness in the amount of approximately $87,602 plus accrued interest, (2) certain accrued but unpaid returns in the amount of $15,669 of the paid-in-kind preferred dividend on our Redeemable preferred non-controlling interests, and (3) approximately $30,107 of indebtedness on Convertible Note Payable. Additionally, the Company utilized $9,000 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and Guarantors. The proceeds from the facility are expected to be used to fund other general corporate purposes of the Borrower and Guarantors. The Company paid transaction fees and expenses in the amount of approximately $9,976. The Company accounted for the above debt restructuring as debt modification for the existing lenders by performing an analysis on a lender by lender basis under ASC 470-50 Debt modifications and exchanges. As a result, the Company recorded debt extinguishment of $295 representing the fees allocated to the lenders who were repaid in full as part of Loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2023. The remaining costs have been presented as a reduction of the outstanding loan.

The Company drew down an additional $42,500 under the term loan during the year ended December 31, 2023 to fund capital expenditure on construction of our RNG projects.
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

The Credit Agreement requires the Borrower to maintain a consolidated debt service coverage ratio of not less than 1.2:1.0, as tested on a trailing four quarters basis as of the last day of each fiscal quarter during the term commencing with the quarter ending December 31, 2023, and to maintain a consolidated debt to cash flow ratio of not greater than 4.5 to 1.0 during the delayed draw availability period, and not greater than 4.0 to 1.0 thereafter.

The Credit Agreement includes certain customary and project-related affirmative and negative covenants, including restrictions on distributions, and events of default, which include payment defaults breaches of covenants; changes of control materially incorrect or misleading representations or warranties bankruptcy or other events of insolvency and certain project-related defaults. As of December 31, 2023, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the Credit Facility for comparable funding.
As of December 31, 2023 and 2022, the outstanding loan balance (current and non-current) excluding deferred financing costs was $186,618 and $96,090, respectively.
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
The significant assets of Sunoma are parenthesized in the consolidated balance sheets as December 31, 2023 and 2022. See Note 12. Variable Interest Entities for additional information.
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

The Company recorded $1,579 and $413 as change in fair value of Convertible Note for the years ended December 31, 2023 and 2022, respectively as interest and financing expense, net.
Municipality Loan
FM3, an indirect wholly-owned subsidiary of the Company, entered into a loan agreement for the construction of an interconnection that was initially funded by the municipality. The Company made payments to a municipality in the amount of $1,600 plus interest at a fixed annual rate of 3.00% through April 1, 2023. The loan was fully repaid in April 2023.
OPAL Term Loan II
On August 4, 2022, OPAL Intermediate Holdco 2 entered into a new Senior Secured Credit Facility (the "OPAL Term Loan II") with a syndicate of lenders. The indebtedness is guaranteed by certain of the direct and indirect subsidiaries of OPAL Intermediate Holdco 2. The OPAL Term Loan II provides for an approximately two-year delayed term loan facility (the "DDTL Facility") of up to a maximum aggregate principal amount of $100,000 and debt service reserve facility (the "DSR Facility") of up to a maximum aggregate principal amount of $5,000. The proceeds of the DDTL Facility were to be used to fund a portion of the construction of the RNG projects owned, either in full or through a joint venture with a third party, by the subsidiary guarantors. The proceeds of the DSR Facility are to be used solely to satisfy the balance to be maintained in the debt service reserve account. In connection with the transaction, the Company paid $2,200 in financing fees to the lenders and incurred $1,376 in third party fees.
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under OPAL Term Loan II. The joint venture partner of Paragon reimbursed the Company $826 as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of $1,895 as loss on debt extinguishment in its consolidated statement of operations for the year ended December 31, 2023. There were no amounts outstanding under the OPAL Term Loan II as of May 30, 2023.
Interest rates
2023
For the year ended December 31, 2023, the weighted average effective interest rate including amortization of debt issuance costs on the Senior Secured Credit Facility was 5.1% including a margin plus SOFR. The debt was repaid in full in March 2023.
For the year ended December 31, 2023, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 7.4%.
For the year ended December 31, 2023, the interest rate on the Sunoma Loan was 9.00%.
For the year ended December 31, 2023, the payment-in-kind interest rate on Convertible Note Payable was 8.00%. The loan was fully repaid in September 2023.
2022
For the year ended December 31, 2022, the weighted average effective interest rate on the Senior Secured Credit Facility including amortization of debt issuance costs on Senior Secured Credit Facility was 6.9% including a margin plus LIBOR.
For year ended December 31, 2022, the weighted average effective interest rate on the OPAL Term Loan including amortization of debt issuance costs was 6.1%.
For year ended December 31, 2022, the interest rate on the Sunoma loan was 8.3%, respectively.

For the year ended December 31, 2022, the payment-in-kind interest rate on Convertible Note Payable was 8.0%.

For the year ended December 31, 2022, the weighted average interest rate on the Municipality Loan was 3.6%.

The following table summarizes the Company's total interest and financing expense, net for the year ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
	2023	2022
Senior Secured Credit Facility	$311	$3,779
Municipality loan	—	7
Convertible Note Payable	1,579	413
Sunoma Loan	1,803	1,810
OPAL Term Loan (1)	5,231	894
Commitment fees and other finance fees	1,491	1,027
Interest expense on finance leases	105	45
Amortization of deferred financing cost	1,720	1,943
Interest income	(2,934)	(3,278)
Total interest and financing expense, net	$9,306	$6,640
(1) Excludes $5,475 and $3,678 of interest capitalized and recorded as part of Property, Plant and Equipment for the years ended December 31, 2023 and 2022, respectively. Includes $953 of lenders fees expensed in relation to debt modification.
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
Included in Fuel Station Services revenues are $3,943 and $3,510 related to the lease portion of the FPAs for the years ended December 31, 2023 and 2022, respectively.
Included in Renewable Power revenues are $1,016 and $1,364 related to the lease element of the PPAs for the years ended December 31, 2023 and 2022, respectively.
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
–The lease term for MD and VS is for a period of 20 years from their commercial operation date at a quarterly rent of $125.
On July 5, 2023, the Company through one of its indirectly owned subsidiary entered into a site lease on a dairy farm to build a facility to collect, process and deliver feedstock to an RNG facility. The lease term is 20 years from its commercial operations date at a quarterly rent of $21,250 with a 5% escalator on the calendar quarter in which the fifth anniversary occurs and every fifth anniversary thereafter. The Company recorded $782 as right-of-use operating lease and corresponding lease liability on its consolidated balance sheet as of December 31, 2023 using an incremental borrowing rate of 8.44%.
Additionally, the Company revised the commercial operation date for its leases for MD and VS by 10 months which changed the lease term for both the leases. Beginning in the fourth quarter of 2023 the Company treated this as a lease modification and increased its right-of-use asset and corresponding lease liability by $175 on its consolidated balance sheet as of December 31, 2023, using the incremental borrowing rate of 8.35%.
On August 25, 2022, the Company entered into a site lease to own and build fueling station. The Lease provided that OPAL shall pay a rent of $1 per year and $1 per GGE of CNG produced and a royalty of $0.30 per GGE for the amount of such excess volumes sold to third party contracted customers and general public. The term of the Lease was for ten years with an option to renew up to two additional five year periods. Such renewals are to commence automatically unless either Party elects not to renew this Agreement by giving the other party written notice at least 90 days prior to the end of the term. During 2022, the Company analyzed this contact and determined that the payments were considered variable consideration as the actual volumes were unknown at the lease inception and therefore expensed as incurred.
On December 27, 2023, OPAL entered into an Amended and Restated Lease Agreement where by the only payment terms have been amended to include minimum volume requirement there by requiring OPAL to pay lease payments of $1 per GGE of CNG pumped with annual minimum volumes for the lease term.
The Company determined that the site lease is a finance lease because the present value of the sum of the lease payments is substantially greater than the fair value of the parcel of land. Therefore, the Company recorded right-of-use asset and related lease liability on December 27, 2023 of $6,469 on its consolidated balance sheet as of December 31, 2023, using the incremental borrowing rate of 6.5%.
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
The Company currently shares office space with Fortistar and reimburses Fortistar on a monthly basis at a predetermined rate. The Company determined that this is not a lease under ASC 842 as there is no exclusive right-of-use and the Company does not have the right to control the use of the office space.
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
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its consolidated statement of operations for the years ended December 31, 2023 and 2022. The lease expense for the office lease is recorded as part Selling, general and administrative expenses in its consolidated statement of operations for the years ended December 31, 2023 and 2022.
Vehicle leases
The Company leases approximately 79 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its statement of operations for the year ended December 31, 2023.
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
Right-of-use assets and Lease liabilities as of December 31, 2023 and December 31, 2022 are as follows:

Description	Location in Balance Sheet	December 31, 2023	December 31, 2022
Assets:
Operating leases (1):
Site leases	Right-of-use assets	$11,330	$10,338
Office lease	Right-of-use assets	971	1,406
		12,301	11,744
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	2,580	1,236
Site leases	Property, plant and equipment, net	6,468	—
		9,048	1,236

Total right-of-use assets		$21,349	$12,980
Liabilities (1):
Sites leases - operating	Operating lease liabilities - current portion	$130	$181
Office lease - operating	Operating lease liabilities - current portion	508	449
Vehicle leases - finance	Accrued expenses and other current liabilities	827	449
Site leases - finance	Accrued expenses and other current liabilities	571	—
		2,036	1,079

Sites leases - operating	Operating lease liabilities - non-current portion	11,222	10,135
Office lease - operating	Operating lease liabilities - non-current portion	602	1,110
Vehicle leases - finance	Other long-term liabilities	1,801	825
Site leases - finance	Other long-term liabilities	5,587	—
		19,212	12,070

Total lease liabilities		$21,248	$13,149

(1) The Operating and Finance lease right-of-use asset and corresponding lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 3.59% to 8.44%.
The table below presents components of the Company's lease expense for the year ended December 31, 2023:

Description	Location in Statement of Operations	Amount (1)

Operating lease expense for site leases	Cost of sales - RNG Fuel	$1,087
Operating lease expense for office lease	Selling, general, administrative expenses	484
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	667
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	105
		$2,343
(1) The Company does not have material short term lease expense for the year ended December 31, 2023

Weighted average remaining lease term (years)	December 31, 2023
Operating leases	19.3 years
Financing leases	7.0 years
Weighted average discount rate
Operating leases	7.81%
Financing leases	6.60%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of December 31, 2023:

	Site leases Operating	Office leases Operating	Vehicle leases Finance	Site leases Finance	Total

Weighted average discount rate	7.6%	3.6%	6.3%	6.5%

2024	$1,058	$540	$1,044	$963	$3,605
2025	1,129	562	937	963	3,591
2026	1,129	47	782	963	2,921
2027	1,129	—	400	963	2,492
2028 and beyond	19,266	—	—	4,250	23,516
	23,711	1,149	3,163	8,102	36,125

Present value of lease liability	11,352	1,110	2,628	6,158	21,248

Lease liabilities - current portion	130	508	827	571	2,036
Lease liabilities - non-current portion	11,222	602	1,801	5,587	19,212
Total lease liabilities	$11,352	$1,110	$2,628	$6,158	$21,248

Discount based on incremental borrowing rate	$12,359	$39	$535	$1,944	$14,877

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
After the transaction, the Company recognized a gain of $812 in the consolidated statement of operations for the year ended December 31, 2023 as part of Change in fair value of derivative instruments. The Company received $136 as a settlement from the swaption counterparty and recognized $46 as loss on termination of the swaption as part of change in fair value of derivative instruments. Additionally, the Company recognized $(8) as its share of the Accumulated other comprehensive loss from Paragon and decreased its basis in equity method investment on its consolidated balance sheet as of December 31, 2023.
The following table summarizes the interest rate swaps in place as of December 31, 2023 and December 31, 2022:

Interest rate swap detail				Notional Amount
Trade date	Fixed rate	Start date	End date	December 31, 2023	December 31, 2022

August 15, 2022	2.47%	June 28, 2024	August 4, 2027	$—	$41,284
August 15, 2022	2.47%	June 28, 2024	August 4, 2027	—	20,642
				$—	$61,926

The location and amounts of derivatives fair values in the consolidated balance sheets are:

	December 31, 2023	December 31, 2022	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as economic hedges:
Current portion of swaption	$—	$182	Derivative financial assets, current portion
Derivatives designated as cash flow hedges:
Non current portion of the interest rate swaps	—	954	Derivative financial assets, non-current portion
	$—	$1,136

The effect of interest rate swaps on the consolidated statement of operations were as follows:

	Twelve Months Ended December 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022
Interest rate swaps	$—	$992
Swaption	(46)	182
Net periodic settlements - interest rate swaps (1)	1,146	(676)
	$1,100	$498	Change in fair value of derivative instruments, net
(1) Includes $334 reclassification into earnings from our equity method investments and $812 reclassification on the gain on termination of interest rate swaps on May 30, 2023.
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
Balance, December 31, 2023:
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
In November 2023, the Company entered into an electricity supply agreement with a utility provider for purchase of electricity to be used at one of our RNG facilities for a period of two years with a monthly notional quantity ranging between 1,875 and 2,145 Kilo watt hour and with fixed contract price $0.0599 per Kwh. The forward contract is expected to be settled by physical delivery of electricity on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815, Derivatives and hedging. The Company will continue to assess its normal purchase and normal sale election on a quarterly basis.
The following table summarizes the commodity swaps in place as of December 31, 2023 and December 31, 2022.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)

October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
October 17, 2022	January 1, 2023	December 31, 2024	26,280	$65.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50

The following table summarizes the effect of commodity swaps on the consolidated statements of operations for the years ended December 31, 2023 and 2022:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Twelve Months Ended December 31,
		2023	2022
Commodity swaps - realized gain (loss)	Revenues - Renewable power	$1,839	$(1,757)
Commodity swaps - unrealized gain (loss)	Revenues - Renewable power	763	(512)
Total realized and unrealized gain (loss)	Revenues - Renewable power	$2,602	$(2,269)

The following table summarizes the derivative assets and liabilities related to commodity swaps as of December 31, 2023 and December 31, 2022

	Fair Value		Location of Fair value recognized in Balance Sheet
	December 31, 2023	December 31, 2022
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$633	$—	Derivative financial asset, current portion
Current portion of unrealized loss on commodity swaps	—	(130)	Derivative financial liability, current portion

Other derivative liabilities

On July 21, 2022, the Company recorded derivative liabilities for the outstanding public warrants and private warrants, put option to Meteora, the Sponsor Earnout Awards and the OPAL Earnout Awards. The private and public warrants were exchanged into Class A common stock in the four quarter of 2022. The put option with Meteora expired in January 2023. Please see Note 2. Summary of Significant Accounting Policies for additional information.The change in fair value on these derivative instruments is recorded as change in fair value of derivative instruments, net in the consolidated statement of operations for the years ended December 31, 2023 and 2022.
The following table summarizes the effect of change in fair value of other derivative liabilities on the consolidated statements of operations for the years ended December 31, 2023 and 2022:

Derivative liability	Twelve Months Ended December 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2023	2022
Contingent liability payable to non-controlling interest	$—	$4,365
Put option to Meteora	(311)	134
Sponsor Earnout Awards	1,890	1,911
OPAL Earnout Awards	5,000	35,200
Public and Private Warrants	—	(9,027)
	$6,579	$32,583	Change in fair value of derivative instruments, net
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
The carrying value of the Company's long-term debt of $196,542 and $88,312 as of December 31, 2023 and December 31, 2022, respectively, represents the total amount to be repaid if the debt has to be discharged in full and therefore approximates its fair value.
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
The Company accounted for the Convertible Note Payable at fair value at each reporting period. As of December 31, 2023, the Convertible Note Payable was repaid in full. As of December 31, 2022, the Company recorded the Convertible Note Payable at par plus accrued interest as it is payable on demand by either party and therefore represents fair value.
The fair value of the Sponsor Earnout Awards as of December 31, 2023 resulted in a gain of $1,890 due to decrease in stock price which was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the five year post-close period. Assumptions used in the valuation are as follows:

•Current stock price — The Company's closing stock price of $5.52 as of December 31, 2023;
•Expected volatility —55% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 4.0% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 3.5 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of December 31, 2023 was determined using a Monte Carlo valuation model with a distribution of potential outcomes for stock price and EBITDA over the 2-year period commencing on January 1, 2023 and ending on December 31, 2024.
The change in fair value of the OPAL Earnout Awards for the year ended December 31, 2023 resulted in a gain of $5,000 due to decrease in the EBITDA projections over the remaining 1-year period. Assumptions used in the valuation are as follows:

•Current stock price — The Company's closing stock price of $5.52 as of December 31, 2023;
•Weighted average cost of capital - 16% based on an average of historical volatilities of selected industry peers deemed to be comparable to our business.
•Expected volatility —40% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 4.8% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 1.0 year term of the earnout period;
•Dividend yield - zero.

The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2023 and December 31, 2022, set forth by level, within the fair value hierarchy:

	Fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,728	$6,728
Earnout liabilities	—	—	1,900	1,900
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	47,242	—	—	47,242
Short term investments	9,875	—	—	9,875
Commodity swap contracts	—	633	—	633

	Fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,256	$6,256
Convertible Note Payable	—	28,528	—	28,528
Put option with Meteora	—	—	4,466	4,466
Commodity swap contracts	—	130	—	130
Earnout liabilities	—	—	8,790	8,790
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	77,221	—	—	77,221
Short term investments	64,976	—	—	64,976
Swaption	—	182	—	182
Interest rate swaps	—	954	—	954
(1) Includes balances in money market accounts of $31,965 and $6,769, respectively as of December 31, 2023 and 2022.
A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the year ended December 31, 2023 is included in Note 2. Summary of Significant Accounting Policies.

10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra.

Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded preferred dividend of $2,590 and $2,526 for the years ended December 31, 2023 and 2022, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity, for additional information. As of December 31, 2023 and 2022, there was accrued preferred dividend payable of $604 and $2,526, respectively.
Issuance of Redeemable preferred non-controlling interests
On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the

Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded paid-in-kind preferred dividend of $8,421 and $5,406 for the years ended December 31, 2023 and 2022 respectively. As of December 31, 2023 and 2022, there was accrued preferred dividend payable of $2,013 and $5,406, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity, for additional information.
Purchase and sale agreement for environmental attributes
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the years ended December 31, 2023 and 2022, the Company earned net revenues after discount and fees of $84,537 and $76,920, respectively under this contract which was recorded as part of Revenues - RNG fuel and Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.
Commodity swap contracts under ISDA and REC sales contracts
The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company entered into commodity swap contracts on a periodic basis. As of December 31, 2023 and 2022, there were three commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Instruments and Fair Value Measurements for additional information. Additionally, the Company has contracts to sell RECs and capacity to NextEra on multiple Renewable Power facilities at market price. The Company recorded $6,614 and $5,495 as revenues earned under these contracts.
Purchase of investments from Related Parties
In August 2021, the Company acquired a 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded $(1,212) and $2,302 as its share of net (loss) income for the years ended December 31, 2023 and 2022.
Sales contracts with Related Parties
The Company's wholly owned subsidiary, OPAL Fuel Station Services contracted with Pine Bend in December 2020, Noble Road in March 2021, Emerald in December 2021 to provide the same services. Additionally, OPAL Fuel Station Services provides the same services to all wholly-owned subsidiaries of the Company. The revenues earned from these entities are fully eliminated in the consolidated financial statements.
The term of this contract runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. The Pine Bend and Noble Road came online in the first and third quarter of 2022 and Emerald in the third quarter of 2023. For the years ended December 31, 2023 and 2022, the Company earned environmental processing fees of $2,615 and $709, net of inter segment elimination under this agreement which are included in Fuel Station Services revenues in the consolidated statements of operations.

Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with a subsidiary of Fortistar, pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expires on December 31, 2023 with an auto renewal option on an annual basis, unless either party chooses to terminate with a written notice of 180 days termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the year ended December 31, 2023 and 2022, there have been no material services provided by the Company's employees to Fortistar.
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
On October 5, 2023, Ms.Ann Anthony gave notice of her intention to resign as Chief Financial Officer ("CFO") of the Company. On October 10, 2023, the board of directors of the Company appointed Mr.Scott Contino as Interim CFO. Mr.Contino has served as Fortistar's CFO for the past eighteen years. In connection with the appointment, the Company entered into an interim services agreement ("Interim Services Agreement") with Fortistar in accordance with the terms and conditions of the existing Administrative Services Agreement. Pursuant to the Interim Services Agreement, the Company will pay Fortistar an agreed hourly rate, such that the monthly fee does not exceed $50,000, on a cumulative basis. For the year ended December 31, 2023, the Company paid $128 which is included in Selling, general and administrative expenses in the consolidated statement of operations.
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Twelve Months Ended December 31,
	2023	2022
Staffing and management services	$1,834	$2,154
Rent - fixed compensation	668	604
IT services	2,954	2,205
Total	$5,456	$4,963

The following table presents the various balances for related parties included in our consolidated balance sheets as of December 31, 2023 and 2022.

		December 31,
	Location in Balance Sheet	2023	2022
Assets:
Trade AR - NextEra	Accounts receivable, related party	18,696	12,421
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	5,692	5,030
NextEra	Accounts payable, related party	501	501
Staffing and management services - Fortistar	Accounts payable, related party	622	677
IT services - Costar	Accounts payable, related party	209	168
Total liabilities - related party		$7,024	$6,376

11. Reportable Segments and Geographic Information
The Company is organized into four operating segments based on the characteristics of its renewable power generation, dispensing portfolio, and the nature of other products and services. During the first quarter of 2023, the Company changed its internal reporting to its Chief Operating Decision Makers to change the composition of revenues included in our reportable segments. The internal reporting was changed to provide more visibility into our RNG fuel production and operations and to align fuel dispensing revenues with construction and service of fuel dispensing stations. Additionally, the Company changed its internal reporting to report revenues from RECs and ISCC Carbon Credits from RNG Fuel to Renewable Power segment during the third quarter of 2023. This is primarily to reflect a strategic business change to identify all revenues earned from environmental attributes generated from Renewable Power facilities in the same segment.
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
For the years ended December 31, 2023 and 2022, the Company classified revenues from fuel dispensing business of $64,504 and $48,175, respectively, as part of Revenues - Fuel station services.
For the years ended December 31, 2023 and 2022, the Company classified revenues from the sale of environmental attributes generated from Renewable Power facilities of $20,124 and $5,498, respectively, as part of Revenues - Renewable Power.
For the years ended December 31, 2023 and 2022, the Company classified cost of sales related to the fuel dispensing business of $51,032 and $37,331, respectively as part of Cost of sales - Fuel station services.
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

For the year ended December 31, 2023 and 2022, the Company has accounted for its interests in Pine Bend, Reynolds Noble Road, GREP, Paragon and SJI under the equity method of accounting and the results of operations of Beacon, New River, Polk County, Cottonwood, Central Valley, Prince William and Sunoma were consolidated in its consolidated statement of operations. As of May 30, 2023, the Company deconsolidated Emerald and Sapphire. As a result, the Company consolidated Emerald and Sapphire for the period between January 1, 2023 and May 30, 2023 and recorded its ownership interests in Paragon which includes Emerald and Sapphire as equity method investment for the period between May 30, 2023 and December 31, 2023.
As of December 31, 2023, Central Valley, Prince William, Polk County, Cottonwood and Sapphire are not operational. Sunoma became operational in December 2021, Noble Road in January 2022, New River in April 2022 and Pine Bend in September 2022. Emerald began commercial operations in the third quarter of 2023.
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

•Renewable Power Portfolio. The Renewable Power portfolio segment generates renewable power and associated environmental credits through methane-rich landfills which is then sold to public utilities throughout the United States. The Renewable Power portfolio operates primarily in Southern California.

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

	Twelve Months Ended December 31,
	2023	2022
Revenues:
Renewable Power	$54,804	$47,210
RNG Fuel	115,526	141,903
Fuel Station Services	149,408	117,735
Other (1)	840	131
Intersegment	(14,396)	(13,435)
Equity Method Investment(s)	(50,074)	(58,013)
	$256,108	$235,531
____________

(1) Other includes revenues of management fee revenues earned from operations and management of unconsolidated entities and Fortistar Contracting LLC.

	Twelve Months Ended December 31,
	2023	2022
Interest and Financing Expense, Net:
Renewable Power	$(280)	$(5,261)
RNG Fuel	(9,324)	(899)
Fuel Station Services	134	—
Corporate	(192)	(480)
Equity Method Investment(s)	356	—
	$(9,306)	$(6,640)

	Twelve Months Ended December 31,
	2023	2022
Depreciation, Amortization, and Accretion:
Renewable Power	$5,567	$5,696
RNG Fuel	7,770	8,542
Fuel Station Services	3,730	846
Other(1)	—	125
Equity Method Investment(s)	(2,502)	(2,073)
	$14,565	$13,136
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Twelve Months Ended December 31,
	2023	2022
Net income (loss):
Renewable Power	$12,472	$4,681
RNG Fuel	16,678	26,330
Fuel Station Services	17,908	18,245
Corporate	74,441	(22,461)
Equity Method Investment(s)	5,525	5,784
	$127,024	$32,579

	Twelve Months Ended December 31,
	2023	2022
Cash paid for Purchases of Property, Plant, and Equipment:
Renewable Power	$—	$2,001
Fuel Station Services	17,182	7,565
RNG Fuel	96,692	121,844
	$113,874	$131,410

	December 31, 2023	December 31, 2022
Total Assets:
Renewable Power	$37,479	$43,468
RNG Fuel	342,176	376,933
Fuel Station Services	152,625	90,486
Corporate and other	15,230	82,204
Equity Method Investment(s)	207,099	51,765
	$754,609	$644,856

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
As of December 31, 2023, the Company held equity interests in seven VIEs — Sunoma, GREP, Emerald, Sapphire, Paragon, SJI Joint Venture (RNG Atlantic and RNG Burlington) and Central Valley. On May 30, 2023, the Company together with a third-party environmental solutions company formed Paragon. The Company owns 50% of ownership interest in Paragon. Concurrent with the formation of Paragon, the Company contributed its 50% ownership interests in Emerald and Sapphire to Paragon.
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
Upon the execution of the above transaction, the Company reassessed its equity interests in the SJI Joint Venture under ASC 810, Consolidation and determined that the Company does not have a controlling financial interest in SJI Joint

Venture under ASC 810 because the governance of the joint venture is driven by a board jointly controlled by the joint venture partner and OPAL equally and there are substantive participating rights held by the joint venture partner in the significant activities of SJI Joint Venture. As of December 31, 2023, the Company contributed $2,115 towards RNG Atlantic.
As of December 31, 2023, GREP, Paragon and SJI were presented as equity method investments and the remaining two VIEs Sunoma and Central Valley are consolidated by the Company.
At December 31, 2022, GREP has been presented as an equity method investment and the remaining four VIEs Sunoma, Emerald, Sapphire, and Central Valley are consolidated by the Company.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the consolidated balance sheets as of December 31, 2023 and 2022.
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
The following table summarizes the major consolidated balance sheet items for consolidated VIEs as of December 31, 2023 and 2022. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
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

	As of December 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$166	$12,506
Accounts receivable, net	33	966
Restricted cash - current	4,395	6,971
Environmental credits held for sale	29	—
Prepaid expenses and other current assets	107	415
Total current assets	4,730	20,858
Property, plant and equipment, net	26,626	73,140
Restricted cash, non-current	1,850	2,923
Total assets	$33,206	$96,921

Liabilities and equity
Current liabilities:
Accounts payable	$744	$4,896
Accounts payable, related party	1,046	433
Accrued expenses	647	646
Accrued capital expenses	—	7,821
Other current liabilities	92	—
Sunoma Loan- current portion	1,608	380
Total current liabilities	4,137	14,176
Sunoma loan, net of debt issuance costs	20,010	21,712
Other long-term liabilities	211	—
Total liabilities	24,358	35,888
Equity
Stockholders' equity	7,893	34,588
Non-redeemable non-controlling interests	955	26,445
Total equity	8,848	61,033
Total Liabilities and Equity	$33,206	$96,921

13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity

Common stock

As of December 31, 2023, there are (i) 29,701,146 shares of Class A common stock issued and outstanding, (ii) 144,399,037 shares of New OPAL Class D common stock issued and outstanding, (iii) no shares of Class B common stock, par value $0.0001 per share, of (“Class B common stock”) issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below) and (iv) no shares of Class C common stock, par value $0.0001 per share, (“ Class C common stock”) issued and outstanding (shares of Class D common stock do not have any economic value except voting rights as described below).

During the first quarter of 2023, Meteora exercised the put option pursuant to the terms of the Forward Purchase Contract. The Company repurchased 1,635,783 shares at a price of $10.02 per share. The Company recorded $11,614 representing the fair value of the treasury stock as part of stockholders' deficit and $4,777 as an offset to the derivative financial liability, current on its consolidated balance sheet as of December 31, 2023.

In March 2023, the Company issued 49,633 shares to certain warrant holders as consideration for their prior agreement to tender all warrants held by the warrant holders in the Company's voluntary exchange offer which closed on December 22, 2022. The Company recorded $338 representing the fair value of the shares issued based on the closing price on March 30, 2023 as part of Loss on warrant exchange on its consolidated statement of operations for the year ended December 31, 2023.

ATM Program

On November 17, 2023, OPAL Fuels Inc. (the “Company”) entered into an At Market Issuance Sales Agreement (the “ATM Program”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each, an “Agent,” and collectively, the “Agents”) pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $75 million from time to time through the Agents. Pursuant to the terms and conditions of the agreement, the Agents will use commercially reasonable efforts consistent with their normal trading and sales practices and applicable state and federal laws, rules and regulations to sell the Company’s Class A common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposes). The Company is not obligated to make any sales of common stock under the Sales Agreement.

Unless earlier terminated as provided below, the Sales Agreement will automatically terminate upon the issuance and sale of all of the Class A common stock subject to the Sales Agreement. The Sales Agreement may also be terminated by the Company or the Agents at any time upon two days’ notice to the other party, or by the Agents at any time in certain circumstances, including the occurrence of a material adverse change in the Company.The Company will pay each Agent, upon the sale by such Agent of Class A common stock pursuant to the Sales Agreement, an amount equal to up to 3.0% of the gross proceeds of each such sale of Class A common stock. The Company has also provided the Agents with customary indemnification rights.

Under the ATM Program, the Company issued 90,103 shares of Class A common stock in December 2023 at prices ranging between $5.52 and $5.85 and received net proceeds of $366.

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

During the third quarter of 2023, the Company repaid all outstanding paid-in-kind preferred dividends at that time.
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2022 to December 31, 2023:

	Series A-1 preferred units		Series A preferred units		Total
	Units	Amount	Units	Amount
Balance, December 31, 2022	300,000	$32,736	1,000,000	$105,406	$138,142
Paid-in-kind dividends attributable to OPAL Fuels	—	2,168	—	7,051	9,219
Paid-in kind dividends attributable to Class A common stockholders	—	422	—	1,370	1,792
Repayment of paid-in-kind preferred dividends	—	(4,722)	—	(11,814)	(16,536)
Balance, December 31, 2023	300,000	$30,604	1,000,000	$102,013	$132,617

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

Dividends: The Preferred Units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company is allowed to elect to issue additional Preferred Units (paid-in-kind) in lieu of cash for the first eight dividend payment dates. The Company elected to pay the dividends to be paid-in-kind for all periods presented. The annual dividend rate increases to 12% if certain events of defaults occur. Additionally, the dividend rate increases by 2% for each unrelated uncured event of default up to a maximum of 20%.

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

Conversion: Holders may elect to convert Preferred Units into common units in the event that the Company fails to redeem the Preferred Units under an optional redemption. The annual dividend rate shall increase to 12% and will further increase to 14% after one year, and thereafter by 2% every 90 days up to a maximum of 20%. The Company must also redeem all NextEra Series A preferred units on which the redemption option has been exercised prior to redeeming any Hillman Series A-1 preferred units. If elected, the Holder may convert all or a portion of its Preferred Units into a number of common units equal to the number of Preferred Units, multiplied by $100, plus accrued and unpaid cash dividends, divided by the conversion price. The conversion price is equal to the value of the Company’s common units determined as follows, and reduced by (i) a 20% discount if conversion occurs during the first year of delayed redemption, (ii) a 25% discount during the 2nd year, and (iii) a 30% discount thereafter:

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

Redeemable non-controlling interests have been presented as mezzanine equity in the consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' (deficit) equity. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of December 31, 2023, the Company recorded $(312,396) to adjust the carrying value to their redemption value based on a five-day VWAP of $5.56 per share.
14. Net Income Per Share
The basic income per share of Class A common stock is computed by dividing the net income attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. The basic income per share for year ended December 31, 2023 does not include 1,635,783 shares in treasury, 763,908 shares issued and outstanding but are contingent on achieving earnout targets. In the first quarter of 2023, the put option was exercised and 197,258 shares of Class A common stock were cancelled.
The diluted income per share of Class A common stock for the year ended December 31, 2023 does not include Redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of December 31, 2023. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 716,650 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of December 31, 2023. The outstanding stock options issued under the 2022 Plan are not included as their impact is antidilutive. The outstanding performance units under the 2022 Plan are not included as the performance conditions have not been met as of December 31, 2023.
The Class D common stock does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

	Twelve Months Ended December 31,
	2023	2022
Net loss attributable to Class A common stockholders	$18,936	$3,391
Less:change in fair value of the put option on the forward purchase agreement	—	(134)
Diluted Net loss attributable to Class A common stockholders	18,936	3,257

Weighted average number of shares of Class A common stock - basic	27,148,538	25,774,312
Effect of dilutive Restricted Stock Units	345,478	14,203
Effect of the dilutive put option on the forward purchase agreement	—	273,883
Weighted average number of shares of Class A common stock - diluted	27,494,016	26,062,398
Net loss per share of Class A common stock
Basic	$0.70	$0.13
Diluted	$0.69	$0.12
15. Income Taxes
As a result of the Company’s up-C structure effective with the Business Combinations, the Company expects to be a tax-paying entity. However, as the Company has historically been loss-making, any deferred tax assets created as a result of net operating losses and other deferred tax assets for the excess of tax basis in the Company's investment in Opal Fuels would be offset by a full valuation allowance. Prior to the Business Combination, OPAL Fuels was organized as a limited liability company, with the exception of one partially-owned subsidiary which filed income tax returns as a C-Corporation. The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Judgment is required in determining the provisions for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Our federal and state income tax returns are subject to examination by federal and state tax authorities. Our 2022 and 2023 tax years remain open for all purposes of examination by the IRS and the state tax authorities. We do not anticipate that the outcome of any federal or state audit will have a significant impact on our financial position or results of operations.
For the years ended December 31, 2023 and 2022, the Company recognized federal and state income tax expense of $0 and $0, respectively.
The effective tax rate was 0% for the years ended December 31, 2023 and 2022. The difference between the Company's effective tax rate for the year ended December 31, 2023, and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company's net U.S. and State deferred tax assets, income (loss) from pass-through entities not attributable to Class A common stock and state and local taxes.

	Twelve Months Ended December 31,
	2023	2022
Expected income tax at statutory rate	$26,639	$6,884

State income taxes, net of federal	—	184
Gain on deconsolidation of entities	(25,803)	—
Earnings attributable to non-controlling interest	(1,063)	(6,172)
Change in valuation allowance	140	(896)
Other	87	—
Total tax expense - continuing operations	$—	$—
The components of the deferred tax assets and liabilities are as follows:

	Twelve Months Ended December 31,
	2023	2022
Deferred tax assets:
Investment in partnership	$25,133	$26,637
163j interest limitation	608	109
Federal NOL carryforward	1,165	3,094
State NOL carryforward	785	677
Total deferred tax assets	27,691	30,517

Valuation allowance for deferred tax assets	(27,691)	(30,517)
Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred income tax asset or liability	$—	$—
As of December 31, 2023, the Company is in a net deferred tax asset position. Based on all available positive and negative evidence, including projections of future taxable income, the Company believes it is more likely than not that the deferred tax assets will not be realized. As such, a full valuation allowance was recorded against the net deferred tax asset position for federal and state purposes as of December 31, 2023. For purposes of determining pre-tax income/(loss) for the pre Business Combination period, the Company relied on the historical financial statements of Opal Fuels, LLC as this is the best information to represent the historic pre-tax income/(loss) of Opal Fuels Inc. The Company is not forecasting significant ordinary income or capital gain to realize the Company's deferred tax assets. Should future results of operations demonstrate a trend of profitability, additional weight may be placed upon other evidence, such as forecasts of future taxable income. Additionally, future events and new evidence, such as the integration and realization of profit from recently acquired assets, could lead to increased weight being placed upon future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, the Company believes that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.

16. Stock-based Compensation
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
On March 31, 2023, the Company issued 196,961 stock options, 888,831 restricted stock units and 274,617 performance units to certain employees of the Company. The fair value of the stock options was determined to be $5.26 based on Black Scholes model based on the share price of $6.97, exercise price of $6.97, expiration of 10 years, annual risk free interest rate of 4.04% and volatility of 65%. The performance units were contingent upon Company achieving certain Adjusted EBITDA and production targets. The grant date fair value of these awards was estimated using the closing share price of the Company's stock on the date of the grant and the compensation cost related to these awards is recognized based on the relative satisfaction of the performance condition as of the reporting date. Additionally, the Company issued 135,583 restricted stock units to the board of directors. The total fair value of the equity awards was $6,955.
A summary of the equity awards under the 2022 Plan for the year ended December 31, 2023 is as follows:

	Restricted stock units	Weighted average fair value per restricted unit on grant date	Aggregate fair value	Vesting terms
Restricted Stock Units:
Unvested restricted stock units outstanding as of December 31, 2022	422,349	$7.94		100% vesting on October 3, 2023
Granted in March 2023	1,024,414	6.97		Three equal installments vesting over 3 years
Granted in June 2023	13,933	7.38		100% vesting on June 28,2024
Vested during 2023	(280,928)	7.94
Withheld for settlement of taxes	(123,397)	7.94
Forfeitures during 2023	(106,435)	7.19
Unvested restricted stock units outstanding at December 31, 2023	949,936	$6.98	$6,627
Stock Options:
Unvested awards as of December 31, 2022	—	—
Granted in March 2023	196,961	5.26		Three equal installments vesting over 3 years
Forfeitures during 2023	(21,071)	5.26
Unvested Stock Options at December 31, 2023	175,890	$5.26	$925
Performance Stock Units:
Unvested awards as of December 31, 2022	—	—
Granted in March 2023	274,617	6.97		100% vesting on March 31, 2026
Vested during 2023	(83)	6.97
Shares withheld for settlement of taxes	(31)	6.97
Forfeitures	(34,823)	6.97
Performance Stock Units outstanding as of December 31, 2023	239,680	$6.97	$1,671
Total unvested awards outstanding as of December 31, 2023	1,365,506	$6.75	$9,223
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
There were no new residual equity interest grants during the year ended December 31, 2023.

As of December 31, 2023, 86% of the Profit Interests issued vested and there were 14% of Profit Interests unvested. There were no forfeitures during the year ended December 31, 2023.

As of December 31, 2022, 66% of the Profit Interests issued vested and there were 34% of Profit Interests unvested.

The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Twelve Months Ended December 31,
	2023	2022
2022 Plan	$5,264	$830
Parent Equity Awards	639	639
	$5,903	$1,469

Stock-based compensation expense related to unvested awards yet to be recognized as of December 31, 2023 totaled $6,308 and is expected to be recognized, on a weighted average basis, over 2.3 years.

The future compensation to be recognized for the Parent Equity Awards as of December 31, 2023 is $453 and will be recognized the remaining vesting period which ranges from one to two years.

17. Commitments and Contingencies
Letters of Credit
As of December 31, 2023 and December 31, 2022, the Company was required to maintain nine standby letters of credit totaling $13,750 and $2,292, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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

Set forth below is information related to the Company’s material pending legal proceedings as of the date of this report, other than ordinary routine litigation incidental to the business.

Central Valley Project

In September 2021, an indirect subsidiary of the Company, MD Digester, LLC, entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. d/b/a CEI Builders (“Contractor”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock. In December 2021, a second indirect subsidiary of the Company, VS Digester, LLC entered into a nearly identical EPC Contract with Contractor for the design and construction of a second facility in connection with the same project.

Contractor has submitted a series of change order requests seeking to increase the EPC Contract price under each contract by approximately $14 million (i.e., approximately $28 million in total), primarily due to modifications to Contractor’s design drawings that are required to meet its contracted performance guaranties and a termination (for default) of one of Contractor’s major equipment manufacturers. The Company disputes substantially all of the change order requests.

On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has not been set for hearing. Contractor is required to select an arbitrator who will in concert with the Company’s selected arbitrator nominate a Chair for the AAA, three-person arbitration panel. As a result of the procedural status of these matters, no discovery has occurred. The EPC Agreement provides that Contractor is obligated to continue working during the course of the litigation and related arbitration proceedings. Contractor’s performance under both of the EPC Contracts is fully bonded by licensed sureties.

Despite informal settlement discussions with Contractor, the parties have not been able as of yet to resolve the claims. The Company believes its claims against Contractor have substantial merit, and intends to prosecute its claims vigorously. However, due to the incipient stage of the litigation and related arbitration, its ongoing status, and the uncertainties involved in all litigation and arbitration, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact on the Central Valley projects or the Company's business, financial condition or results of operations.
18. Subsequent Events

On March 5, 2024, Paragon RNG LLC, a joint venture between OPAL Fuels Inc. and a third-party environmental solutions company (“Paragon”), as the Borrower, certain indirect subsidiaries of the Borrower as guarantors (the “Guarantors”), the lenders party thereto and Bank of Montreal as the administrative agent (the “Administrative Agent”) entered into the First Amendment to Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement Amendment”), and Paragon, the Administrative Agent and Wilmington Trust, National Association as collateral and depositary agent entered into the First Amendment to Depositary Agreement (the “Depositary Agreement Amendment”), with respect to the Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) and Depositary Agreement (the “Depositary Agreement”) entered into on May 30, 2023.

The Credit Agreement Amendment reclassifies the debt service reserve facility (the “DSR Facility”) under the Credit Agreement as a revolving loan facility of up to a maximum aggregate principal amount of $10.0 million (the “Revolving Loan Facility”) on substantially the same terms as the DSR Facility, with the proceeds of the Revolving Loan Facility to be used primarily to satisfy the balance to be maintained in the debt service reserve account. The Credit Agreement Amendment extends the outside date (the “Conversion Date”) for completion of construction of the Emerald RNG LLC (“Emerald”) and Sapphire RNG LLC (“Sapphire”) projects from June 30, 2024 to December 1, 2024, and requires the Borrower, prior to the Conversion Date, to maintain a debt service coverage ratio with respect to the Emerald project (the “Pre-Term Conversion Debt Service Coverage Ratio”) of not less than 1.2:1.0, as tested on a trailing four fiscal quarters basis as of the last day of each fiscal quarter commencing as of the effective date of the Credit Agreement

Amendment. Availability under the Credit Agreement’s delayed term loan facility (the “DDTL Facility”) has been reduced from a maximum aggregate principal amount of $85.0 million to approximately $81.0 million to account for DDTL Facility borrowings under the Credit Agreement to date, and with certain exceptions, the DDTL Facility borrowings are no longer available for project costs related to the Emerald project.

The Credit Agreement Amendment and the Depositary Agreement Amendment together require prepayments of principal in the amount of $2.0 million each on the last business day of each fiscal quarter in 2024, and to the extent funds are available on such dates, additional prepayments in the amounts of $2.5 million, $6.0 million, $10.0 million and $15.0 million (each a “Target Aggregate Special Principal Prepayment Amount”), respectively, in each case net of the prepayments already paid as of such date since January 1, 2024. As a condition precedent to making certain restricted payments, all mandatory prepayments made in 2024, in the aggregate, must meet or exceed the Target Aggregate Special Principal Prepayment Amount for such fiscal quarter, and the Pre-Term Conversion Debt Service Coverage Ratio must be greater than or equal to 1.4:1.0 as of the last day of the fiscal quarter immediately preceding the proposed date of such restricted payment.

The Credit Agreement Amendment and the Depositary Agreement Amendment are subject to a $150,000 amendment fee paid at closing of such amendments.

On March 12, 2024, Fortistar, through its subsidiary OPAL Holdco, converted 71.5 million shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction has no effect on the economic interest in the Company held by Fortistar or OPAL Holdco. Fortistar converted such shares in order that the Company’s Class A common stock would become eligible for inclusion in certain stock market indices, on which many broad-based mutual funds and exchange-traded index funds are based. There can be no assurance that the Company’s Class A common stock will be included in any stock market index as a result of the share conversion, or that if the Company’s Class A common stock is included in any such index, that the price per share of the Company’s Class A common stock will be positively affected.

Post this exchange, Fortistar holds 72,899,037 shares of Class D common stock and 71,500,000 shares of Class B common stock.