Form 10-Q
period 2024-03-31
OPAL Fuels Inc.
filed 2024-05-10
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of May 9, 2024, a total of 28,386,505 shares of Class A common stock, par value $0.0001 per share, and 71,500,000 shares of Class B common stock, par value of $0.0001 per share and 72,899,037 shares of Class D common stock, par value $0.0001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “objective,” “outlook,” “plans,” “projected,” “propose,” “seeks,” “target,” “will,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
▪our ability to grow and manage growth profitably, and maintain relationships with customers and suppliers;
▪ our success in retaining or recruiting, our principal officers, key employees or directors;
▪intense competition and competitive pressures from other companies in the industry in which we operate;
▪increased costs of, or delays in obtaining, key components or labor for the construction and completion of landfill gas ("LFG") and livestock waste projects that generate electricity and renewable natural gas (“RNG”), compressed natural gas (“CNG”) and hydrogen dispensing stations;
▪factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
▪the reduction or elimination of government economic incentives to the renewable energy market;
▪factors associated with companies that are engaged in the production and integration of RNG, including (i) anticipated trends, growth rates and challenges in those businesses and in the markets in which they operate, (ii) contractual arrangements with, and the cooperation of, owners and operators of the landfill and livestock biogas conversion project facilities, on which we operate our LFG and livestock waste projects that generate electricity and (iii) RNG prices for Environmental Attributes (as defined below), low carbon fuel standard ("LCFS") credits and other incentives;
▪the ability to identify, acquire, develop and operate renewable projects and fueling stations ("Fueling Stations");
▪our ability to issue equity or equity-linked securities or obtain or amend debt financing;
▪the demand for renewable energy not being sustained;
▪impacts of climate change, changing weather patterns and conditions and natural disasters; and
▪the effect of legal, tax and regulatory changes.
The forward-looking statements contained in this Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2024 (our "Annual Report"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance sheets as of March 31, 2024 (Unaudited) And December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' Deficit for the three months ended March 31, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	7
	Notes To Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 4.	CONTROLS AND PROCEDURES	58

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	59
ITEM 1A.	RISK FACTORS	59
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	59
ITEM 4.	MINE SAFETY DISCLOSURES	60
ITEM 5.	OTHER INFORMATION	61
ITEM 6.	EXHIBITS	61
SIGNATURES		63

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (includes $1,160 and $166 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	$28,207	$38,348
Accounts receivable, net (includes $334 and $33 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	22,805	27,623
Accounts receivable, related party	14,912	18,696
Restricted cash - current (includes $1,012 and $4,395 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,012	4,395
Short term investments	5,975	9,875
Fuel tax credits receivable	4,212	5,345
Contract assets	8,997	6,790
Parts inventory (includes $29 and $29 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	11,135	10,191
Environmental credits held for sale	1,534	172
Prepaid expense and other current assets (includes $113 and $107 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	6,373	6,005
Derivative financial assets, current portion	537	633
Total current assets	105,699	128,073
Capital spares	3,638	3,468
Property, plant, and equipment, net (includes $26,254 and $26,626 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	359,369	339,493
Operating lease right-of-use assets	12,137	12,301
Investment in other entities	206,014	207,099
Note receivable - variable fee component	2,369	2,302
Other long-term assets	1,651	1,162
Intangible assets, net	1,537	1,604
Restricted cash - non-current (includes $1,957 and $1,850 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	3,477	4,499
Goodwill	54,608	54,608
Total assets	$750,499	$754,609
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable (includes $11 and $744 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	10,815	13,901
Accounts payable, related party (includes $802 and $1,046 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	8,166	7,024
Fuel tax credits payable	4,551	4,558
Accrued payroll	10,422	9,023
Accrued capital expenses	10,743	15,128
Accrued expenses and other current liabilities (includes $861 and $647 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	16,792	14,245
Contract liabilities	7,785	6,314
OPAL Term Loan, current portion	1,866	—

Sunoma Loan, current portion (includes $1,652 and $1,608 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,652	1,608
Operating lease liabilities - current portion	656	638
Other current liabilities (includes $94 and $92 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	94	92
Asset retirement obligation, current portion	1,812	1,812
Total current liabilities	75,354	74,343
Asset retirement obligation, non-current portion	5,068	4,916
OPAL Term Loan, net of debt issuance costs	175,161	176,532
Sunoma Loan, net of debt issuance costs (includes $19,609 and $20,010 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	19,609	20,010
Operating lease liabilities - non-current portion	11,646	11,824
Earn out liabilities	1,497	1,900
Other long-term liabilities (includes $1,297 and $211 at March 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	8,637	7,599
Total liabilities	296,972	297,124
Commitments and contingencies
Redeemable preferred non-controlling interests	130,000	132,617
Redeemable non-controlling interests	705,190	802,720
Stockholders' deficit
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of March 31, 2024; 30,022,288 and 29,701,146 shares, issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2024; 71,500,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2024; and 0 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2024; 72,899,037 and 144,399,037 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	14
Additional paid-in capital	—	—
Accumulated deficit	(370,832)	(467,195)
Accumulated other comprehensive income (loss)	42	(15)
Class A common stock in treasury, at cost; 1,635,783 shares at March 31, 2024 and December 31, 2023	(11,614)	(11,614)
Total Stockholders' deficit attributable to the Company	(382,387)	(478,807)
Non-redeemable non-controlling interests	724	955
Total Stockholders' deficit	(381,663)	(477,852)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' deficit	$750,499	$754,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
RNG fuel (includes revenues from related party of $15,495 and $4,715 for the three months ended March 31, 2024 and 2023, respectively)	$17,727	$6,749
Fuel Station Services (includes revenues from related party of $7,741 and $1,493 for the three months ended March 31, 2024 and 2023, respectively)	37,142	20,828
Renewable Power (includes revenues from related party of $1,526 and $1,527 for the three months ended March 31, 2024 and 2023, respectively)	10,083	15,380
Total revenues	64,952	42,957
Operating expenses:
Cost of sales - RNG fuel	8,338	6,038
Cost of sales - Fuel Station Services	30,335	20,292
Cost of sales - Renewable Power	9,258	8,378
Project development and start up costs	785	1,883
Selling, general, and administrative	13,161	14,074
Depreciation, amortization, and accretion	3,711	3,567
Income from equity method investments	(4,206)	(705)
Total expenses	61,382	53,527
Operating income (loss)	3,570	(10,570)
Other income (expense):
Interest and financing expense, net	(3,961)	(641)
Change in fair value of derivative instruments, net	403	3,933
Other income (expense)	665	(68)
Income (loss) before provision for income taxes	677	(7,346)
Provision for income taxes	—	—
Net income (loss)	677	(7,346)
Net loss attributable to redeemable non-controlling interests	(1,627)	(8,233)
Net income (loss) attributable to non-redeemable non-controlling interests	2	(297)
Dividends on redeemable preferred non-controlling interests (1)	2,618	2,763
Net loss attributable to Class A common stockholders	$(316)	$(1,579)

Weighted average shares outstanding of Class A common stock:
Basic	27,368,204	27,383,562
Diluted	27,368,204	27,383,562
Per share amounts:
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)
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

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$677	$(7,346)
Other comprehensive income (loss):
Effective portion of the cash flow hedge attributable to equity method investments	350	—
Net unrealized loss on cash flow hedges	—	(356)
Total comprehensive income (loss)	1,027	(7,702)
Net income (loss) attributable to redeemable non-controlling interests	565	(5,915)
Other comprehensive income (loss) attributable to redeemable non-controlling interests	293	(299)
Comprehensive income (loss) attributable to non-redeemable non-controlling interests	2	(297)
Dividends on Redeemable preferred non-controlling interests	426	445
Comprehensive loss attributable to Class A common stockholders	$(259)	$(1,636)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Class A common stock		Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2023	29,701,146	$3	—	$—	144,399,037	$14	$—	$(467,195)	$(15)	$955	(1,635,783)	$(11,614)	$(477,852)	$132,617	$802,720
Net income	—	—	—	—	—	—	—	110	—	2	—	—	112	—	565
Other comprehensive income	—	—	—	—	—	—	—	—	57	—	—	—	57	—	293
Issuance of Class A common stock under the ATM program (1)	14,005	—	—	—	—	—	97	—	—	—	—	—	97	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (2)	307,137	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	—	—	—	—	165	—	848
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(426)	—	—	—	—	(426)	2,618	(2,192)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	365	96,679	—	—	—	—	97,044	—	(97,044)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,235)	—
March 31, 2024	30,022,288	$3	71,500,000	$7	72,899,037	$7	$—	$(370,832)	$42	$724	(1,635,783)	$(11,614)	$(381,663)	$130,000	$705,190
(1) During the first quarter of 2024, the Company issued shares of Class A common stock under the Company's ATM program. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' (Deficit) Equity for additional information.
(2) Represents the equity awards vested net of shares of Class A common stock withheld for taxes. Please see Note 16. Stock-based Compensation for additional information.

	Class A common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2022	29,477,766	$3	144,399,037	$14	$—	$(800,813)	$195	$26,445	—	$—	$(774,156)	$138,142	$1,013,833
Net loss	—	—	—	—	—	(1,134)	—	(297)	—	—	(1,431)	—	(5,915)
Other comprehensive loss	—	—	—	—	—	—	(58)	—	—	—	(58)	—	(299)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,722	—	—	1,821	—	—	3,543	—	—
Issuance of Class A common stock on warrant exchange	49,633	—	—	—	338	—	—	—	—	—	338	—	—
Cancellation of fractional shares on warrant exchange	(26)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of put option forward purchase contract - Meteora	—	—	—	—	—	—	—	—	(1,635,783)	(11,614)	(11,614)	—	—
Forfeiture of Class A common stock	(197,258)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	157	—	—	—	—	—	157	—	814
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(2,217)	(5,503)	—	—	—	—	(7,720)	—	7,720
Paid-in-kind preferred dividend	—	—	—	—	—	(445)	—	—	—	—	(445)	2,763	(2,318)
March 31, 2023	29,330,115	$3	144,399,037	$14	$—	$(807,895)	$137	$27,969	(1,635,783)	$(11,614)	$(791,386)	$140,905	$1,013,835
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$677	$(7,346)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from equity method investments	(4,206)	(705)
Distributions from equity method investments	4,415	—
Provision for bad debts	—	492
Amortization of operating lease right-of-use assets	164	147
Depreciation and amortization	3,559	3,465
Amortization of deferred financing costs	555	450
Loss on warrant exchange	—	338
Accretion expense related to asset retirement obligation	152	102
Stock-based compensation	1,013	971
Paid-in-kind interest income	(67)	(78)
Change in fair value of Convertible Note Payable	—	563
Unrealized loss on derivative financial instruments	(307)	(4,855)
Changes in operating assets and liabilities:
Accounts receivable	4,818	611
Accounts receivable, related party	3,784	8,375
Fuel tax credits receivable	1,133	1,649
Capital spares	(171)	(13)
Parts inventory	(944)	(1,968)
Environmental credits held for sale	(1,362)	(853)
Prepaid expense and other current assets	(656)	1,078
Contract assets	(2,207)	1,227
Accounts payable	(3,989)	622
Accounts payable, related party	1,142	(507)
Fuel tax credits payable	(7)	(940)
Accrued payroll	1,400	1,547
Accrued expenses	2,524	(1,199)
Operating lease liabilities - current and non-current	(160)	(107)
Other current and non-current liabilities	987	601
Contract liabilities	1,471	504
Net cash provided by operating activities	13,718	4,171
Cash flows from investing activities:
Purchase of property, plant, and equipment	(26,752)	(38,780)
Proceeds from short term investments	3,900	27,986
Cash paid for investment in other entities	(1,500)	—
Distributions received from equity method investment	2,726	1,900
Net cash used in investing activities	(21,626)	(8,894)
Cash flows from financing activities:
Proceeds from OPAL Term Loan	—	10,000
Cash paid for taxes related to net share settlement of equity awards	(627)	—
Cash paid for purchase of shares upon exercise of put option	—	(16,391)
Financing costs paid to other third parties	(238)	(100)
Repayment of Senior Secured Credit Facility	—	(22,750)
Repayment of OPAL Term Loan	—	(6,933)
Repayment of Sunoma Loan	(380)	—

Repayment of Municipality loan	—	(45)
Repayment of equipment loan	(22)	—
Payment of preferred dividends	(5,235)	—
Distribution to non-redeemable non-controlling interest	(233)	—
Proceeds from issuance of shares of Class A common stock under the ATM program, net	97	—
Proceeds from sale of non-redeemable non-controlling interest, related party	—	3,543
Net cash used in financing activities	(6,638)	(32,676)
Net decrease in cash, restricted cash, and cash equivalents	(14,546)	(37,399)
Cash, restricted cash, and cash equivalents, beginning of period	47,242	77,221
Cash, restricted cash, and cash equivalents, end of period	$32,696	$39,822
Supplemental disclosure of cash flow information
Interest paid, net of $1,444 and $5,475 capitalized, respectively	$3,242	$1,322
Noncash investing and financing activities:
Paid-in-kind dividend on redeemable preferred non-controlling interests	$—	$2,763
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$10,743	$15,424
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

OPAL Fuels Inc. (including its subsidiaries, the "Company", “OPAL,” “we,” “us” or “our”) is a renewable energy company specializing in the capture and conversion of biogas for the (i) production of RNG for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of Renewable Power for sale to utilities, (iii) generation and sale of Environmental Attributes associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. The term “Environmental Attributes” refers to federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, ISCC Carbon Credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects. OPAL also designs, develops, constructs, operates and services Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The biogas conversion projects currently use landfill gas and dairy manure as the source of the biogas. In addition, we have recently begun implementing design, development, and construction services for hydrogen Fueling Stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.
The Company is organized into four operating segments based on the characteristics and the nature of products and services. The four operating segments are RNG Fuel, Fuel Station Services, Renewable Power and Corporate.
All amounts in these footnotes are presented in thousands of dollars except share and per share data.
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
Certain prior period amounts have been reclassified to conform with the current period presentation including reclassification of the Company’s proportional share of income in equity investments into operating income. See Note 3. Investment in Other Entities for further discussion. The Company reclassified certain project development and start up costs as a separate line within Operating expenses, which were previously included in Cost of sales - RNG Fuel and Selling, general and administrative expenses. Please see the Project development and start up costs section within Note 2. Additionally, the Company also reclassified certain Asset retirement obligations from current to non-current.
The information included in this quarterly report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as the interim disclosures generally do not repeat those in the annual financial statements. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim periods included in this Quarterly Report.

Variable Interest Entities
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a VIE for which we are the primary beneficiary. The Company applies the VIE model from ASC 810 when the Company has a variable interest in a legal entity not subject to a scope exception and the entity meets any of the five characteristics of a VIE. The primary beneficiary of a VIE is considered to be the party that both possesses the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the rights to receive benefits of the VIE that could be significant to the VIE. To the extent a VIE is not consolidated, the Company evaluates its interest for application of the equity method of accounting. Equity method investments are included in the condensed consolidated balance sheets as “Investments in other entities.” Investments in unconsolidated entities in which the Company has influence over the operating or financial decisions are accounted for under the equity method.
As of March 31, 2024, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Emerald RNG LLC ("Emerald"), Sapphire RNG LLC ("Sapphire"), Paragon RNG LLC ("Paragon"), Land2Gas LLC (the "SJI Joint Venture" (RNG Atlantic and RNG Burlington)) and GREP BTB Holdings LLC ("GREP") under the equity method.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of stock-based compensation, asset retirement obligations, the estimated losses on our trade receivables, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use lease assets and lease liabilities, the impairment assessment of goodwill and the fair value of derivative instruments. Actual results could differ from those estimates.
The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM), report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment's net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of those additional measures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively for all periods presented. The Company expects to report significant operating expenses by segment and other additional disclosures the Company is currently evaluating, upon adoption of ASU 2023-07 in its consolidated financial statements.
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

Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$28,207	$38,348
Restricted cash - current (1)	1,012	4,395
Long-term assets:
Restricted cash held as collateral (2)	3,477	4,499
Total cash, cash equivalents, and restricted cash	$32,696	$47,242
(1) Restricted cash - current as of March 31, 2024 consists of $1,012 related to debt reserve on Sunoma Loan. Restricted cash - current as of December 31, 2023 consists of $3,361 related to debt reserve on Sunoma Loan and $1,034 relates to deposit on our interconnections payments.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The Short term investments of $5,975 and $9,875 as of March 31, 2024 and December 31, 2023, respectively, consists of cash invested in commercial paper with maturities ranging between 1 and 12 months as of the reporting date. The amounts in these accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Earnout Liabilities
In connection with the Business Combination and pursuant to a sponsor letter agreement, the Sponsor agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The Earnout Awards were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net. For the three months ended March 31, 2024 and 2023, the Company recorded a gain of $403 and $4,310, respectively, in its condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the Company recorded earnout liabilities of $1,497 and $1,900, respectively, on its condensed consolidated balance sheets.
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

At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of March 31, 2024, the maximum redemption value was $705,190.
Project development and start up costs
The Company has multiple RNG projects under construction for which the Company incurs certain development costs such as legal, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs. Additionally, the Company also incurs certain expenses on new RNG projects that started operating for the first two years such as virtual pipeline costs (trucking costs incurred until a physical pipeline is connected) and ramp up costs. These costs are temporary and non-recurring over the project lifetime. Historically, the Company included these expenses in Cost of sales - RNG Fuel and Selling, general and administrative expenses with no associated revenues. For the three months ended March 31, 2024 and 2023, the Company is presenting these expenses in a separate line within operating expenses to provide additional information to the readers of the financial statements regarding the ongoing profitability of our RNG projects in operation.
The following table provides information on the types of expenses classified under this expense category:

	Three Months Ended March 31,
	2024	2023
Site lease expenses	$275	$254
Legal and professional fees	288	275
Royalties	—	500
Virtual pipeline costs	119	700
Management services (1)	30	126
Other	73	28
Total Project development and startup costs	$785	1,883
(1) Relates to charges billed to the individual projects by Fortistar. See Note. 10 Related parties for additional information.
Net loss per share
The Company's basic earnings per share of Class A common stock is computed based on the average number of outstanding shares of Class A common stock for the period.
The Company's diluted earnings per share includes effects of the Company's outstanding equity awards under the 2022 Plan (as defined elsewhere in these financial statements), Redeemable non-controlling interests (OPAL Fuels Class B units), redeemable preferred non-controlling interests, Sponsor Earnout Awards and OPAL Earnout Awards. The dilutive effect is not applicable for the periods presented.
Accounts Receivable, Net
The Company's allowance for credit losses was $82 and $0 at March 31, 2024 and December 31, 2023.
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
As of March 31, 2024 and December 31, 2023, the Company estimated the value of its total asset retirement obligations to be $6,880 and $6,728, respectively.
The changes in the asset retirement obligations were as follows as of March 31, 2024:

March 31, 2024
Balance, December 31, 2023 - Current and non-current	$6,728
Payment of asset retirement obligations during the year	—
Accretion expense	152
Total asset retirement obligation	6,880
Less: current portion	(1,812)
Total asset retirement obligation, net of current portion	$5,068
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
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra, a related party, for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company is committed to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a discount fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended March 31, 2024 and 2023, the Company earned net revenues after discount and fees of $15,495 and $4,715, respectively, under this contract which was recorded as part of Revenues - RNG Fuel. For the three months ended March 31, 2024 and 2023, the Company earned net revenues after discount and fees of $7,741 and $1,493, respectively, which was recorded as part of Revenues - Fuel Station Services.

During third and fourth quarter of 2022, two of the wholly-owned subsidiaries from our Renewable Power portfolio entered into a purchase and sale agreement with an Environmental Attribute marketing firm to sell Environmental Attributes associated with renewable biomethane ("ISCC Carbon Credits") and purchase brown gas back at contracted fixed prices per million British thermal units ("MMbtu"). One of these contracts has a term of 3-years from the date of certification of the facility with an auto-renewal option. The other contract was terminated in August 2023. During the third quarter of 2023, three additional Renewable Power facilities entered into purchase and sale agreements with 3-year terms and similar terms and conditions as the previous contracts. For the three months ended March 31, 2024 and 2023, the Company earned net revenues of $3,788 and $5,445, respectively under the contracts which were recorded as part of Revenues - Renewable Power in the condensed consolidated statement of operations.
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
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended March 31,
	2024	2023
Renewable Power sales	$5,819	$9,604
Third party construction	10,790	7,154
Service	5,335	4,904
Brown gas sales	5,602	7,530
Environmental credits (1)	35,677	12,677
Parts sales	397	187
Other	341	—
Total revenue from contracts with customers	63,961	42,056
Lease revenue (2)	991	901
Total revenue	$64,952	$42,957
(1) Includes revenues of $3,617 and $5,168 for the three months ended March 31, 2024 and 2023, from customers domiciled outside of United States.
(2) Lease revenue relates to approximately twenty-six fuel purchasing agreements out of which we have two of our RNG fuel stations with minimum take or pay provisions and revenue from power purchase agreements at two of our Renewable Power facilities where we determined that we transferred the right to control the use of the power plant to the purchaser.
For the three months ended March 31, 2024 and 2023, 16.6% and 16.6%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income (expense)
The following table shows the items consisting of items recorded as Other income (expense):

	Three Months Ended March 31,
	2024	2023
Gain on transfer of non-financial asset in exchange for services received (1)	$665	$270
Loss on warrant exchange	—	(338)
Other income (expense)	$665	$(68)
(1) Represents the fair value of RINs transferred as consideration for services received.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Accounts receivable, net	$22,805	$27,623
Contract assets:
Cost and estimated earnings in excess of billings	$6,818	$4,630
Accounts receivable retainage, net	2,179	2,160
Contract assets total	$8,997	$6,790
Contract liabilities:
Billings in excess of costs and estimated earnings	$7,785	$6,314
Contract liabilities total	$7,785	$6,314
During the three months ended March 31, 2024, the Company recognized revenue of $2,746 that was included in "Contract liabilities" at December 31, 2023. During the three months ended March 31, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022.
Environmental credits held for sale
The Company provides dispensing and credit monetization services to OPAL owned facilities and third-party customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the environmental credits received as part of Revenues - Fuel Station Services and Environmental credits held for sale within current assets based on their estimated fair value at contract inception. It is recorded at historical fair value at contract inception and reviewed to ensure it is recorded at lower of cost and net realizable value at each balance sheet date. Due to the historically higher LCFS pricing, the fair value at contract inception may be significantly higher than the net realizable value of the environmental credits generated at the period-end balance sheet date. For the three months ended March 31, 2024 and 2023, the Company recorded $3,156 and $1,218 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.
Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At March 31, 2024, the Company had a backlog of $43,731 of which $32,917 is anticipated to be recognized as revenue in the next 12 months.
Major Maintenance

Major maintenance is a component of maintenance expense and encompasses overhauls of internal combustion engines, gas compressors and electrical generators. Major maintenance is expensed as incurred. Major maintenance expense was $2,909 and $2,076 for the three months ended March 31, 2024 and 2023 respectively, and is included in cost of sales — Renewable Power in the consolidated statements of operations.

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
Significant Customers, Vendors and Concentration of Credit Risk
For the three months ended March 31, 2024, two customers accounted for 55% of the revenue. For the three months ended March 31, 2023, three customers accounted for 44% of the revenue. At March 31, 2024, two customers accounted for 58% of accounts receivable. At December 31, 2023, two customers accounted for 54% of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of March 31, 2024, no vendors accounted for more than 10% of the accounts payable. As of December 31, 2023, one vendor accounted for 32% of the accounts payable.
3. Investment in Other Entities
The Company uses the equity method to account for investments in affiliates that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's investments in these nonconsolidated affiliates are reflected in the Company's condensed consolidated balance sheets under the equity method, and the Company's proportionate net income, if any, is included in the Company's condensed consolidated statements of operations as income from equity method investments.
We continue to evaluate operational developments and the impact of the anticipated expansion of the operations of our existing equity method investments. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integral part of our RNG segment business operations as they provide critical additional production capacity. Therefore, we have determined that the presentation of income (loss) from equity method investments as part of the operating income is more meaningful and useful information to the readers of our financial statements. As a result, we have reclassified our portion of income (loss) from equity method investments to Operating income for all periods presented.

The following table shows the movement of Investment in Other Entities:

	Pine Bend	Noble Road	GREP	SJI	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%

Balance at December 31, 2023	$21,062	$22,174	$2,015	$1,567	$160,281	$207,099
Net income from equity method investment	1,042	1,469	(71)	(59)	3,255	5,636
Contribution by the Company	—	—	—	1,500	—	1,500
Distributions from return on investment in equity method investment (1)	(996)	(1,400)	—	—	(2,019)	(4,415)
Distributions from return of investment in equity method investment (2)	(104)	—	—	—	(2,622)	(2,726)
Accumulated other comprehensive income	—	—	—	—	350	350
Amortization of basis difference (3)	(46)	(147)	—	—	(1,237)	(1,430)
Balance at March 31, 2024	$20,958	$22,096	$1,944	$3,008	$158,008	$206,014

(1) Recorded as part of cash flows from operating activities for the three months ended March 31, 2024.
(2) Recorded as part of cash flows from investing activities for the three months ended March 31, 2024.
(3) Reflected in Income from equity method investments in the condensed consolidated statement of operations for the three months ended March 31, 2024.
The following table summarizes the activity from our equity method investments as well as our share of net income from equity method investments:

	Three Months Ended March 31,
	2024	2023
Revenue	$25,407	$7,539
Gross profit	11,094	1,651
Net income (loss)	10,704	(213)

Net income from equity method investments (1)	$4,206	$705

(1) Net income from equity method investments represents our portion of the net income from equity method investments including amortization of any basis differences.

4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Plant and equipment	$198,174	$205,188
CNG/RNG fueling stations	56,529	51,749
Construction in progress (1)	193,006	175,060
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,499	2,481
Leasehold improvements	815	815
Vehicles	489	489
Office furniture and equipment	307	307
Computer software	277	277
Land lease - finance lease	6,283	6,469
Vehicles - finance leases	2,460	2,580
Other	591	591
	465,318	449,894
Less: accumulated depreciation	(105,949)	(110,401)
Property, plant, and equipment, net	$359,369	$339,493
(1) Includes capitalized interest of $1,444 and $5,475, respectively, for the three months ended March 31, 2024 and year ended December 31, 2023.
On October 20, 2023, our wholly owned subsidiary entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL"). The subsidiary is currently constructing a production facility at the Prince William County landfill located in Manassas, Virginia, to process landfill gas into RNG. The Agreement obligates the subsidiary to develop, plan and permit a gas pipeline extension and associated interconnection facilities (the “Pipeline Project”) to deliver RNG from the facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Pipeline Project from the subsidiary after its final completion at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date is on or prior to October 20, 2024. As of March 31, 2024, we have recorded capital expenditure of $2.5 million which is included in the Property, Plant and Equipment on our condensed consolidated balance sheet.
As of March 31, 2024, the Construction in progress consists of capital expenditures on construction of RNG generation facilities including, but not limited to Prince William, Polk County, Cottonwood, Central Valley RNG projects and RNG dispensing facilities. The majority of these facilities, for which costs are in construction in progress as of March 31, 2024, are expected to be operational during late 2024 and mid 2025.
Depreciation expense on property, plant, and equipment for the three months ended March 31, 2024 and 2023 was $3,493 and $3,305, respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,469)	$1,530	18.1
Transmission/distribution interconnection	1,600	(1,600)	—	15.1
Intellectual property	43	(36)	7	5.0
Total intangible assets	$10,642	$(9,105)	$1,537

	December 31, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,926)	$1,073	18.1
Transmission/distribution interconnection	1,600	(1,076)	524	15.1
Intellectual property	43	(36)	7	5.0
Total intangible assets	$10,642	$(9,038)	$1,604
Amortization expense for the three months ended March 31, 2024 and 2023 was $67 and $160, respectively. At March 31, 2024, estimated future amortization expense for intangible assets is as follows:

Nine months ending December 31, 2024	$205
Fiscal year:
2025	267
2026	231
2027	171
2028	171
Thereafter	492
$1,537
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance December 31, 2023	$51,155	$3,453	$54,608
Balance March 31, 2024	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
OPAL Term Loan	186,618	186,618
Less: unamortized debt issuance costs	(9,591)	(10,086)
Less: current portion	(1,866)	—
OPAL Term Loan, net of debt issuance costs	175,161	176,532
Sunoma Loan	22,074	22,453
Less: unamortized debt issuance costs	(813)	(835)
Less: current portion	(1,652)	(1,608)
Sunoma Loan, net of debt issuance costs	19,609	20,010
Non-current borrowings total	$194,770	$196,542
As of March 31, 2024, principal maturities of debt are expected as follows, excluding any subsequent refinancing transactions and any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Total
Nine months ending December 31, 2024	$—	$1,229	$1,229
Fiscal year:
2025	7,354	1,756	9,110
2026	7,064	1,898	8,962
2027	6,786	2,051	8,837
2028	165,414	2,213	167,627
Thereafter	—	$12,927	$12,927
	$186,618	$22,074	$208,692
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
The Credit Agreement provides for up to $450.0 million of initial and delayed draw term loans (with such delayed draw term loans available for up to 18 months after closing) and $50.0 million of revolving loans. The proceeds from the facility are expected to be used to fund other general corporate purposes of the Borrower and Guarantors. The Company paid transaction fees and expenses in the amount of approximately $9,976. The amounts outstanding under the Credit Agreement are secured by the assets of the indirect subsidiaries of OPAL Intermediate Holdco..
As of March 31, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $186,618. Additionally, the Company utilized $13,604 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
The outstanding loans under the Credit Agreement initially bear interest at an annual rate of Term SOFR plus 3.5%, increasing by 0.25% per annum during the term. Commencing March 31, 2025, the outstanding principal amount of the term loans amortizes at a rate of 1% per quarter and the Borrower is obligated to pay a leverage based cash sweep ranging from 25% to 100% of distributable cash of Borrower and the Guarantors, and subject to certain other mandatory prepayment requirements. The term loans and revolving loans mature on September 1, 2028.
The Credit Agreement requires the Borrower to maintain a consolidated debt service coverage ratio of not less than 1.2 to 1.0, as tested on a trailing four quarters basis as of the last day of each fiscal quarter during the term commencing with the quarter ended December 31, 2023, and to maintain a consolidated debt to cash flow ratio of not greater than 4.5 to 1.0 during the delayed draw availability period, and not greater than 4.0 to 1.0 thereafter.

The Credit Agreement includes certain customary and project-related affirmative and negative covenants, including restrictions on distributions, and events of default, which include payment defaults breaches of covenants; changes of control materially incorrect or misleading representations or warranties bankruptcy or other events of insolvency and certain project-related defaults. As of March 31, 2024, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.

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
As of March 31, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $22,074 and $22,453, respectively.
The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as March 31, 2024 and December 31, 2023. See Note 12. Variable Interest Entities for additional information.
Convertible Note Payable
On May 1, 2021, the Company acquired the remaining ownership interests in Beacon and signed an unsecured, contingently convertible note (the "Convertible Note") with Ares for a total aggregate amount for $50,000 at an interest rate of 8.00% per annum.
The Company repaid the outstanding balance in full on September 1, 2023.
Municipality Loan
FM3, an indirect wholly-owned subsidiary of the Company, entered into a loan agreement for the construction of an interconnection that was initially funded by the municipality. The loan was fully repaid in April 2023.
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
Interest rates
2024
For the three months ended March 31, 2024, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 7.30%.
For the three months ended March 31, 2024, the interest rate on Sunoma Loan was 8.60%.

2023
For the three months ended March 31, 2023, the weighted average effective interest rate on Senior Secured Credit Facility including amortization of debt issuance costs on Senior Secured Credit Facility was 5.60% including a margin plus LIBOR. The debt was repaid in full in March 2023.
For the three months ended March 31, 2023, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 8.40%.
For three months ended March 31, 2023, the interest rate on Sunoma loan was 7.84%.

For the three months ended March 31, 2023, the payment-in-kind interest rate on Convertible Note Payable was 8.00%.

For the three months ended March 31, 2023, the weighted average interest rate on Municipality loan was 3.00%.
The following table summarizes the Company's total interest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Senior Secured Credit Facility	$2	$281
Convertible Note Payable mark-to-market	—	563
Sunoma Loan	461	445
OPAL Term Loan (1)	2,769	19
Equipment loan (2)	5	—
Commitment fees and other finance fees	688	128
Amortization of deferred financing cost	555	450
Interest expense on finance leases	147	16
Interest income	(666)	(1,261)
Total interest expense	$3,961	$641
(1) Excludes $1,444 and $1,808 of interest capitalized and recorded as part of Property, Plant and Equipment for the three months ended March 31, 2024 and 2023, respectively.
(2) Sunoma equipment loan recorded as part of Other current liabilities and Other long-term liabilities as of March 31, 2024.
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
Included in Fuel Station Services revenues are $772 and $570 related to the lease portion of the FPAs for the three months ended March 31, 2024 and 2023, respectively.
Included in Renewable Power revenues are $219 and $331 related to the lease element of the PPAs for the three months ended March 31, 2024 and 2023, respectively.
Lessee contracts
Ground/Site leases
The Company through various of its indirectly owned subsidiaries holds site leases on landfills/dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities - Beacon and two sites at our Central Valley project - MS Digester ("MS") and VS Digester ("VS").
On December 27, 2023, OPAL entered into an Amended and Restated Lease Agreement which amended the payment terms to include a minimum volume requirement that requires OPAL to pay lease payments of $1 per GGE of CNG pumped with annual minimum volumes for the lease term.
The Company determined that the site lease is a finance lease because the present value of the sum of the lease payments is substantially greater than the fair value of the parcel of land. Therefore, the Company recorded right-of-use asset and related lease liability on December 27, 2023.
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
The Company determined that the three site leases and the one office lease as operating leases.
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
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023. The lease expense for the office lease is recorded as part Selling, general and administrative expenses in its condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023.
Vehicle leases
The Company leases approximately 104 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its condensed statement of operations for the three months ended March 31, 2024 and 2023.
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
Right-of-use assets and Lease liabilities as of March 31, 2024 and December 31, 2023 are as follows:

Description	Location in Balance Sheet	March 31, 2024	December 31, 2023
Assets:
Operating leases (1):
Site leases	Right-of-use assets	$11,278	$11,330
Office lease	Right-of-use assets	859	971
		12,137	12,301
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	2,460	2,580
Site leases	Property, plant and equipment, net	6,283	6,468
		8,743	9,048

Total right-of-use assets		$20,880	$21,349
Liabilities (1):
Sites leases - operating	Lease liabilities - current portion	138	$130
Office lease - operating	Lease liabilities - current portion	518	508
Vehicle leases - finance	Accrued expenses and other current liabilities	862	827
Site leases - finance	Accrued expenses and other current liabilities	583	571
		2,101	2,036

Sites leases - operating	Operating lease liabilities - non-current portion	11,178	11,222
Office lease - operating	Operating lease liabilities - non-current portion	468	602
Vehicle leases - finance	Other long-term liabilities	1,661	1,801
Site leases - finance	Other long-term liabilities	$5,679	$5,587
		18,986	19,212

Total lease liabilities		$21,087	$21,248

(1) The Operating and Finance lease right-of-use asset and Operating and Finance lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 3.59% to 8.44%.
The table below presents components of the Company's lease expense for the three months ended March 31, 2024 and 2023:

Description	Location in Statement of Operations	Three Months Ended March 31,
		2024	2023
Operating lease expense for site leases	Cost of sales - RNG Fuel	$283	$263
Operating lease expense for office lease	Selling, general, administrative expenses	121	121
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	234	140
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	147	16
		$785	$540
The Company does not have material short term lease expense for the three months ended March 31, 2024 and 2023.
The Company did not enter into any operating leases greater than 12 months for the three months ended March 31, 2024.

Weighted average remaining lease term (years)	March 31, 2024
Operating leases	19.2
Financing leases	6.8
Weighted average discount rate
Operating leases	7.85%
Financing leases	6.60%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of March 31, 2024:

	Site leases	Office leases	Vehicle leases	Site lease - Finance	Total

Weighted average discount rate	7.6%	3.6%	6.3%	6.5%

2024	$797	$406	$804	$963	$2,970
2025	1,129	562	966	963	3,620
2026	1,129	47	810	963	2,949
2027	1,129	—	429	963	2,521
2028 and beyond	20,310	—	5	4,250	24,565
	24,494	1,015	3,014	8,102	36,625

Present value of lease liability	11,316	986	2,523	6,262	21,087

Lease liabilities - current portion	138	518	862	583	2,101
Lease liabilities - non-current portion	11,178	468	1,661	5,679	18,986
Total lease liabilities	$11,316	$986	$2,523	$6,262	$21,087

Discount based on incremental borrowing rate	$13,178	$29	$491	$1,840	$15,538

9. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended March 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023
Swaption (1)	—	(66)
	$—	$(66)	Change in fair value of derivative instruments, net
(1) The Swaption was terminated on May 30, 2023.
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
The Company entered into an ISDA agreement with Mendocino Capital LLC (“NextEra”), a related party in November 2019. Pursuant to the agreement, the Company entered into two additional commodity swaps in October 2022 for a period of two years with contract prices ranging between $65.50 and $68.50 per MWh. The swaps are expected to be settled by physical delivery on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815, Derivatives and hedging. The Company will continue to assess its normal purchase and normal sale election on a quarterly basis.
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
The following table summarizes the commodity swaps in place as of March 31, 2024 and December 31, 2023. There were no new commodity swap contracts entered during the three months ended March 31, 2024.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50

The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended March 31,
		2024	2023
Commodity swaps - realized gain	Revenues - Renewable Power	$178	$371
Commodity swaps - unrealized (loss) gain	Revenues - Renewable Power	(96)	922
Total realized and unrealized gain	Revenues - Renewable Power	$82	$1,293

The following table summarizes the derivative assets and liabilities related to commodity swaps as of March 31, 2024 and December 31, 2023:

	Fair Value		Location of Fair value recognized in Balance Sheet
	March 31, 2024	December 31, 2023
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$537	$633	Derivative financial asset, current portion

Other derivative liabilities
On July 21, 2022, the Company recorded derivative liabilities for the outstanding public warrants and private warrants, put option to Meteora, the Sponsor Earnout Awards and the OPAL Earnout Awards. The private and public warrants were exchanged into Class A common stock in the four quarter of 2022. The put option with Meteora expired in January 2023. The change in fair value on these derivative instruments is recorded as change in fair value of derivative instruments, net in the consolidated statement of operations for the three months ended March 31, 2024 and 2023.
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

Derivative liability	Three Months Ended March 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023

Put option to Meteora	$—	$(311)
Sponsor Earnout Awards	403	310
OPAL Earnout Awards	—	4,000
	$403	$3,999	Change in fair value of derivative instruments, net
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
The carrying value of the Company's long-term debt of $194,770 and $196,542 as of March 31, 2024 and December 31, 2023, respectively, approximates its fair value because our interest rate is variable and reflects current market rates.

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
The fair value of the Sponsor Earnout Awards as of March 31, 2024 resulted in a gain of $403 due to decrease in stock price which was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the five year post-close period. Assumptions used in the valuation are as follows:

•Current stock price — The Company's closing stock price of $5.02 as of March 31, 2024;
•Expected volatility — 55.0% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 4.4% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 3.31 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of March 31, 2024 was determined using a Monte Carlo valuation model with a distribution of potential outcomes for stock price and EBITDA over the 2-year period commencing on January 1, 2023 and ending on December 31, 2024. As of March 31, 2024 and December 31, 2023, the fair value of OPAL Earnout Awards was determined to be zero as the probability of achieving the targets is expected to be low.
Assumptions used in the valuation are as follows:

• Current stock price — The Company's closing stock price of $5.02 as of March 31, 2024;
•Weighted average cost of capital - 17.6% based on an average of historical volatilities of selected industry peers deemed to be comparable to our business.

•Expected volatility — 45% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
• Risk-free interest rate — 5.1% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 9-month term of the earnout period;
•Dividend yield - zero.

There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of March 31, 2024.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2024 and December 31, 2023, set forth by level, within the fair value hierarchy:

	Fair value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,880	$6,880
Earnout liabilities	—	—	1,497	1,497
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	32,696	—	—	32,696
Short term investments	5,975	—	—	5,975
Commodity swap contracts	—	537	—	537

	Fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,728	$6,728
Earnout liabilities	—	—	1,900	1,900
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	47,242	—	—	47,242
Short term investments	9,875	—	—	9,875
Commodity swap contracts	—	633	—	633
(1) Includes balances in money market accounts of $18,854 and $31,965, respectively as of March 31, 2024 and December 31, 2023.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the three months ended March 31, 2024 is included in Note 2, Summary of Significant Accounting Policies.

10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and other entities under common control with Fortistar or NextEra.

Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded preferred dividend of $604 for the three months ended March 31, 2024 and a paid-in-kind dividend of $655 for the three months ended March 31, 2023. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.

Issuance of Redeemable preferred non-controlling interests

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded preferred dividend of $2,014 for the three months ended March 31, 2024 and a paid-in-kind dividend of $2,108 for the three months ended March 31, 2023. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' deficit, for additional information.

Purchase and sale agreement for Environmental Attributes

On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended March 31, 2024 and 2023, the Company earned net revenues after discount and fees of $15,495 and $4,715 for RNG fuel and $7,741 and $1,493 for Fuel Station Services, respectively, under this contract which was recorded as part of Revenues - RNG fuel and Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.

Commodity swap contracts under ISDA and REC sales contracts

The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company enters into commodity swap contracts on a periodic basis. As of March 31, 2024 and December 31, 2023, there were two commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. Additionally, the Company has contracts to sell RECs and capacity to NextEra on multiple Renewable Power facilities at market price. The Company recorded $1,526 and $1,527 under these contracts for the three months ended March 31, 2024 and 2023.

Purchase of investments from Related Parties
In August 2021, the Company acquired a 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded a net loss of $71 and $203 as its share of net loss for the three months ended March 31, 2024 and 2023.

Revenues contracts with equity method investment entities
The Company's wholly owned subsidiary, OPAL Fuel Station Services contracted with Pine Bend in December 2020, Noble Road in March 2021, Biotown in July 2021 and Emerald in December 2021 to dispense RNG and to generate and market resulting RINs. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs and LCFSs received as inventory based on their estimated fair value at contract inception. Additionally, OPAL Fuel Station Services provides the same services to all wholly-owned subsidiaries of the Company. The revenues earned from the wholly-owned entities are fully eliminated in the condensed consolidated financial statements.
The term of this contract runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. Pine Bend and Noble Road came online in the first and third quarter of 2022 and Emerald in the third quarter of 2023. For the three months ended March 31, 2024 and 2023, the Company earned environmental processing fees of $2,339 and $585 net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations.
Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with Fortistar LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expires on December 31, 2023 with an auto renewal option on an annual basis, unless either party chooses to terminate with a written notice of 180 days termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the three months ended March 31, 2024 and 2023, there have been no material services provided by the Company's employees to Fortistar.
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
On October 10, 2023, the board of directors of the Company appointed Mr. Scott Contino as Interim CFO. Mr. Contino has served as Fortistar's CFO for the past eighteen years. In connection with the appointment, the Company entered into an interim services agreement ("Interim Services Agreement") with Fortistar in accordance with the terms and conditions of the existing Administrative Services Agreement. Pursuant to the Interim Services Agreement, the Company will pay Fortistar an agreed hourly rate, such that the monthly fee does not exceed $50,000, on a cumulative basis. For the three months ended March 31, 2024, the Company paid $150 which is included in Selling, general and administrative expenses in the consolidated statement of operations.
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Three Months Ended March 31,
	2024	2023
Staffing and management services	$462	$575
Rent - fixed compensation	171	165
IT services	704	726
Total	$1,337	$1,466

The following table presents the various balances for related parties included in our consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Location in Balance Sheet	March 31, 2024	December 31, 2023
Assets:
Trade AR - NextEra	Accounts receivable, related party	$14,912	$18,696
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	6,737	5,692
NextEra	Accounts payable, related party	500	501
Staffing and management services - Fortistar	Accounts payable, related party	682	622
IT services - Costar	Accounts payable, related party	247	209
Total liabilities - related party		$8,166	$7,024
11. Reportable Segments and Geographic Information
The Company is organized into four operating segments based on the characteristics of its Renewable Power generation, dispensing portfolio, and the nature of other products and services. The Company changed its internal reporting to report revenues from RECs and ISCC Carbon Credits from RNG Fuel to Renewable Power segment during the third quarter of 2023. This is primarily to reflect a strategic business change to identify all revenues earned from Environmental Attributes generated from Renewable Power facilities in the same segment. Therefore, the Company reclassified revenues of $5,445 for the three months ended March 31, 2023, earned from sale of RECs and ISCC Carbon Credits from Revenues - RNG Fuel to Revenues - Renewable Power.
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
•RNG Fuel. The RNG Fuel segment relates to all RNG supply directly related to the generation and sale of brown gas and environmental credits, and consists of:

◦Development and construction – RNG facilities in which long term gas right contracts have been or are in the process of being ratified and the construction of RNG generation facilities.
◦RNG supply operating facilities – This includes the generation, extraction, and sale of RNG - plus associated RINs and LCFSs from landfills.

For the three months ended March 31, 2024, the Company has accounted for its interests in Pine Bend, Reynolds, Noble Road, GREP, Paragon and SJI under the equity method of accounting and the results of operations of Beacon, New River, Polk County, Cottonwood, Central Valley, Prince William and Sunoma were consolidated in its condensed consolidated statement of operations. For the three months ended March 31, 2023, the Company has accounted for its interests in Pine Bend, Reynolds, Noble Road and GREP under the equity method of accounting and the results of operations of Beacon, New River, Emerald, Sapphire, Central Valley, Prince William and Sunoma were consolidated in its condensed consolidated statement of operations.
As of March 31, 2024, Central Valley, Prince William, Polk County, Cottonwood and Sapphire are not operational.
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

•Renewable Power Portfolio. The Renewable Power portfolio segment generates Renewable Power and associated environmental credits through methane-rich landfills and digester gas collection systems which is then sold to public utilities throughout the United States. The Renewable Power portfolio operates primarily in Southern California.

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

	Three Months Ended March 31,
	2024	2023
Revenues:
Renewable Power	$10,083	$15,363
RNG Fuel (1)	42,792	14,288
Fuel Station Services (2)	41,650	24,575
Other(3)	342	17
Intersegment	(4,508)	(3,747)
Equity Method Investment(s)	(25,407)	(7,539)
	$64,952	$42,957
____________
(1) Includes revenues from our equity method investments.
(2) Includes intersegment revenues eliminated in the condensed consolidated financial statements.
(3) Other includes management fee revenues earned from operations and management of unconsolidated entities and Fortistar Contracting LLC.

	Three Months Ended March 31,
	2024	2023
Interest and Financing Expense, Net:
Renewable Power	$60	$(264)
RNG Fuel	(4,291)	(655)
Fuel Station Services	23	10
Corporate	131	202
Equity Method Investment(s)	$116	$66
	$(3,961)	$(641)

	Three Months Ended March 31,
	2024	2023
Depreciation, Amortization, and Accretion:
Renewable Power	$1,000	$1,452
RNG Fuel	2,346	2,024
Fuel Station Services	1,319	790
Other(1)	—	16
Equity Method Investment(s)	(954)	(715)
	$3,711	$3,567
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Three Months Ended March 31,
	2024	2023
Net income (loss)
Renewable Power	$(73)	$4,542
RNG Fuel	2,925	(4,268)
Fuel Station Services	5,722	41
Corporate	(12,103)	(8,366)
Equity Method Investment(s)	4,206	705
	$677	$(7,346)

	Three Months Ended March 31,
	2024	2023
Cash paid for Purchases of Property, Plant, and Equipment:
Fuel Station Services	$3,795	$5,665
RNG Fuel	22,957	33,115
	$26,752	$38,780

	Three Months Ended March 31,
	2024	2023
Total Assets:
Renewable Power	$36,266	$46,199
RNG Fuel	332,204	347,591
Fuel Station Services	150,739	110,113
Corporate and other	25,276	52,229
Equity Method Investment(s)	206,014	50,570
	$750,499	$606,702
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
As of March 31, 2024 and December 31, 2023, the Company held equity interests in seven VIEs — Sunoma, GREP, Emerald, Sapphire, Paragon, SJI Joint Venture (RNG Atlantic and RNG Burlington) and Central Valley.
As of March 31, 2024 and December 31, 2023 , GREP, Paragon and SJI were presented as equity method investments and the remaining two VIEs Sunoma and Central Valley are consolidated by the Company.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
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
The following table summarizes the major condensed consolidated balance sheet items for consolidated VIEs as of March 31, 2024 and December 31, 2023. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
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

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,160	$166
Accounts receivable, net	334	33
Restricted cash - current	1,012	4,395
Parts inventory	29	29
Prepaid expenses and other current assets	113	107
Total current assets	2,648	4,730
Property, plant and equipment, net	26,254	26,626
Restricted cash, non-current	1,957	1,850
Total assets	$30,859	$33,206

Liabilities and equity
Current liabilities:
Accounts payable	$11	$744
Accounts payable, related party	802	1,046
Accrued expenses	861	647
Other current liabilities	94	92
Sunoma Loan- current portion	1,652	1,608
Total current liabilities	3,420	4,137
Sunoma loan, net of debt issuance costs	19,609	20,010
Other long-term liabilities	1,297	211
Total liabilities	24,326	24,358
Equity
Stockholders' equity	5,809	7,893
Non-redeemable non-controlling interests	724	955
Total equity	6,533	8,848
Total Liabilities and Equity	$30,859	$33,206

13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' (Deficit) Equity

Common stock

As of March 31, 2024, there are (i) 30,022,288 shares of Class A common stock issued and outstanding, (ii) 71,500,000 shares of New OPAL Class B common stock issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below), (iii) no shares of Class C common stock issued and outstanding and (iv) 72,899,037 shares of Class D common stock (shares of Class D common stock do not have any economic value except voting rights as described below).

Share conversion

On March 12, 2024, Fortistar, through its subsidiary OPAL Holdco, converted 71.5 million shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction has no effect on the economic interest in the Company held by Fortistar or OPAL Holdco. Fortistar converted such shares in order that the Company’s Class A common stock would become eligible for inclusion in certain stock market indices, on which many broad-based mutual funds and exchange-traded index funds are based. Subsequent to the exchange, Fortistar holds 72,899,037 shares of Class D common stock and 71,500,000 shares of Class B common stock.

ATM Program

On November 17, 2023, OPAL Fuels Inc. (the “Company”) entered into an At The Market Issuance Sales Agreement (the “ATM Program”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each, an “Agent,” and collectively, the “Agents”) pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $75 million from time to time through the Agents.

The Company will pay each Agent, upon the sale by such Agent of Class A common stock pursuant to the Sales Agreement, an amount equal to up to 3.0% of the gross proceeds of each such sale of Class A common stock. The Company has also provided the Agents with customary indemnification rights.

The Company issued 14,005 shares of Class A common stock under the ATM Program in January 2024 at prices ranging between $5.40 and $5.68 and received net proceeds of $97.

Redeemable preferred non-controlling interests

On November 29, 2021, as part of an exchange agreement, the Company issued 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries.

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2023, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units.

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
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2023 to March 31, 2024:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2023	300,000	$30,604	1,000,000	$102,013	$132,617
Preferred dividends attributable to OPAL Fuels	—	506	—	1,686	2,192
Preferred dividends attributable to Class A common stockholders	—	98	—	328	426
Payment of Preferred dividends	—	(1,208)	—	(4,027)	(5,235)
Balance, March 31, 2024	300,000	$30,000	1,000,000	$100,000	$130,000

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

Redeemable non-controlling interests have been presented as mezzanine equity in the condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of March 31, 2024, the Company recorded $705,190 to adjust the carrying value to their redemption value based on a 5 day VWAP of $4.88 per share.
14. Net Income (Loss) Per Share

The basic income (loss) per share of Class A common stock is computed by dividing the net loss attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. The basic income (loss) per share for the three months ended March 31, 2024 and 2023 does not include 1,635,783 shares in treasury, 763,908 shares issued and outstanding but are contingent on achieving earnout targets. During the first quarter of 2023, the put option was exercised and 197,258 shares of Class A common stock were cancelled.
The diluted income per share of Class A common stock for the three months ended March 31, 2024 does not include Redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of March 31, 2024. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 716,650 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of March 31, 2024. The outstanding restricted stock units and stock options issued under the 2022 Plan are not included as their impact is antidilutive. The outstanding performance units under the 2022 Plan are not included as the performance conditions have not been met as of March 31, 2024.
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
The Class B common stock and D common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock and Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Class A common stockholders	$(316)	$(1,579)

Weighted average number of shares of Class A common stock - basic	27,368,204	27,383,562
Dilutive effect of stock options, restricted stock units, performance units, Convertible note payable, earnout shares, Redeemable preferred non-controlling interests, Redeemable non-controlling interests	—	—
Weighted average number of shares of Class A common stock - diluted	27,368,204	27,383,562
Net loss per share of Class A common stock
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)

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
For the three months ended March 31, 2024 and 2023, the Company recorded zero income tax expense.
The effective tax rate for the three months ended March 31, 2024 and 2023 was 0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
16. Stock-based compensation
2022 Omnibus Equity Incentive Plan
The Company adopted 2022 Omnibus Equity Incentive Plan (the "2022 Plan") in 2022 which was approved by our shareholders on July 21, 2022. The purposes of the 2022 Plan is to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its Affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its Affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. The 2022 Plan allows for granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Company registered 19,811,726 shares of Class A common stock that can be issued under this Plan.
During the three months ended March 31, 2024, the Company issued 360,298 stock options, 1,110,031 restricted stock units and 456,308 performance units to certain employees of the Company. The applicable performance period for such performance units is January 1, 2024 to December 31, 2026, and all such performance units are scheduled to vest on March 31, 2026 subject to achievement of certain performance criteria. The fair value of the stock options was determined to be $3.40 based on Black Scholes model based on the share price of $4.96, exercise price of $5.02, expiration of 10 years, annual risk free interest rate of 3.96% and volatility of 55%. Additionally, the Company issued 190,526 restricted stock units to the board of directors which vest 100% on their first anniversary. The total fair value of the equity awards was $9,971.
A summary of the equity awards under the 2022 Plan for the three months ended March 31, 2024 is as follows:

	Restricted stock units	Weighted average fair value per restricted unit on grant date	Exercise price per Stock Option	Aggregate fair value	Vesting terms
Restricted Stock Units:
Unvested restricted stock units outstanding as of December 31, 2023	949,936	$6.98	$—	$6,627	Equal installments vesting over one or three years
Granted during the quarter ending March 31, 2024	1,300,557	4.98	—	6,479	Equal installments vesting over one or three years
Vested during 2024	(307,137)	6.97	—	(2,141)
Withheld for settlement of taxes	(112,402)	6.97	—	(783)
Forfeitures during 2024	(2,870)	6.97	—	(20)
Unvested restricted stock units outstanding at March 31, 2024	1,828,084	$5.56	$—	$10,162
Stock Options: (1)
Outstanding awards as of December 31, 2023	175,890	$5.26	$6.97	$925	Three equal installments vesting over three years
Granted in March 2024	360,298	3.40	5.02	1,225	Three equal installments vesting over three years
Outstanding Stock Options at March 31, 2024	536,188	$4.01	$5.66	2,150
Options vested and exercisable as of March 31, 2024	62,327	5.26	6.97	328
Performance Stock Units:
Unvested awards as of December 31, 2023	239,680	6.97	—	$1,671	100% vesting on March 31, 2026
Granted in March 2024	456,308	4.97	—	2,267	100% vesting on March 31, 2027
Forfeitures during 2024	(1,865)	6.97	—	(13)
Performance Stock Units outstanding as of March 31, 2024	694,123	$5.65	$—	$3,925
Total unvested awards outstanding as of March 31, 2024	3,120,722	$5.31		16,565
(1) Stock options have an expiration term of 10-years.
As of March 31, 2024 and December 31, 2023, there are 62,327 and 0, respectively, of stock options vested and exercisable at exercise price shown above. The aggregate intrinsic value of the outstanding stock options is zero as of March 31, 2024 and December 31, 2023.
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Three Months Ended March 31,
	2024	2023
2022 Plan	$853	$811
Parent equity awards	160	160
	$1,013	$971

17. Commitments and Contingencies
Letters of Credit
As of March 31, 2024 and December 31, 2023, the Company was required to maintain eleven standby letters of credit totaling $14,637 and $14,783, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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

On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has not been set for hearing. Each of the Parties have nominated one arbitrator (each a "Party-selected Arbitrator") and a third arbitrator was appointed by the Party-selected Arbitrators to chair the panel. As a result of the procedural status of these matters, no discovery has occurred. The EPC Agreement provides that Contractor is obligated to continue working during the course of the litigation and related arbitration proceedings. Contractor’s performance under both of the EPC Contracts is fully bonded by licensed sureties.

Despite informal settlement discussions with Contractor, the parties have not been able as of yet to resolve the claims. The Company believes its claims against Contractor have substantial merit and intends to prosecute its claims vigorously. However, due to the incipient stage of the litigation and related arbitration, its ongoing status, and the uncertainties involved in all litigation and arbitration, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact on the Central Valley projects or the Company's business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2024. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
The Company is a vertically integrated leader in the capture and conversion of biogas into low carbon intensity renewable natural gas (RNG) and Renewable Power. OPAL Fuels is also a leader in the marketing and distribution of RNG to heavy duty trucking and other hard to de-carbonize industrial sectors. RNG is chemically identical to the natural gas used for cooking, heating homes and fueling natural gas engines, but it is produced by recycling harmful methane emissions created by decaying organic waste. We have participated in the biogas-to-energy industry for over 25 years.

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

As of March 31, 2024, we owned and operated 23 projects, eight of which are RNG projects and 15 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 5.2 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction as well as a portfolio of projects in development, with six of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a detailed description of all our accounting policies, see Note 2. Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein and the section titled “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Regulatory landscape

We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase demand for our products by providing incentives to purchase RNG and Environmental Attributes. These government policies are modified and in flux constantly and any adverse changes to these policies could have a material effect the demand for our products. For more information, see the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2023 titled "The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy." Government regulations have become increasingly stringent and complying with changes in regulations may result in significant additional operating expenses.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of March 31, 2024 and December 31, 2023. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	As of March 31, 2024	As of December 31, 2023
Customer A (1)	40%	40%
Customer B	—%	14%
Customer C	18%	—%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreement with NextEra.
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended March 31,
	2024	2023
Customer A	40%	18%
Customer B	15%	14%
Customer C	—%	12%

Results of Operations for the three months ended March 31, 2024 and 2023:
Operational data
The following table summarizes the operational data achieved for the three months ended March 31, 2024 and 2023:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended March 31,
	2024	2023
Landfill RNG Facility Capacity and Utilization(1)(2)(3)(4)
Design Capacity (Million MMBtus)	1.3	0.9
Volume of Inlet Gas (Million MMBtus)	1.0	0.7
Inlet Design Capacity Utilization %	80%	75%
RNG Fuel volume produced (Million MMBtus)	0.8	0.6
Utilization of Inlet Gas % (5)	81%	86%

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

(5) Utilization of Inlet Gas % is lower for the three months ended March 31, 2024 primarily due to Emerald RNG project which is in the start up phase as it commenced operations in fourth quarter of 2023.

	Three Months Ended March 31,
	2024	2023
Renewable Power
Nameplate Capacity (MW per hour)(1)	105.8	112.5
Nameplate Capacity for the period (Millions MWh) (1)	0.23	0.24
Renewable Power produced ( Millions MWh)	0.08	0.12
Design Capacity Utilization (%) (2)	37%	50%
(1) Nameplate Capacity for Renewable Power facilities is the manufacturer’s expected capacity at ISO conditions for each facility and may not reflect actual production from the projects, which depends on many variables including, but not limited to, (i) quantity and quality of the biogas, (ii) operational up-time of the facility, including dispatch and maintenance downtime and (iii) actual efficiency of the facility.

(2) Nameplate Capacity Utilization for Renewable Power facilities is measured as Renewable Power Produced divided by Design Capacity for the period. Given (i) built-in un-utilized capacity from historical designs, (ii) availability (a function of higher maintenance requirements compared to RNG facilities) and (iii) commencement of operations of the Emerald RNG facility, which will result in low levels of dispatch for the Arbor Hills facility (which will operate on a standby basis but remain in the operating portfolio), the Company’s Design Capacity Utilization is expected to remain below 50%.

	Three Months Ended March 31,
	2024	2023

RNG Fuel volume produced (Million MMBtus)	0.8	0.6
RNG Fuel volume sold (Million GGEs)	16.4	8.3
Total volume delivered (Million GGEs)	35.0	32.4
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design capacity (MMBtus per year) (1)	Source of bio gas	Ownership (2)	Expected Commercial Operation Date (5)
RNG projects in operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	48,573	Dairy	10%	N/A
Sunoma (3)	192,350	Dairy	90%	N/A
Sub total	5,244,241

RNG projects in construction:
Prince William (4)	1,725,282	LFG	100%	May 2024
Hilltop (6)	255,500	Dairy	100%	Not Determined
Vander Schaaf (6)	255,500	Dairy	100%	Not Determined
Polk County	1,060,000	LFG	100%	Fourth quarter 2024
Sapphire (2)	796,284	LFG	50%	Third quarter 2024
Atlantic (2)	331,785	LFG	50%	Mid 2025
Sub total	4,424,351

Total	9,668,592
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
(3) This project has provisions that will adjust or “flip” the percentage of distributions to be made to us over time, typically triggered by achievement of hurdle rates that are calculated as internal rates of return on capital invested in the project.
(4) Prince William completed construction and commenced the start-up phase of operations in April 2024.
(5) Expected Commercial Operation Date (“COD”) for commencement of the RNG projects in construction is based on the Company’s estimate as of the date of this report. CODs are estimates and are subject to change as a result of, among other factors out of the Company’s control: (i) regulatory/permitting approval timing, (ii) disruption in supply chains and (iii) construction timing.
(6) Please see Part II, Item 1: Legal Proceedings and Note 17 - Commitments and Contingencies to the financial statements.

Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	Current RNG conversion candidate (2)
Renewable Power Projects in operation:
Sycamore	5.2	Yes
Lopez	3.0	—
Miramar Energy	3.2	Yes
San Marcos	1.8	—
Santa Cruz	1.6	—
San Diego - Miramar	6.5	Yes
West Covina	6.5	—
Port Charlotte	2.9	—
Taunton	3.6	—
Arbor Hills (3)	28.9	N/A
C&C	6.3	Yes
Albany	5.9	—
Concord and CMS	14.4	Yes
Pioneer	8.0	—
Old Dominion	8.0	Yes
Total	105.8
Renewable Power projects in construction:
Fall River (4)	2.4	—

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

(4) It is expected to complete construction in fourth quarter of 2024.
Comparison of the Three Months Ended March 31, 2024, and 2023
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		$ Change	% Favorable/(Unfavorable) Change
(in thousands)	2024	2023
Revenues:
RNG fuel	$17,727	$6,749	$10,978	163%
Fuel Station Services	37,142	20,828	16,314	78%
Renewable Power	10,083	15,380	(5,297)	(34)%
Total revenues	64,952	42,957	21,995	51%
Operating expenses:
Cost of sales - RNG fuel	8,338	6,038	2,300	(38)%
Cost of sales - Fuel Station Services	30,335	20,292	10,043	(49)%
Cost of sales - Renewable Power	9,258	8,378	880	(11)%
Project development and start up costs	785	1,883	(1,098)	58%
Selling, general, and administrative	13,161	14,074	(913)	6%
Depreciation, amortization, and accretion	3,711	3,567	144	(4)%
Income from equity method investments	(4,206)	(705)	(3,501)	497%
Total expenses	61,382	53,527	7,855	(15)%
Operating income (loss)	3,570	(10,570)	14,140	134%
Other income (expense)
Interest and financing expense, net	(3,961)	(641)	(3,320)	(518)%
Change in fair value of derivative instruments, net	403	3,933	(3,530)	(90)%
Other expense	665	(68)	733	1078%
Net income (loss) before provision for income taxes	677	(7,346)	8,023	109%
Provision for income taxes	—	—	—	—%
Net income (loss)	677	(7,346)	8,023	109%
Net loss attributable to redeemable non-controlling interests	(1,627)	(8,233)	6,606	80%
Net income (loss) attributable to non-redeemable non-controlling interests	2	(297)	299	101%
Paid-in-kind preferred dividends	2,618	2,763	(145)	(5)%
Net loss attributable to Class A common stockholders	(316)	(1,579)	1,263	80%

Revenues

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
RNG Fuel
Brown gas sales	$999	$1,518	$(519)
Environmental Attributes (1)	16,335	5,196	11,139
Other	393	35	358
Total RNG Fuel	$17,727	$6,749	$10,978
Fuel Station Services
OPAL owned stations	$5,375	$4,183	$1,192
RNG marketing (1)	15,553	4,397	11,156
Third party station service and maintenance	5,336	5,133	203
Construction	10,878	7,115	3,763
Total Fuel Station Services	$37,142	$20,828	$16,314
Renewable Power
Electricity sales	$6,295	$9,934	$(3,639)
Environmental Attributes (2)	3,788	5,446	(1,658)
Total Renewable Power	$10,083	$15,380	$(5,297)

Total Revenues	$64,952	$42,957	$21,995
(1) Revenues from Environmental Attributes in RNG Fuel segment and RNG marketing in Fuel Station Services segment relate to revenues earned from sales of RINs and LCFSs.
(2) Revenues from Environmental Attributes in Renewable Power segment include revenues earned from sales of ISCC carbon sales and RECs.
RNG Fuel
Revenue from RNG Fuel increased by $11.0 million, or 163%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to an $11.1 million increase in revenue from Environmental Attributes, driven by a $5.4 million increase in the realized price of RINs and a $5.7 million increase in the volume of RIN and LCFS credits sold.
Fuel Station Services
Revenue from Fuel Station Services increased by $16.3 million, or 78%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily attributable to an $11.2 million increase in dispensing and RNG marketing due to higher RIN and LCFS volumes and RIN pricing, a $3.8 million increase in construction projects, and a $1.2 million increase in OPAL owned stations due to higher volumes from 7 new fueling sites.

Renewable Power
Revenue from Renewable Power decreased by $5.3 million, or 34%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Within Renewable Power, Electricity Sales revenues decreased by $3.6 million, due to a $1.2 million decrease in market energy prices and a $0.9 million decrease in the volume of MWh sold at same-store facilities, and a $1.7 million decrease related to the shutdown and conversion of our Arbor Hills and Prince William Renewable Power projects into RNG Fuel projects. Additionally within Renewable Power, revenues from Environmental Attributes decreased $1.7 million, as a $3.2 million decrease related to the Arbor Hills was partially offset by a $1.6 million increase in revenues from same-store operations.

Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $2.3 million, or 38%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to higher royalty expense related to the increased Environmental Attribute revenues above and generic escalation on operating expenses at same-store facilities.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $10.0 million, or 49%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily due to a $6.9 million increase in costs related to generation of additional environmental credits, a $3.0 million increase in third party construction costs.
Renewable Power
Cost of sales from Renewable Power increased by $0.9 million, or 11%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is due to $1.5 million of major maintenance and generic cost escalations at same-store facilities, partially offset by a $0.6 million decrease in cost of sales related to the Arbor Hills and Prince William transition to RNG Fuels.
Project development and start up costs
Project development and start up costs decreased by $1.1 million, or 58%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This is primarily due to decrease in virtual pipeline costs incurred on New River in the first quarter of 2023 which were not incurred thereafter.
Selling, general, and administrative

Selling, general, and administrative expenses decreased by a total of $0.9 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This is primarily due to higher expenses related to professional fees in the first quarter of 2023.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion marginally increased by a total of $0.1 million, or 4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Income from equity method investments
Net income attributable to equity method investments increased by $4.0 million, or 561%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This is largely due to the impact of our Emerald RNG facility, which commenced commercial operations in September of 2023, as well as the same-store contribution of our Pine Bend and Noble Road facilities, which both experienced higher RIN pricing and volume.
Interest and financing expense, net
Interest and financing expenses, net increased by $3.3 million, or 518%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily attributable to interest expense and commitment fees related to the OPAL Term loan.
Change in fair value of derivatives, net
Change in fair value of derivatives, net decreased by $3.5 million, or 90%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This is primarily attributable to decrease in gain recognized on change in fair value of earnout liabilities.
Other income
Other income increased by $0.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change is primarily related to an increase of gain $0.4 million recognized on fair value of

RINs transferred as consideration for services provided by OFSS and loss of warrant exchange of $0.3 million recorded in first quarter of 2023.
Net loss attributable to redeemable non-controlling interests
Net loss attributable to redeemable non-controlling interests increased by $6.6 million or 80%. The net loss for the three months ended March 31, 2024 and 2023 reflects the portion of earnings belonging to OPAL Fuels equity holders.
Net loss attributable to non-redeemable non-controlling interests
Net loss attributable to non-redeemable non-controlling interests for the three months ended March 31, 2024 increased by $0.3 million or 101% compared to three months ended March 31, 2023. The increase is primarily related to an increase in net income allocated to non-redeemable non-controlling interests on Sunoma and a decrease in loss on Emerald and Sapphire as they were deconsolidated in May 2023.
Dividends on redeemable preferred non-controlling interests
Redeemable preferred non-controlling interests decreased by $0.1 million for the three months ended March 31, 2024 compared to three months ended March 31, 2023. They carry an interest of 8% dividend payable quarterly.
Liquidity and Capital Resources
Liquidity
As of March 31, 2024, our liquidity consisted of cash and cash equivalents including restricted cash of $32.7 million and $6.0 million of short term investments. Additionally, we have availability of $263.4 million under the delayed draw term loan and $36.4 million under the revolver facility under the OPAL Term Loan.
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
As of March 31, 2024, we had total indebtedness excluding deferred financing costs of $208.7 million in principal amount which primarily consists of $186.6 million under the OPAL Term Loan and $22.1 million under Sunoma Loan.
As part of our operations, we have arrangements for office space for our corporate headquarters under the Administrative Services Agreement as well as operating leases for office space, warehouse space, and our vehicle fleet.
We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
See Note 7. Borrowings, to our condensed consolidated financial statements.

Cash Flows
The following table presents the Company's cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by from operating activities	$13,718	$4,171
Net cash used in from investing activities	(21,626)	(8,894)
Net cash used in provided by from financing activities	(6,638)	(32,676)
Net decrease in cash, restricted cash, and cash equivalents	$(14,546)	$(37,399)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $13.7 million, an increase of $9.5 million compared to $4.2 million for the three months ended March 31, 2023. The increase in cash provided by operating activities was attributable to higher revenues from RIN sales offset by decrease in working capital changes primarily from increase in contract assets.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $21.6 million, a decrease of $12.7 million compared to the $8.9 million used in investing activities for the three months ended March 31, 2023. This was primarily driven by a decrease in cash invested in short term investments of $24.1 million, and an increase of $1.5 million for contribution to equity method investments offset by a decrease of $12.0 million in capital expenditures for the construction of various RNG generation and dispensing facilities and $0.8 million increase in distributions from equity method investments.
Net Cash Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $6.6 million, a decrease of $26.0 million compared to the $32.7 million provided from financing activities for the three months ended March 31, 2023. This decrease was primarily driven by decrease in repayment of $22.7 million of Senior Secured Facility, $6.9 million of the OPAL Term Loan, $16.4 million for repurchase of shares from the exercise of the put option offset by proceeds from OPAL Term Loan of $10.0 million and $3.5 million of proceeds from non-redeemable non-controlling interests in 2023. Additionally, the Company paid $5.2 million as dividends on redeemable preferred non-controlling interests.
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
As of March 31, 2024, we anticipate spending approximately $189.6 million in capital expenditures for the next 12 months for projects and fuel stations currently under construction and our share of contributions in our equity method investment projects. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and our Interim Chief Financial Officer (our co-principal executive officers and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of March 31, 2024, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report .

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has not been set for hearing. Each of the Parties have nominated one arbitrator (each a "Party-selected Arbitrator") and a third arbitrator was appointed by the Party-selected Arbitrators to chair the panel. As a result of the procedural status of these matters, no discovery has occurred. The EPC Agreement provides that Contractor is obligated to continue working during the course of the litigation and related arbitration proceedings. Contractor’s performance under both of the EPC Contracts is fully bonded by licensed sureties.

Despite informal settlement discussions with Contractor, the parties have not been able as of yet to resolve the claims. The Company believes its claims against Contractor have substantial merit and intends to prosecute its claims vigorously. However, due to the incipient stage of the litigation and related arbitration, its ongoing status, and the uncertainties involved in all litigation and arbitration, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact on the Central Valley projects or the Company's business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2*	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022)
10.1*
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated March 5, 2024, by and among Paragon RNG LLC, as Borrower, the guarantors, the lenders party thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 11, 2024).

10.2*
First Amendment to Depositary Agreement, dated March 5, 2024, by Paragon RNG LLC, as Borrower, Bank of Montreal, as administrative agent, and Wilmington Trust, National Association, as collateral agent and depositary agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 11, 2024).

10.3*†
First Amendment to Landfill Gas Purchase Agreement, dated March 27, 2024 (effective as of March 6 , 2024) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 28, 2024).

10.4*†	Lease and Access Agreement, dated March 27, 2024 (effective as of March 20, 2024) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 28, 2024).
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
Date: May 10, 2024

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Scott Contino
Name:	Scott Contino
Title:	Interim Chief Financial Officer