Form 10-Q
period 2024-06-30
OPAL Fuels Inc.
filed 2024-08-09
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of August 9, 2024, a total of 28,422,786 shares of Class A common stock, par value $0.0001 per share, 71,500,000 shares of Class B common stock, par value of $0.0001 per share and 72,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

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
▪our success in retaining or recruiting, our principal officers, key employees or directors;
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

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) And December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income / (loss) for the three and six months ended June 30, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' Deficit for the three and six months ended June 30, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	9
	Notes To Unaudited Condensed Consolidated Financial Statements	11
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	61
ITEM 4.	CONTROLS AND PROCEDURES	61

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	63
ITEM 1A.	RISK FACTORS	63
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	63
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	64
ITEM 4.	MINE SAFETY DISCLOSURES	64
ITEM 5.	OTHER INFORMATION	65
ITEM 6.	EXHIBITS	65
SIGNATURES		66

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (includes $533 and $166 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	$19,016	$38,348
Accounts receivable, net (includes $388 and $33 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	24,220	27,623
Accounts receivable, related party	14,738	18,696
Restricted cash - current (includes $940 and $4,395 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	940	4,395
Short term investments	8,585	9,875
Fuel tax credits receivable	5,399	5,345
Contract assets	12,776	6,790
Parts inventory (includes $29 and $29 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	10,620	10,191
Environmental credits held for sale	1,795	172
Prepaid expense and other current assets (includes $68 and $107 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	6,322	6,005
Derivative financial assets - current portion	309	633
Total current assets	104,720	128,073
Capital spares	3,752	3,468
Property, plant, and equipment, net (includes $25,884 and $26,626 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	385,455	339,493
Operating right-of-use assets	13,185	12,301
Investment in other entities	212,579	207,099
Note receivable - variable fee component	2,438	2,302
Other long-term assets	1,616	1,162
Intangible assets, net	1,466	1,604
Restricted cash - non-current (includes $2,063 and $1,850 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	2,493	4,499
Goodwill	54,608	54,608
Total assets	$782,312	$754,609
Liabilities and Equity
Current liabilities:
Accounts payable (includes $50 and $744 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	13,098	13,901
Accounts payable, related party (includes $669 and $1,046 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	8,169	7,024
Fuel tax credits payable	3,949	4,558
Accrued payroll (includes $38 and $— at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	7,373	9,023
Accrued capital expenses	18,324	15,128
Accrued expenses and other current liabilities (includes $812 and $647 at June 30, 2024 and December 31, 2022, respectively, related to consolidated VIEs)	13,634	14,245
Contract liabilities	6,262	6,314

OPAL Term Loan - current portion	4,211	—
Sunoma Loan - current portion (includes $1,689 and $1,608 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,689	1,608
Operating lease liabilities - current portion	733	638
Other current liabilities (includes $97 and $92 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,692	92
Asset retirement obligation, current portion	1,952	1,812
Total current liabilities	81,086	74,343
Asset retirement obligation - non-current portion	5,642	4,916
OPAL Term Loan - non-current portion	198,342	176,532
Sunoma Loan, net of debt issuance costs (includes $19,193 and $20,010 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	19,193	20,010
Operating lease liabilities - non-current portion	12,646	11,824
Earn out liabilities	721	1,900
Other long-term liabilities (includes $2,683 and $211 at June 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	10,126	7,599
Total liabilities	327,756	297,124
Commitments and contingencies
Redeemable preferred non-controlling interests	130,000	132,617
Redeemable non-controlling interests	597,069	802,720
Stockholders' deficit
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of June 30, 2024; shares issued: 30,058,569 and 29,701,146 at June 30, 2024 and December 31, 2023, respectively; shares outstanding: 28,422,786 and 28,065,363 at June 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2024; 71,500,000 and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2024; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2024; 72,899,037 and 144,399,037 shares issued and outstanding at June 30, 2024 and December 31, 2023	7	14
Additional paid-in capital	—	—
Accumulated deficit	(261,503)	(467,195)
Accumulated other comprehensive income (loss)	70	(15)
Class A common stock in treasury, at cost; 1,635,783 and 1,635,783 shares at June 30, 2024 and December 31, 2023, respectively	(11,614)	(11,614)
Total Stockholders' deficit attributable to the Company	(273,030)	(478,807)
Non-redeemable non-controlling interests	517	955
Total Stockholders' deficit	(272,513)	(477,852)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' deficit	$782,312	$754,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
RNG Fuel (includes revenues from related party of $15,881 and $9,412 for the three months ended June 30, 2024 and 2023, respectively; $31,376 and $14,127 for the six months ended June 30, 2024 and 2023, respectively)	$19,445	$10,631	$37,172	$17,380
Fuel Station Services (includes revenues from related party of $9,528 and $2,440 for the three months ended June 30, 2024 and 2023, respectively; $17,269 and $3,933 for the six months ended June 30, 2024 and 2023, respectively)	39,257	29,956	76,399	50,784
Renewable Power (includes revenues from related party of $1,804 and $1,747 for the three months ended June 30, 2024 and 2023, respectively; $3,330 and $3,274, for the six months ended June 30, 2024 and 2023, respectively)	12,248	14,455	22,331	29,835
Total revenues	70,950	55,042	135,902	97,999
Operating expenses:
Cost of sales - RNG Fuel	8,321	7,609	16,659	14,153
Cost of sales - Fuel Station Services	30,938	27,476	61,273	47,768
Cost of sales - Renewable Power	8,899	8,761	18,157	17,139
Project development and startup costs	2,935	1,115	3,720	2,998
Selling, general, and administrative	13,699	12,823	26,860	26,391
Depreciation, amortization, and accretion	4,269	3,628	7,980	7,195
(Income) loss from equity method investments	(3,800)	998	(8,006)	293
Total expenses	65,261	62,410	126,643	115,937
Operating income (loss)	5,689	(7,368)	9,259	(17,938)
Other (expense) income:
Interest and financing expense, net	(4,989)	(956)	(8,950)	(1,597)
Loss on debt extinguishment	—	(1,895)	—	(1,895)
Change in fair value of derivative instruments, net	776	1,160	1,179	5,093
Other income	432	123,109	1,097	123,041
Income before provision for income taxes	1,908	114,050	2,585	106,704
Provision for income taxes	—	—	—	—
Net income	1,908	114,050	2,585	106,704
Net (loss) income attributable to redeemable non-controlling interests	(753)	93,460	(2,380)	85,227
Net income (loss) attributable to non-redeemable non-controlling interests	196	(183)	198	(480)
Dividends on redeemable preferred non-controlling interests (1)	2,618	2,849	5,236	5,612
Net (loss) income attributable to Class A common stockholders	$(153)	$17,924	$(469)	$16,345

Weighted average shares outstanding of Class A common stock:
Basic	27,674,567	26,977,682	27,523,150	27,179,488
Diluted	27,674,567	27,248,639	27,523,150	27,556,700
Per share amounts:
Basic	$(0.01)	$0.66	$(0.02)	$0.60
Diluted	$(0.01)	$0.66	$(0.02)	$0.59

(1) Dividends on redeemable preferred non-controlling interests is allocated between redeemable non-controlling interests and Class A common stockholders based on their weighted average percentage of ownership. Please see Note. 13 Redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' Deficit for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,908	$114,050	$2,585	$106,704
Other comprehensive income:
Effective portion of the cash flow hedge attributable to equity method investments	165	109	515	109
Reclassification adjustments included in earnings	—	(1,147)	—	(1,147)
Net unrealized gain (loss) on cash flow hedges	—	215	—	(141)
Total comprehensive income	2,073	113,227	3,100	105,525
Net income attributable to Redeemable non-controlling interests	1,430	95,851	1,995	89,936
Other comprehensive income (loss) attributable to Redeemable non-controlling interests	137	(690)	430	(989)
Comprehensive income (loss) attributable to non-redeemable non-controlling interests	196	(183)	198	(480)
Dividends on redeemable preferred non-controlling interests	435	458	861	903
Comprehensive (loss) income attributable to Class A common stockholders	$(125)	$17,791	$(384)	$16,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A common stock		Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2023	29,701,146	$3	—	$—	144,399,037	$14	$—	$(467,195)	(15)	$955	(1,635,783)	$(11,614)	$(477,852)	$132,617	$802,720
Net income	—	—	—	—	—	—	—	110	—	2	—	—	112	—	565
Other comprehensive income	—	—	—	—	—	—	—	—	57	—	—	—	57	—	293
Issuance of Class A common stock under the ATM program (1)	14,005	—	—	—	—	—	97	—	—	—	—	—	97	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (2)	307,137	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	—	—	—	—	165	—	848
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(426)	—	—	—	—	(426)	2,618	(2,192)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	365	96,679	—	—	—	—	97,044	—	(97,044)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,235)	—
March 31, 2024	30,022,288	3	71,500,000	7	72,899,037	7	—	(370,832)	42	724	(1,635,783)	(11,614)	(381,663)	130,000	705,190
Net income	—	—	—	—	—	—	—	282	—	196	—	—	478	—	1,430
Other comprehensive income	—	—	—	—	—	—	—	—	28	—	—	—	28	—	137
Issuance of Class A common stock under the ATM program (1)	22,348	—	—	—	—	—	73	—	—	—	—	—	73	—	—

Issuance of Class A common stock for vesting of equity awards (2)	13,933	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	304	—	—	—	—	—	304		1,538
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	62	—	—	(403)	—	—	(341)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(435)	—	—	—	—	(435)	2,618	(2,183)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(439)	109,482	—	—	—	—	109,043	—	(109,043)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,618)	—
June 30, 2024	30,058,569	$3	71,500,000	$7	72,899,037	$7	$—	$(261,503)	$70	$517	(1,635,783)	$(11,614)	$(272,513)	$130,000	$597,069

(1) During the six months ended June 30, 2024, the Company issued shares of Class A common stock under the Company's ATM program. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit for additional information.
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
(1) As of May 30, 2023, two of our RNG facilities, Emerald and Sapphire (defined below) were deconsolidated and accounted for under equity method as per ASC 323. Please see Note 3 Investment in Other entities and Note 12 Variable Interest Entities for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$2,585	$106,704
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(8,006)	293
Distributions from equity method investments	8,669	—
Provision for bad debts	—	492
Amortization of operating right-of-use assets	334	303
Depreciation and amortization	7,706	6,990
Amortization of deferred financing costs	1,119	795
Loss on debt extinguishment	—	1,895
Loss on warrant exchange	—	338
Gain on deconsolidation of VIEs	—	(122,873)
Accretion expense related to asset retirement obligation	274	205
Stock-based compensation	2,855	2,848
Paid-in-kind interest income	(136)	(159)
Change in fair value of Convertible Note Payable	—	1,143
Unrealized gain on derivative financial instruments	(855)	(4,906)
Changes in operating assets and liabilities
Accounts receivable	3,403	3,770
Accounts receivable, related party	3,958	12,421
Fuel tax credits receivable	(54)	931
Capital spares	(284)	387
Parts inventory	(429)	(3,320)
Environmental credits held for sale	(1,623)	(2,510)
Prepaid expense and other current assets	(570)	3,121
Contract assets	(5,986)	(2,742)
Accounts payable	(802)	1,257
Accounts payable, related party	1,145	2,941
Fuel tax credits payable	(609)	(696)
Accrued payroll	(1,650)	(1,850)
Accrued expenses	(611)	3,125
Operating lease liabilities - current and non-current	(301)	(270)
Other current and non-current liabilities	4,171	(1,054)
Contract liabilities	(52)	(1,793)
Net cash provided by operating activities	14,251	7,786
Cash flows from investing activities:
Purchase of property, plant, and equipment	(49,742)	(72,009)
Proceeds from sale of short term investments	1,290	48,021
Deconsolidation of VIEs, net of cash	—	(11,948)
Distributions received from equity method investment	2,922	7,756
Cash paid for investment in other entities	(8,550)	—
Net cash used in investing activities	(54,080)	(28,180)
Cash flows from financing activities:
Proceeds from OPAL Term Loan	25,000	10,000
Cash paid for purchase of shares upon exercise of put option	—	(16,391)
Cash paid for taxes related to net share settlement of equity awards	(627)	—
Financing costs paid to other third parties	(253)	—

Repayment of Senior Secured Credit Facility	—	(22,750)
Repayment of OPAL Term Loan	—	(13,866)
Repayment of Municipality loan	—	(76)
Repayment of Sunoma Loan	(783)	—
Repayment of equipment loan	(44)	—
Payment of preferred dividends	(7,853)	—
Proceeds from sale of non-redeemable non-controlling interest	—	12,778
Reimbursement of financing costs by joint venture partner	—	826
Distribution to non-redeemable non-controlling interest	(574)	(222)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	170	—
Net cash provided by (used in) financing activities	15,036	(29,701)
Net decrease in cash, restricted cash, and cash equivalents	(24,793)	(50,095)
Cash, restricted cash, and cash equivalents, beginning of period	47,242	77,221
Cash, restricted cash, and cash equivalents, end of period	$22,449	$27,126
Supplemental disclosure of cash flow information
Interest paid, net of $2,074 and $3,785 capitalized, respectively	$7,185	$1,507
Noncash investing and financing activities:
Paid-in-kind dividend on redeemable preferred non-controlling interests	$—	$5,612
Accrual for asset retirement obligation included in Property, plant and equipment	$591	$—
Right-of-use assets arising from lease modifications	$1,218	$—
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$18,324	$8,864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

OPAL Fuels Inc. (including its subsidiaries, the “Company”, “OPAL,” “we,” “us” or “our”) is a renewable energy company specializing in the capture and conversion of biogas for the (i) production of RNG for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of electricity from renewable sources ("Renewable Power") for sale to utilities, (iii) generation and sale of Environmental Attributes associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. The term “Environmental Attributes” refers to federal, state and local government incentives in the United States, provided in the form of renewable identification numbers ("RINs"), RECs, LCFS credits, ISCC Carbon Credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects. OPAL also designs, develops, constructs, operates and services Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The biogas conversion projects currently use landfill gas and dairy manure as the source of the biogas. In addition, we have recently begun implementing design, development, and construction services for hydrogen Fueling Stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.
The Company is organized into four operating segments based on the characteristics and the nature of products and services. The four operating segments are RNG Fuel, Fuel Station Services, Renewable Power and Corporate.
All amounts in these footnotes are presented in thousands of dollars except share and per share data.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of the Company and all other entities in which the Company has a controlling financial interest: OPAL Renewable Power LLC (formerly Fortistar Methane 3 LLC (“FM3”) and Fortistar Methane 4 LLC), Beacon RNG LLC (“Beacon”) Sunoma Holdings, LLC (“Sunoma”), New River LLC (“New River”), Reynolds RNG LLC (“Reynolds”), Central Valley LLC (“Central Valley”), Prince William RNG LLC (“Prince William”), Cottonwood RNG LLC (“Cottonwood”), Polk County RNG LLC (“Polk County”), OPAL Contracting LLC (formerly Fortistar Contracting LLC), OPAL RNG LLC (formerly Fortistar RNG LLC), and OPAL Fuel station services LLC (“Fuel Station Services”). The Company’s unaudited condensed consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' deficit in the condensed consolidated balance sheets and as a non-redeemable non-controlling interests in the condensed consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' deficit.
Certain prior period amounts have been reclassified to conform with the current period presentation including reclassification of the Company’s proportional share of income in equity investments into operating income. See Note 3. Investment in Other Entities for further discussion. The Company reclassified certain project development and startup costs as a separate line within Operating expenses, which were previously included in Cost of sales - RNG Fuel and Selling, general and administrative expenses. Additionally, an adjustment for approximately $506 was recorded to move certain prior costs between selling, general and administrative costs to cost of sales – RNG fuel for the three months ended March 31, 2023, which is reflected in the six months ended June 30, 2023 amounts." Please see the Project development and startup costs section within Note 2. Additionally, the Company also reclassified certain Asset retirement obligations from current to non-current in its condensed consolidated balance sheet as of December 31, 2023.

The information included in this quarterly report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as the interim disclosures generally do not repeat those in the annual financial statements and are condensed in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.

In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim periods included in this Quarterly Report.
Variable Interest Entities
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a VIE for which we are the primary beneficiary. The Company applies the VIE model from ASC 810 when the Company has a variable interest in a legal entity not subject to a scope exception and the entity meets any of the five characteristics of a VIE. The primary beneficiary of a VIE is considered to be the party that both possesses the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the rights to receive benefits of the VIE that could be significant to the VIE. To the extent a VIE is not consolidated, the Company evaluates its interest for application of the equity method of accounting. Equity method investments are included in the condensed consolidated balance sheets as “Investments in other entities.” Investments in unconsolidated entities in which the Company has significant influence over the operating or financial decisions are accounted for under the equity method.
As of June 30, 2024, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Emerald RNG LLC ("Emerald"), Sapphire RNG LLC ("Sapphire"), Paragon RNG LLC ("Paragon"), Land2Gas LLC (the "SJI Joint Venture") (RNG Atlantic and RNG Burlington)) and GREP BTB Holdings LLC ("GREP") under the equity method.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$19,016	$38,348
Restricted cash - current (1)	940	4,395
Long-term assets:
Restricted cash held as collateral (2)	2,493	4,499
Total cash, cash equivalents, and restricted cash	$22,449	$47,242
(1) Restricted cash - current as of June 30, 2024 consists of $940 related to debt reserve on Sunoma Loan. Restricted cash - current as of December 31, 2023 consists of $3,361 related to debt reserve on the Sunoma Loan and $1,034 related to deposit on our interconnections payments.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The short term investments of $8,585 and $9,875 as of June 30, 2024 and December 31, 2023, respectively, consists of cash invested in money market accounts with maturities ranging between 1 and 12 months as of the reporting date. The amounts in these money market accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Earnout Liabilities
In connection with the business combination completed in July 2022 and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. (the "Sponsor") agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The earnout awards (the "Earnout Awards") were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net. For the three and six months ended June 30, 2024, the Company recorded a gain of $776 and $1,179 in its condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recorded a gain of $327 and $4,638 in its condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company recorded $721 and $1,900, respectively, on its condensed consolidated balance sheets.

Redeemable non-controlling interests
Redeemable non-controlling interests represent the portion of OPAL Fuels that the Company controls and consolidates but does not own. The Redeemable non-controlling interest represents 144,399,037 Class B Units issued by OPAL Fuels to the prior investors. The Company allocates net income or loss attributable to Redeemable non-controlling interest based on weighted average ownership interest during the period. The net income or loss attributable to Redeemable non-controlling interests is reflected in the condensed consolidated statement of operations.
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of June 30, 2024, the maximum redemption value was $597,069.
Project development and startup costs
The Company has multiple RNG projects under construction for which the Company incurs certain development costs such as legal, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs. Additionally, the Company also incurs certain expenses on new RNG projects that started operating for the first two years such as virtual pipeline costs (trucking costs incurred until a physical pipeline is connected) and ramp up costs. These costs are temporary and non-recurring over the project lifetime. Historically, the Company included these expenses in Cost of sales - RNG Fuel and Selling, general and administrative expenses with no associated revenues. For the three and six months ended June 30, 2024 and 2023, the Company is presenting these expenses in a separate line within operating expenses to provide additional information to the readers of the financial statements regarding the ongoing profitability of our RNG projects in operation.
The following table provides information on the types of expenses classified under this expense category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Site lease expenses	$293	$252	$568	$506
Legal and professional fees	102	401	390	676
Royalties	—	333	—	833
Virtual pipeline costs	2,540	—	2,659	700
Management services (1)	—	75	30	201
Other	—	54	73	82
Total Project development and startup costs	$2,935	1,115	3,720	2,998
(1) Relates to charges billed to the individual projects by Fortistar. See Note. 10 Related parties for additional information.
Net income per share
The Company's basic earnings per share of Class A common stock is computed based on the average number of outstanding shares of Class A common stock for the period.
The Company's diluted earnings per share includes effects of the Company's outstanding equity awards under the 2022 Plan (as defined elsewhere in these financial statements), Redeemable non-controlling interests (OPAL Fuels Class B units), redeemable preferred non-controlling interests, Earnout Awards.
Accounts Receivable, net
The Company's allowance for doubtful accounts was $0 and $0 at June 30, 2024 and December 31, 2023.
Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The fair value of the estimated asset retirement obligations is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset. The discounted asset retirement costs capitalized amount is accreted over the life of the sublease or site lease agreement. Asset retirement obligations are deemed Level 3 fair value measurements as the inputs used to measure the fair value are unobservable. The Company estimates the fair value of asset retirement obligations by calculating the estimated present value of the cost to retire the asset. This estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental, and political environments. In addition, the Company determines the Level 3 fair value measurements based on historical information and current market conditions.
As of June 30, 2024 and December 31, 2023, the Company estimated the value of its total asset retirement obligations to be $7,594 and $6,728, respectively.
The changes in the asset retirement obligations were as follows as of June 30, 2024:

June 30, 2024
Balance, December 31, 2023 - Current and non-current	$6,728
Additions during the year	592
Accretion expense	274
Total asset retirement obligation	7,594
Less: current portion	(1,952)
Total asset retirement obligation, net of current portion	$5,642
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
The Company has agreements with two natural gas producers ("Producers") to transport Producers' natural gas using the Company's RNG gathering system. The performance obligation is the delivery of Producers' natural gas to an agreed delivery point on an interstate gas pipeline. The quantity of natural gas transported for the Producers is measured at a certain specified meter reader. The price is fixed at contracted rates and the Producers pay approximately 30 days after month-end. As such, transportation sales are recognized over time, using the output method to measure progress.
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
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended June 30, 2024 and 2023, the Company earned net revenues after discount and fees of $25,409 and $11,852, respectively under this contract which was recorded as part of Revenues - RNG Fuel and Fuel Station Services. For the six months ended June 30, 2024 and 2023, the Company earned net revenues after discount and fees of $48,645 and $18,060, respectively.
During 2020, the Company has an agreement with a counter party to sell LCFSs at one of our RNG facilities for a period of 7 years at a fixed contract price which has a certain predetermined floor and ceiling price per LCFS. The counter party has the right to apply any excess payment made calculated as the difference between adjusted Oil Price Information Service and the floor price per the contract, against future sales of LCFSs during the contract term. As of June 30, 2024, the Company recorded $2,522 as part of Other long-term liabilities on the condensed consolidated balance sheet.
During the third and fourth quarters of 2022, two of the wholly-owned subsidiaries from our Renewable Power portfolio entered into a purchase and sale agreement with an Environmental Attribute marketing firm to sell Environmental Attributes associated with renewable biomethane ("ISCC Carbon Credits") and purchase brown gas back at contracted fixed prices per million British thermal units ("MMBtus"). One of these contracts has a term of 3 years from the date of certification of the facility with an auto-renewal option. The other contract was terminated in August 2023. During the third quarter of 2023, three additional Renewable Power facilities entered into purchase and sale agreements with 3 year terms and similar terms and conditions as the previous contracts. For the three months ended June 30, 2024 and 2023, the Company earned net revenues of $4,671 and $4,525, respectively under the contracts which were recorded as part of Revenues - Renewable Power in the condensed consolidated statement of operations. For the six months ended June 30, 2024 and 2023, the Company earned net revenues of $8,288 and $9,693, respectively under the contracts which were recorded as part of Revenues - Renewable Power in the condensed consolidated statement of operations.
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
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Renewable Power sales	$6,833	$8,393	$12,652	$17,996
Third party construction	8,705	15,093	19,495	22,247
Service	5,102	4,000	10,437	8,904
Brown gas sales	5,768	7,821	11,370	15,351
Environmental credits (1)	42,370	17,690	78,047	30,368
Parts sales	751	1,149	1,148	1,336
Other	276	—	617	—
Total revenue from contracts with customers	69,805	54,146	133,766	96,202
Lease revenue (2)	1,145	896	2,136	1,797
Total revenue	$70,950	$55,042	$135,902	$97,999
(1) Includes revenues of $4,671 and $4,525, respectively, for the three months ended June 30, 2024 and 2023, from customers domiciled outside of United States. For the six months ended June 30, 2024 and 2023, revenues include $8,288 and $9,693, respectively, from customers domiciled outside of United States.
(2) Lease revenue relates to approximately twenty-nine fuel purchasing agreements out of which we have two of our RNG fuel stations with minimum take or pay provisions and revenue from power purchase agreements at two of our Renewable Power facilities where we determined that we transferred the right to control the use of the power plant to the purchaser.
For the three months ended June 30, 2024 and 2023, 12% and 27%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time. For the six months ended June 30, 2024 and 2023, 14% and 23%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items consisting of items recorded as Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss on warrant exchange	$—	$—	$—	$(338)
Gain on deconsolidation of VIEs (1)	—	122,873	—	122,873
Gain on transfer of non-financial asset in exchange for services received (2)	432	236	1,097	506
Other income	$432	$123,109	$1,097	$123,041
(1) Represents non-cash gain on deconsolidation of Emerald and Sapphire on May 30, 2023.
(2) Represents the fair value of RINs transferred as consideration for services received.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Accounts receivable, net	$24,220	$27,623
Contract assets:
Cost and estimated earnings in excess of billings	$10,662	$4,630
Accounts receivable retainage, net	2,114	2,160
Contract assets total	$12,776	$6,790
Contract liabilities:
Billings in excess of costs and estimated earnings	$6,262	$6,314
Contract liabilities total	$6,262	$6,314
During the six months ended June 30, 2024, the Company recognized revenue of $3,746 that was included in "Contract liabilities" at December 31, 2023. During the six months ended June 30, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022.
Environmental credits held for sale
The Company provides dispensing and credit monetization services to OPAL owned facilities and third-party customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the environmental credits received as part of Revenues - Fuel Station Services and environmental credits held for sale within current assets based on their estimated fair value at contract inception. It is recorded at historical fair value at contract inception and reviewed to ensure it is recorded at lower of cost and net realizable value at each balance sheet date. Due to the historically higher LCFS pricing, the fair value at contract inception may be significantly higher than the net realizable value of the environmental credits generated at the period-end balance sheet date. For the three months ended June 30, 2024 and 2023, the Company recorded $3,694 and $1,797 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value. For the six months ended June 30, 2024 and 2023, the Company recorded $6,850 and $3,015 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.
Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At June 30, 2024, the Company had a backlog of $42,814 of which $37,427 is anticipated to be recognized as revenue in the next 12 months.
Major Maintenance

Major maintenance is a component of maintenance expense and encompasses overhauls of internal combustion engines, gas compressors and electrical generators. Major maintenance is expensed as incurred. Major maintenance expense was $2,464 and $2,154 for the three months ended June 30, 2024 and 2023 respectively, and is included in cost of sales — Renewable Power in the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023 respectively, major maintenance expense included in cost of sales — Renewable Power was $5,373 and $4,230, respectively.

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
Significant Customers, Vendors and Concentration of Credit Risk
For the three and six months ended June 30, 2024, two customers accounted for 53% of the revenue, respectively. For the three and six months ended June 30, 2023, three customers accounted for 47% and 46% of the revenue, respectively. At June 30, 2024, two customers accounted for 53% of accounts receivable. At December 31, 2023, two customers accounted for 54% of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of June 30, 2024, one vendor accounted for 30% of the accounts payable. As of December 31, 2023, one vendor accounted for 32% of the accounts payable.
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
The Company has elected to apply the cumulative earnings approach for classifying distributions received from equity method investees. Distributions are classified as cash inflows from operating activities unless they exceed the investor's cumulative equity in earnings, in which case the excess is classified as cash inflows from investing activities.
The following table shows the movement in Investment in Other Entities:

	Pine Bend	Noble Road	GREP	SJI	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%

Balance at December 31, 2023	$21,062	$22,174	$2,015	$1,567	$160,281	$207,099
Net income from equity method investment	2,135	3,030	(291)	(258)	6,248	$10,864
Contribution by the Company	—	—	—	4,500	4,050	$8,550
Distributions from return on investment in equity method investment (1	(2,042)	(2,850)	—	—	(3,777)	$(8,669)
Distributions from return of investment in equity method investment (2)	(558)	—	—	—	(2,364)	$(2,922)
Accumulated other comprehensive income	—	—	—	—	515	$515
Amortization of basis difference (3)	(93)	(295)	—	—	(2,470)	$(2,858)
Balance at June 30, 2024	$20,504	$22,059	$1,724	$5,809	$162,483	$212,579
(1) Recorded as part of cash flows from operating activities for the six months ended June 30, 2024.
(2) Recorded as part of cash flows from investing activities for the six months ended June 30, 2024.
(3) Reflected in Income from equity method investments in the condensed consolidated statement of operations for the six months ended June 30, 2024.
The following table summarizes the net income from equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$25,567	$6,925	$50,974	$14,464
Gross profit	9,919	8,225	21,013	9,876
Net loss	8,693	(2,686)	19,397	(2,899)

Net (loss) income from equity method investments (1)	$3,800	(998)	$8,006	$(293)

(1) Net income from equity method investments represents our portion of the net income from equity method investments including amortization of any basis differences.

4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Plant and equipment	$262,264	$205,188
CNG/RNG fueling stations	56,725	51,749
Construction in progress (1)	158,663	175,060
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,591	2,481
Leasehold improvements	815	815
Vehicles	457	489
Office furniture and equipment	307	307
Computer software	277	277
Land lease - finance lease	6,096	6,469
Vehicles - finance leases	2,288	2,580
Other	612	591
	494,983	449,894
Less: accumulated depreciation	(109,528)	(110,401)
Property, plant, and equipment, net	$385,455	$339,493
(1) Includes $1,055 and $5,475 of capitalized interest on our OPAL Term Loan facility for the six months ended June 30, 2024 and for the year ended December 31, 2023.
On October 20, 2023, our wholly owned subsidiary entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL"). The subsidiary constructed an RNG production facility at the Prince William County landfill located in Manassas, Virginia, to process landfill gas into RNG. The Agreement obligates the subsidiary to develop, plan and permit a gas pipeline extension and associated interconnection facilities (the “Pipeline Project”) to deliver RNG from the facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Pipeline Project from the subsidiary after its final completion at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date is on or prior to October 20, 2024. During the second quarter of 2024, the agreement has been amended to move the closing date to first quarter of 2025. As of June 30, 2024, we have recorded capital expenditure of $2,881 which is included in the Property, Plant and Equipment on our condensed consolidated balance sheet.
As of June 30, 2024, the Construction in progress consists of capital expenditures on construction of RNG generation facilities including, but not limited to Polk County, Cottonwood, Central Valley RNG projects and RNG dispensing facilities. Polk County is expected to be operational in the fourth quarter of 2024. The remaining facilities except Central Valley RNG projects, for which costs are in construction in progress as of June 30, 2024, are expected to be operational during 2025. Regarding the Central Valley RNG projects, please refer to Note 17. Commitments and Contingencies for additional information.
Depreciation expense on property, plant, and equipment for the three months ended June 30, 2024 and 2023 was $4,076 and $3,372, respectively. The depreciation expense for the six months ended June 30, 2024 and June 30, 2023 was $7,569 and $6,677, respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,536)	$1,463	18.1

Transmission/distribution interconnection	1,600	(1,600)	—	15.1
Intellectual property	43	(40)	3	5.0
Total intangible assets	$10,642	$(9,176)	$1,466

	December 31, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,926)	$1,073	18.1
Transmission/distribution interconnection	1,600	(1,076)	524	15.1
Intellectual property	43	(36)	7	5.0
Total intangible assets	$10,642	$(9,038)	$1,604

Amortization expense for the three and six months ended June 30, 2024 was $71 and $138, respectively. Amortization expense for the three and six months ended June 30, 2023 was $153 and $313, respectively. At June 30, 2024, estimated future amortization expense for intangible assets is as follows:

Six months ended December 31, 2024	$136
Fiscal year:
2025	267
2026	231
2027	171
2028	171
Thereafter	490
$1,466
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2023	$51,155	$3,453	$54,608
Balance at June 30, 2024	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
OPAL Term Loan	211,618	186,618
Less: unamortized debt issuance costs	(9,065)	(10,086)
Less: current portion	(4,211)	—
OPAL Term Loan, net of debt issuance costs	198,342	176,532
Sunoma Loan	21,672	22,453
Less: unamortized debt issuance costs	(790)	(835)
Less: current portion	(1,689)	(1,608)
Sunoma Loan, net of debt issuance costs	19,193	20,010
Non-current borrowings total	$217,535	$196,542
As of June 30, 2024, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Total
Six months ending December 31, 2024	$—	$826	$826
Fiscal year:
2025	8,338	1,756	10,094
2026	8,009	1,898	9,907
2027	7,695	2,051	9,746
2028	187,576	2,213	189,789
Thereafter	$—	12,928	12,928
	$211,618	$21,672	$233,290
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
The Credit Agreement provides for up to $450.0 million of initial and delayed draw term loans (with such delayed draw term loans available for up to 18 months after closing) and $50.0 million of revolving loans. The proceeds from the facility are expected to be used to fund other general corporate purposes of the Borrower and Guarantors. The Company paid transaction fees and expenses in the amount of approximately $9,976. The amounts outstanding under the Credit Agreement are secured by the assets of the indirect subsidiaries of OPAL Intermediate Holdco.
As of June 30, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $211,618 and $186,618, respectively. During the second quarter of 2024, the Company drew down an additional $25,000. Additionally, the Company utilized $13,694 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
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
The Credit Agreement includes certain customary and project-related affirmative and negative covenants, including restrictions on distributions, and events of default, which include payment defaults breaches of covenants; changes of control materially incorrect or misleading representations or warranties bankruptcy or other events of insolvency and certain project-related defaults. As of June 30, 2024, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.

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
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) maximum debt to net worth ratio not to exceed 5:1 (ii) a minimum current ratio not less than 1.0 and (iii) minimum debt service coverage ratio of trailing four quarters not less than 1.25. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20,000 to $23,000. As of June 30, 2024, Sunoma in compliance with the financial covenants under the Sunoma Loan Agreement.
The borrowings under the Sunoma Loan Agreement bear interest at the rate of prime rate plus 3.5% or 7.75% and have a maturity date of July 19, 2033. The Company is required to pay a quarterly amortization of principal of $380 beginning in October 2023.
As of June 30, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $21,672 and $22,453, respectively.
The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as June 30, 2024 and December 31, 2023. See Note 12. Variable Interest Entities for additional information.
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
Interest rates
2024
For the three and six months ended June 30, 2024, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 9.3% and 7.9%, respectively.
For the three and six months ended June 30, 2024, the interest rate on the Sunoma Loan was 8.5% and 8.4%, respectively.
2023
For the three and six months ended June 30, 2023, the weighted average effective interest rate on the Senior Secured Credit Facility including amortization of debt issuance costs on Senior Secured Credit Facility was 5.6% including a margin plus LIBOR. The facility was fully repaid in March 2023.
For the three and six months ended June 30, 2023, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 9.2% and 8.8%.
For three and six months ended June 30, 2023, the interest rate on the Sunoma loan was 8.0%.

For the three and six months ended June 30, 2023, the payment-in-kind interest rate on Convertible Note Payable was 8.0%.

For the three and six months ended June 30, 2023, the weighted average interest rate on Municipality loan was 3.0%.

The following table summarizes the Company's total interest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Senior Secured Credit Facility	$—	$—	$2	$281
Convertible Note Payable mark-to-market	—	581	—	1,144
Sunoma Loan	440	449	901	894
OPAL Term Loan (1)	3,549	—	6,318	19
Equipment loan	5	—	10	—
Commitment fees and other finance fees	774	184	1,462	312
Amortization of deferred financing cost	564	345	1,119	795
Interest expense on finance leases	141	21	288	37
Interest income	(484)	(624)	(1,150)	(1,885)
Total interest expense	$4,989	$956	$8,950	$1,597
(1) Excludes $640 and $2,074 of interest capitalized and recorded as part of Property, Plant and Equipment for the three and six months ended June 30, 2024, respectively. Excludes $1,981 and $3,785 of interest capitalized and recorded as part of Property, Plant and Equipment for the three and six months ended June 30, 2023, respectively.

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
Included in Fuel Station Service revenues are $935 and $1,707 related to the lease portion of the FPAs for the three and six months ended June 30, 2024, respectively. It includes $632 and $1,202 related to the lease portion of the FPAs for the three and six months ended June 30, 2023, respectively.
Included in Renewable Power revenues are $210 and $429 related to the lease element of the PPAs for the three and six months ended June 30, 2024, respectively. Includes $264 and $595 related to the lease element of the PPAs for the three and six ended June 30, 2023, respectively.
Lessee contracts
Ground/Site leases
The Company through various of its indirectly owned subsidiaries holds site leases on landfills/dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities - Beacon and two sites at our Central Valley project - MD Digester ("MD") and VS Digester ("VS"). During the second quarter of 2024, the Company revised the commercial operation date for its leases for MD and VS by between 20 to 24 months which changed the lease term for both the leases. Beginning in the second quarter of 2024 the Company treated this as a lease modification and increased its right-of-use asset and corresponding lease liability by $1,218 on its condensed consolidated balance sheet as of June 30, 2024, using the incremental borrowing rate of 7.28%.
On December 27, 2023, OPAL entered into an Amended and Restated Lease Agreement with a counter party which amended the payment terms to include a minimum volume requirement that requires OPAL to pay lease payments of $1 per GGE of CNG pumped with annual minimum volumes for the lease term.
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
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023. The lease expense for the office lease is recorded as part of Selling, general and administrative expenses in its condensed consolidated statement of operations for the three and months ended June 30, 2024 and 2023.
Vehicle leases
The Company leases approximately 104 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its condensed statement of operations for the three and six months ended June 30, 2024 and 2023.
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
Right-of-use assets and Lease liabilities as of June 30, 2024 and December 31, 2023 are as follows:

Description	Location in Balance Sheet	June 30, 2024	December 31, 2023
Assets:
Operating leases (1):
Site leases	Right-of-use assets	$12,438	$11,330
Office lease	Right-of-use assets	747	971
		13,185	12,301
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	2,288	2,580
Site lease	Property, plant and equipment, net	6,096	6,468
		8,384	9,048

Total right-of-use assets		$21,569	$21,349
Liabilities (1):
Sites leases	Lease liabilities - current portion	205	$130
Office lease	Lease liabilities - current portion	528	508
Vehicle leases - finance	Accrued expenses and other current liabilities	771	827
Site leases - finance	Accrued expenses and other current liabilities	471	571
		1,975	2,036

Sites leases	Lease liabilities - non-current portion	12,315	11,222
Office lease	Lease liabilities - non-current portion	331	602
Vehicle leases - finance	Other long-term liabilities	1,505	1,801
Site leases - finance	Other long-term liabilities	5,771	5,587
		19,922	19,212

Total lease liabilities		$21,897	$21,248

(1) The Operating lease right-of-use asset and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 2.30% to 7.28%.
The table below presents components of the Company's lease expense for the three and six months ended June 30, 2024 and 2023:

Description	Location in Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Operating lease expense for site leases	Cost of sales - RNG Fuel	$282	$263	$565	$526
Operating lease expense for office lease	Selling, general, administrative expenses	121	121	242	242
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	245	141	479	281
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	141	21	288	37
		$789	$546	$1,574	$1,086
The Company does not have material short term lease expense for the three and six months ended June 30, 2024 and 2023.

The Company did not enter into any operating leases greater than 12 months for the six months ended June 30, 2024.

Weighted average remaining lease term (years)	June 30, 2024
Operating leases	21.2 years
Financing leases	6.6 years
Weighted average discount rate
Operating leases	7.05%
Financing leases	6.60%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of June 30, 2024:

	Site leases	Office leases	Vehicle leases	Site lease - Finance	Total

Weighted average discount rate	7.6%	2.3%	7.6%	6.1%

Six months ending December 31, 2024	$536	$271	$551	$481	$1,839
2025	1,129	562	996	963	3,650
2026	1,129	47	841	963	2,980
2027	1,129	—	459	963	2,551
2028	1,129	—	12	963	2,104
Thereafter	19,971	—	—	3,287	23,258
	25,023	880	2,859	7,620	36,382

Present value of lease liability	12,520	859	2,276	6,242	21,897

Lease liabilities - current portion	205	528	771	471	1,975
Lease liabilities - non-current portion	12,315	331	1,505	5,771	19,922
Total lease liabilities	$12,520	$859	$2,276	$6,242	$21,897

Discount based on incremental borrowing rate	$12,503	$21	$583	$1,378	$14,485

9. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
The following table summarizes the interest rate swaps in place as of June 30, 2024:
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023	2024	2023
Interest rate swaps	$—	$—	$—	$—
Swaption	—	20	—	(46)
Net periodic settlements	—	812	—	812
	$—	$832	$—	$766	Change in fair value of derivative instruments, net
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
The Company entered into an International Swaps and Derivatives Association ("ISDA") agreement with Mendocino Capital LLC (“NextEra”), a related party in November 2019. Pursuant to the agreement, the Company entered into two additional commodity swaps in October 2022 for a periods of one to two years with contract prices ranging between $65.50 and $68.50 per MWh. The swaps are expected to be settled by physical delivery on a monthly basis. The Company elected the normal purchase and normal sale exclusion and will not apply fair value accounting under ASC 815, Derivatives and hedging. The Company will continue to assess its normal purchase and normal sale election on a quarterly basis.
The Company entered into a new commodity swap with NextEra in November 2022 for a period of two years at a contract price of $81.50 per MWh.
In November 2023, the Company entered into an electricity supply agreement with a utility provider for purchase of electricity to be used at one of our RNG facilities for a period of two years with a monthly notional quantity ranging between 1,875 and 2,145 kilo-watt hour ("kWh") and with fixed contract price $0.0599 per kWh. The forward contract is expected to be settled by physical delivery of electricity on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815. The Company will continue to assess its normal purchase and normal sale election on a quarterly basis.
The following table summarizes the commodity swaps in place as of June 30, 2024 and December 31, 2023. There were no new commodity swap contracts entered during the three and six months ended June 30, 2024.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50

The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Commodity swaps - realized (loss) gain	Revenues - Renewable Power	$231	$509	$409	$880
Commodity swaps - unrealized gain (loss)	Revenues - Renewable Power	(228)	(160)	(324)	762
Total realized and unrealized gain (loss)	Revenues - Renewable Power	$3	$349	$85	$1,642

The following table summarizes the derivative assets and liabilities related to commodity swaps as of June 30, 2024 and December 31, 2023:

	Fair Value		Location of Fair value recognized in Balance Sheet
	June 30, 2024	December 31, 2023
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$309	$633	Derivative financial asset, current portion

Other derivative liabilities
On July 21, 2022, the Company recorded derivative liabilities for the outstanding public warrants and private warrants, put option to Meteora, the Sponsor Earnout Awards and the OPAL Earnout Awards. The private and public warrants were exchanged into Class A common stock in the fourth quarter of 2022. The put option with Meteora expired in January 2023. The change in fair value on Sponsor Earnout and OPAL Earnout Awards is recorded as change in fair value of derivative instruments, net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023.

The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

Derivative liability	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023	2024	2023

Put option to Meteora	$—	$—	$—	$(311)
Sponsor Earnout Awards	776	(172)	1,179	138
OPAL Earnout Awards	—	500	—	4,500
	$776	$328	$1,179	$4,327	Change in fair value of derivative instruments, net
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
The carrying value of the Company's long-term debt, which are considered Level 2 in the fair value hierarchy, of $217,535 and $196,542 as of June 30, 2024 and December 31, 2023, respectively, approximates its fair value because our interest rate is variable and reflects current market rates.

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
The fair value of the Sponsor Earnout Awards as of June 30, 2024 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the four year post-close period. Assumptions used in the valuation are as follows:

•Current stock price — The Company's closing stock price of $4.09 as of June 30, 2024;
•Expected volatility —50% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 4.50% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 4.1 year term of the earnout period;
•Dividend yield - zero.

The fair value of the OPAL Earnout Awards as of June 30, 2024 and December 31, 2023 was determined to be zero as their expiration date is December 31, 2024 and the Company does not expect to achieve the earn-out target.

There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of June 30, 2024.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2024 and December 31, 2023, set forth by level, within the fair value hierarchy:

	Fair value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$7,594	$7,594
Earnout liabilities	—	—	721	721
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	22,449	—	—	22,449
Short term investments	8,585	—	—	8,585
Commodity swap contracts	—	309	—	309

	Fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,728	$6,728
Earnout liabilities	—	—	1,900	1,900
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	47,242			47,242
Short term investments	9,875	—	—	9,875
Commodity swap contracts	—	633	—	633
(1) Includes balances in money market accounts of $6,356 and $31,965, respectively as of June 30, 2024 and December 31, 2023.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the six months ended June 30, 2024 is included in Note 2, Summary of Significant Accounting Policies.

10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and other entities under common control with Fortistar or NextEra.

Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman RNG Investments, LLC, a Delaware limited liability company and an affiliate of Fortistar ("Hillman") in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded preferred dividend of $605 and $1,209 for the three and six months ended June 30, 2024, respectively. The Company recorded paid-in-kind preferred dividend of $675 and $1,330 for the three and six months ended June 30, 2023, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.

Issuance of Redeemable preferred non-controlling interests

On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded preferred dividend of $2,013 and $4,027 for the three and six months ended June 30, 2024, respectively. The Company recorded paid-in-kind preferred dividend of $2,174 and $4,282 for the three and six months ended June 30, 2023, respectively. Please see Note

13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.

Purchase and sale agreement for environmental attributes

On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three and six months ended June 30, 2024, the Company earned net revenues after discount and fees of $15,881 and $31,376, respectively, under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $9,528 and $17,269, respectively, under this contract which was recorded as part of Revenues - Fuel Station Services. For the three and six months ended June 30, 2023, the Company earned net revenues after discount and fees of $9,412 and $14,127, respectively, under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $2,440 and $3,933, respectively, under this contract which was recorded as part of Revenues - Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.

Commodity swap contracts under ISDA and REC sales contracts

The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company enters into commodity swap contracts on a periodic basis. As of June 30, 2024 and December 31, 2023, there were two commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. Additionally, the Company has contracts to sell RECs and capacity to NextEra on multiple Renewable Power facilities at market price. The Company recorded $1,804 and $1,747 as revenues earned under these contracts for the three months ended June 30, 2024 and 2023. The Company recorded $3,330 and $3,274 as revenues earned for the six months ended June 30, 2024 and 2023.

Purchase of investments from Related Parties
In August 2021, the Company acquired 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded a net loss of $220 and $566 as its share of net loss for the three months ended June 30, 2024 and 2023. The Company recorded a net loss of $291 and $436 as its share of net loss for the six months ended June 30, 2024 and 2023.

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
The term of these contracts each runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. Pine Bend and Noble Road came online in the first and third quarter of 2022 and Emerald in the third quarter of 2023. For the three months ended June 30, 2024 and 2023, the Company earned environmental processing fees of $2,100 and $555, net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company earned environmental processing fees of $4,439 and $1,141, net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations.
Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with Fortistar LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expires on December 31, 2023 with an auto renewal option on an annual basis, unless either party chooses to terminate with a written notice of 180 days termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the three and six months ended June 30, 2024 and 2023, there have been no material services provided by the Company's employees to Fortistar.
In June 2021, the company entered into a management services agreement with Costar Partners LLC (“Costar”), an affiliate of Fortistar. Pursuant to the agreement, Costar provides information technology (“IT”) support services, software use, licensing services, management of third party infrastructure and security services and additional IT services as needed by the Company. The agreement provides for Costar to be compensated based on actual costs incurred and licensing fees per user for certain software applications. The initial term of the agreement was for thirty-six months and renews automatically on an annual basis unless the termination occurs earlier due to dissolution of the Company or it is terminated by the Company’s secured lenders in certain circumstances.
On October 10, 2023, the board of directors of the Company appointed Mr. Scott Contino as Interim CFO. Mr. Contino has served as Fortistar's CFO for the past eighteen years. In connection with the appointment, the Company entered into an interim services agreement ("Interim Services Agreement") with Fortistar in accordance with the terms and conditions of the existing Administrative Services Agreement. Pursuant to the Interim Services Agreement, the Company will pay Fortistar an agreed hourly rate, such that the monthly fee does not exceed $50, on a cumulative basis. For the three and six months ended June 30, 2024, the Company paid $150 and $300, respectively which is included in Selling, general and administrative expenses in the condensed consolidated statement of operations.
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Staffing and management services	$534	$412	$996	$987
Rent - fixed compensation	172	164	343	329
IT services	800	731	1,504	1,457
Total	$1,506	$1,307	$2,843	$2,773

The following table presents the various balances for related parties included in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Location in Balance Sheet	June 30, 2024	December 31, 2023
Assets:
Trade AR - NextEra	Accounts receivable, related party	$14,738	$18,696
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	6,633	5,692
NextEra	Accounts payable, related party	501	501
Staffing and management services - Fortistar	Accounts payable, related party	777	622
IT services - Costar	Accounts payable, related party	258	209
Total liabilities - related party		$8,169	$7,024
11. Reportable Segments and Geographic Information
The Company is organized into four operating segments based on the characteristics of its renewable power generation, dispensing portfolio, and the nature of other products and services. The Company changed its internal reporting to report revenues from RECs and ISCC Carbon Credits from RNG Fuel to the Renewable Power segment during the third quarter of 2023. This is primarily to reflect a strategic business change to identify all revenues earned from Environmental Attributes generated from Renewable Power facilities in the same segment. Therefore, the Company reclassified revenues of $5,800 and $11,245, respectively for the three and six months ended June 30, 2023, earned from sale of RECs and ISCC Carbon Credits from Revenues - RNG Fuel to Revenues - Renewable Power.
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

For the three and six months ended June 30, 2024, the Company has accounted for its interests in Pine Bend, Reynolds, Noble Road, GREP, Paragon and SJI under the equity method of accounting and the results of operations of Beacon, New River, Polk County, Cottonwood, Central Valley, Prince William and Sunoma were consolidated in its condensed consolidated statement of operations. For the three and six months ended June 30, 2023, the Company has accounted for its interests in Pine Bend, Reynolds, Noble Road and GREP under the equity method of accounting and the results of operations of Beacon, New River, Central Valley, Prince William and Sunoma were consolidated in its condensed consolidated statement of operations. As of May 30, 2023, the Company deconsolidated Emerald and Sapphire. As a result, the Company consolidated Emerald and Sapphire for the period between January 1, 2023 and May 30, 2023 and recorded its ownership interests in Paragon which includes Emerald and Sapphire as equity method investment for the month of June 2023.
As of June 30, 2024, Central Valley, Polk County, Cottonwood, projects included in SJI Joint Venture (Atlantic and Burlington) and Sapphire are not operational. Prince William commenced operations during the second quarter of 2024.
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
The Company has determined that each of the four operating segments meets the characteristics of a reportable segment under U.S. GAAP. The Company's activities and assets that are not associated with the four reportable segments are summarized in the "Other" category below. These include corporate investment income, interest income and interest expense, income tax expense, and other non-allocated costs. The Company evaluates performance based on net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Renewable Power	$12,248	$14,455	$22,331	$29,818
RNG Fuel (1)	44,738	17,556	87,530	31,844
Fuel Station Services (2)	45,547	34,155	87,197	58,730
Other (3)	274	—	616	17
Intersegment eliminations	(6,290)	(4,199)	(10,798)	(7,946)
Equity Method Investment(s)	(25,567)	(6,925)	(50,974)	(14,464)
	$70,950	$55,042	$135,902	$97,999
____________
(1) Includes revenues from our equity method investments.
(2) Includes intersegment revenues eliminated in the condensed consolidated financial statements.
(3) Other includes management fee revenues earned from operations and management of unconsolidated entities and Fortistar Contracting LLC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and Financing Expense, net:
Renewable Power	$25	$6	$85	$(258)
RNG Fuel	(5,011)	(939)	(9,302)	(1,594)
Fuel Station Services	(47)	83	(24)	93
Corporate	192	(261)	323	(59)
Equity Method Investment(s)	(148)	155	(32)	221
	$(4,989)	$(956)	$(8,950)	$(1,597)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation, Amortization, and Accretion:
Renewable Power	$1,013	$1,449	$2,013	$2,901
RNG Fuel	2,936	2,292	5,282	4,316
Fuel Station Services	1,290	848	2,609	1,638
Other(1)	—	11	—	27
Equity Method Investment(s)	(970)	(972)	(1,924)	(1,687)
	$4,269	$3,628	$7,980	$7,195
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)
Renewable Power	$2,288	$5,059	$2,215	$9,601
RNG Fuel	1,826	1,491	4,751	(2,777)
Fuel Station Services	7,069	1,858	12,791	1,899
Corporate	(13,075)	106,640	(25,178)	98,274
Equity Method Investment(s)	3,800	(998)	8,006	(293)
	$1,908	$114,050	$2,585	$106,704

	Six Months Ended June 30,
	2024	2023
Cash paid for Purchases of Property, Plant, and Equipment:
Fuel Station Services	11,504	12,356
RNG Fuel	38,238	59,653
	$49,742	$72,009

	June 30, 2024	December 31, 2023
Total Assets:
Renewable Power	$34,774	$37,479
RNG Fuel	355,155	342,176
Fuel Station Services	155,256	152,625
Corporate	24,548	15,230
Equity Method Investment(s)	212,579	207,099
	$782,312	$754,609
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States of America.
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
As of June 30, 2024 and December 31, 2023, the Company held equity interests in seven VIEs — Sunoma, GREP, Emerald, Sapphire, Paragon, SJI Joint Venture (Atlantic and Burlington) and Central Valley.
As of June 30, 2024 and December 31, 2023, GREP, Paragon and SJI were presented as equity method investments and the remaining two VIEs Sunoma and Central Valley are consolidated by the Company.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
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
The following table summarizes the major condensed consolidated balance sheet items for consolidated VIEs as of June 30, 2024 and December 31, 2023. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
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

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$533	$166
Accounts receivable, net	388	33
Restricted cash - current	940	4,395
Environmental credits held for sale	29	29
Prepaid expenses and other current assets	68	107
Total current assets	1,958	4,730
Property, plant and equipment, net	25,884	26,626
Restricted cash, non-current	2,063	1,850
Total assets	$29,905	$33,206
Liabilities and equity
Current liabilities:
Accounts payable	$50	$744
Accounts payable, related party	669	1,046
Accrued expenses	812	647
Accrued payroll	38	—
Other current liabilities	97	92
Sunoma Loan- current portion	1,689	1,608
Total current liabilities	3,355	4,137
Sunoma loan, net of debt issuance costs	19,193	20,010
Other long-term liabilities	2,683	211
Total liabilities	25,231	24,358
Equity
Stockholders' equity	4,157	7,893
Non-redeemable non-controlling interests	517	955
Total equity	4,674	8,848
Total Liabilities and Equity	$29,905	$33,206

13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit

Common stock

As of June 30, 2024, there are (i) 30,058,569 shares of Class A common stock issued and 28,422,786 outstanding, (ii) 71,500,000 shares of New OPAL Class B common stock issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below), (iii) no shares of Class C common stock issued and outstanding and (iv) 72,899,037 shares of Class D common stock (shares of Class D common stock do not have any economic value except voting rights as described below).

Share conversion

On March 12, 2024, Fortistar, through its subsidiary OPAL Holdco LLC, converted 71.5 million shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction has no effect on the economic interest in the Company held by Fortistar or OPAL Holdco LLC. Fortistar converted such shares in order that the Company’s Class A common stock would become eligible for inclusion in certain stock market indices, on which many broad-based mutual funds and exchange-traded index funds are based. Subsequent to the exchange, Fortistar holds 72,899,037 shares of Class D common stock and 71,500,000 shares of Class B common stock.

ATM Program

On November 17, 2023, OPAL Fuels Inc. (the “Company”) entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each, an “Agent,” and collectively, the “Agents”) pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $75 million from time to time through the Agents.

The Company will pay each Agent, upon the sale by such Agent of Class A common stock pursuant to the Sales Agreement, an amount equal to up to 3.0% of the gross proceeds of each such sale of Class A common stock. The Company has also provided the Agents with customary indemnification rights.

The Company issued 36,353 shares of Class A common stock under the ATM Program during the six months ended June 30, 2024 at prices ranging between $4.34 and $5.68 and received net proceeds of $170.

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
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2023 to June 30, 2024:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2023	300,000	$30,604	1,000,000	$102,013	$132,617
Preferred dividends attributable to OPAL Fuels	—	1,011	—	3,364	4,375
Preferred dividends attributable to Class A common stockholders	—	198	—	663	861
Payment of Preferred dividends	—	(1,813)	—	(6,040)	(7,853)
Balance, June 30, 2024	300,000	$30,000	1,000,000	$100,000	$130,000

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

Redeemable non-controlling interests have been presented as mezzanine equity in the condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of June 30, 2024, the Company recorded $597,069 as the redemption value based on a 5 day VWAP of $4.13 per share.

14. Net Income (Loss) Per Share
The basic income per share of Class A common stock is computed by dividing the net income (loss) attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. The basic income per share for the three and six months ended June 30, 2024 does not include 1,635,783 shares in treasury, 763,908 shares issued and outstanding but are contingent on achieving earnout targets. During the first quarter of 2023, the put option was exercised and 197,258 shares of Class A common stock were cancelled.
The diluted income per share of Class A common stock for the three and six months ended June 30, 2024 does not include Redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of June 30, 2024. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 716,650 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of June 30, 2024. The outstanding restricted stock units and stock options issued under the 2022 Plan are not included as their impact is dilutive. The outstanding performance units under the 2022 Plan are not included as the performance conditions have not been met as of June 30, 2024.
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
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income attributable to Class A common stockholders	(153)	17,924	(469)	$16,345

Weighted average number of shares of Class A common stock - basic	27,674,567	26,977,682	27,523,150	27,179,488
Dilutive effect of stock options, restricted stock units, performance units, Convertible note payable, earnout shares, Redeemable preferred non-controlling interests, Redeemable non-controlling interests	—	270,957	—	377,212
Weighted average number of shares of Class A common stock - diluted	27,674,567	27,248,639	27,523,150	27,556,700
Net (loss) income per share of Class A common stock
Basic	$(0.01)	$0.66	$(0.02)	$0.60
Diluted	$(0.01)	$0.66	$(0.02)	$0.59
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
For the three and six months ended June 30, 2024 and 2023, the Company recorded zero income tax expense. The effective tax rate for the three and six months ended June 30, 2024 and 2023 was 0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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
During the three months ended March 31, 2024, the Company issued 360,298 stock options, 1,110,031 restricted stock units and 456,308 performance units to certain employees of the Company. The applicable performance period for such performance units is January 1, 2024 to December 31, 2026, and all such performance units are scheduled to vest on March 31, 2027 subject to achievement of certain performance criteria. The fair value of the stock options was determined to be $3.40 based on Black Scholes model based on the share price of $4.96, exercise price of $5.02, expiration of 10 years, annual risk free interest rate of 3.96% and volatility of 55%. Additionally, the Company issued 190,526 restricted stock units to the board of directors which vest 100% on their first anniversary. The total fair value of the equity awards was $9,971.
A summary of the equity awards under the 2022 Plan for the six months ended June 30, 2024 is as follows:

	Number of Units outstanding	Weighted average fair value per restricted unit on grant date	Exercise price per Stock Option	Aggregate Fair Value (in thousands)	Vesting terms

Restricted Stock Units:
Unvested restricted stock units outstanding as of December 31, 2023	949,936	$6.98		$6,627	Equal installments vesting over one or three years.
Granted during the six months ending June 30, 2024	1,300,557	4.98		6,479	Equal installments vesting over one or three years.
Vested during 2024	(321,070)	6.99		(2,244)
Withheld for settlement of taxes	(112,402)	6.97		(783)
Forfeitures during 2024	(7,911)	5.69		(45)
Restricted Stock Units outstanding as of June 30, 2024	1,809,110	5.55		10,034
Stock Options(1):
Unvested awards as of December 31, 2023	175,890	$5.26	$6.97	$925	Three equal installments vesting over three years
Granted during the six months ending June 30, 2024	360,298	3.40	5.02	1,225	Three equal installments vesting over three years
Outstanding Stock Options at June 30, 2024	536,188	4.01	5.66	2,150
Stock Options vested and exercisable as of June 30, 2024	62,327	5.26	6.97	328
Performance Stock Units:
Unvested awards as of December 31, 2023	239,680	6.97		1,671	100% vesting on March 31, 2026
Granted during the six months ending June 30, 2024	456,308	4.97		2,267	100% vesting on March 31, 2027
Forfeitures during 2024	(1,865)	6.97		(13)
Performance Stock Units outstanding as of June 30, 2024	694,123	5.65		3,925
Total unvested awards outstanding as of June 30, 2024	3,039,421	$5.30		$16,109
(1) Stock options have an expiration term of 10-years.
As of June 30, 2024 and December 31, 2023, there are 62,327 and 0, respectively, of stock options vested and exercisable at exercise price shown above. The aggregate intrinsic value of the outstanding stock options is zero as of June 30, 2024 and December 31, 2023.

The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

2022 Plan	$1,682	$1,717	$2,535	$2,528
Parent equity awards	$160	$160	$320	$320
	$1,842	$1,877	$2,855	$2,848
17. Commitments and Contingencies
Letters of Credit
As of June 30, 2024 and December 31, 2023, the Company was required to maintain five and nine standby letters of credit totaling $14,727 and $14,783, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
Central Valley Project

In September 2021, an indirect subsidiary of the Company, MD, entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. d/b/a CEI Builders (“CEI”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock. In December 2021, a second indirect subsidiary of the Company, VS, entered into a nearly identical EPC Contract with CEI for the design and construction of a second facility in connection with the same project. CEI’s performance under both of the EPC Contracts is fully bonded by a licensed surety.

CEI has submitted a series of change order requests seeking to increase the EPC Contract price under each contract by approximately $14 million (i.e., approximately $28 million in total), to cover cost escalations primarily arising from two events: (i) modifications to CEI’s design drawings required to meet its contracted performance guaranties, and (ii) the default of one of CEI’s major equipment manufacturers. The Company disputes responsibility for substantially all of the additional costs.

On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has not been set for hearing. The Company and CEI and have each nominated one arbitrator (each, a “Party-selected Arbitrator”) and a third arbitrator was appointed by the Party-selected Arbitrators to chair the panel. As a result of the procedural status of these matters, no discovery has occurred.

The EPC Contract requires that CEI, continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. On June 26, 2024, MD issued a Notice of Default and Demand to Cure to CEI. CEI failed to do so, and on July 30, 2024, MD terminated CEI for default. MD has notified CEI’s bond surety of the termination and demanded that it perform under the bond.

On July 11, 2024, VS issued a Notice of Default and Demand to Cure, advising CEI of its defaults and giving it an opportunity to cure. CEI’s cure period has not expired and the Company is hopeful that CEI will so cure. However, if no cure is achieved, VS intends to assess all of its options for next steps, up to and including termination of CEI and demanding performance under the applicable bond.

The Company believes its claims against CEI have substantial merit, and intends to prosecute its claims vigorously. However, due to the incipient stage of the litigation and related arbitration, the recency of the termination, and the ongoing status of the proceedings and discussions with the bond surety, as well as the uncertainties involved in all litigation and arbitration, the Company does not believe it is reasonably estimable at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact, if any, on the Central Valley projects or the Company's business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2024. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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

As of June 30, 2024, we owned and operated 24 projects, nine of which are RNG projects and 15 of which are Renewable Power projects. As of that date, our RNG projects in operation had a design capacity of 5.2 million MMBtus per year and our Renewable Power projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction as well as a portfolio of projects in development, with six of our current Renewable Power projects being considered candidates for conversion to RNG projects in the foreseeable future.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a detailed description of all our accounting policies, see Note 2. Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein and the section titled “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Key Components of Our Results of Operations
We generate revenues from the sale of RNG Fuel, Renewable Power, and associated Environmental Attributes, as well as from the construction, fuel supply, and servicing of Fueling Stations for commercial transportation vehicles using natural gas to power their fleets. These revenue sources are presented in our condensed consolidated statements of operations under the following captions:

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

•Fuel Station Services. Through its Fuel Station Services segment, we provide construction and maintenance services to third-party owners of vehicle Fueling Stations and performs fuel dispensing activities including generation and minting of environmental credits. This segment includes:

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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of June 30, 2024 and December 31, 2023. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	June 30, 2024	December 31, 2023
Customer A (1)	38%	40%
Customer B	15%	14%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreement with NextEra.
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	38%	24%	38%	21%
Customer B	15%	14%	15%	14%
Customer C	—%	—%	—%	10%

Results of Operations for the three and six months ended June 30, 2024 and 2023:
Operational data
The following table summarizes the operational data achieved for the three and six months ended June 30, 2024 and 2023:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Landfill RNG Facility Capacity and Utilization(1)(2)(3)(4)
Design Capacity (Million MMBtus)	1.5	0.9	2.8	1.8
Volume of Inlet Gas (Million MMBtus)	1.1	0.7	2.1	1.4
Inlet Design Capacity Utilization (%)	74%	79%	77%	77%
RNG Fuel volume produced (Million MMBtus)	0.9	0.6	1.7	1.2
Utilization of Inlet Gas (%) (5)	82%	86%	81%	86%

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

(5) Utilization of Inlet Gas (%) is lower for the three and six months ended June 30, 2024 primarily due to Emerald RNG project which is in the start up phase as it commenced operations in the fourth quarter of 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Renewable Power
Nameplate Capacity (MW per hour)(1)	105.8	112.5	105.8	112.5
Nameplate Capacity for the period (Millions MWh) (1)	0.23	0.24	0.50	0.50
Renewable Power produced (Millions MWh)	0.09	0.11	0.17	0.23
Design Capacity Utilization (%) (2)	38%	47%	37%	48%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

RNG Fuel volume produced (Million MMBtus)	0.9	0.6	1.7	1.2
RNG Fuel volume sold (Million GGEs)	18.7	11.0	35.1	19.3
Total volume delivered (Million GGEs)	36.6	35.5	71.6	67.9
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of June 30, 2024:

	OPAL's Share of Design capacity (MMBtus per year) (1)	Source of biogas	Ownership (2)	Expected Commercial Operation Date (5)
RNG projects in operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	48,573	Dairy	10%	N/A
Sunoma (3)	192,350	Dairy	90%	N/A
Prince William (4)	1,725,282	LFG	100%	N/A
Sub total	6,969,523

RNG projects in construction:
Hilltop (6)	255,500	Dairy	100%	See Footnote 6
Vander Schaaf (6)	255,500	Dairy	100%	See Footnote 6
Polk County	1,060,000	LFG	100%	Fourth quarter 2024
Sapphire (2)	796,284	LFG	50%	Third quarter 2024
Atlantic (2)	331,785	LFG	50%	Third quarter 2025
Cottonwood (7)	664,884	LFG	100%	See Footnote 7
Sub total	3,363,953

Total	10,333,476
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
(4) Prince William commenced the start-up phase of operations in April 2024.
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
(6) Please see Part II, Item 1: Legal Proceedings and Note 17 - Commitments and Contingencies to the financial statements.

(7) The construction of the Cottonwood project began in the second quarter of 2024 and is expected to be completed on a time frame consistent with our other RNG projects - approximately 18-20 months.
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

(4) It is expected to complete construction in the fourth quarter of 2024.
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2024	2023			2024	2023
Revenues:
RNG Fuel	$19,445	$10,631	$8,814	83%	$37,172	$17,380	$19,792	114%
Fuel Station Services	39,257	29,956	9,301	31%	76,399	50,784	25,615	50%
Renewable Power	12,248	14,455	(2,207)	(15)%	22,331	29,835	(7,504)	(25)%
Total revenues	70,950	55,042	15,908	29%	135,902	97,999	37,903	39%
Operating expenses:
Cost of sales - RNG Fuel	8,321	7,609	(712)	(9)%	16,659	14,153	(2,506)	(18)%
Cost of sales - Fuel Station Services	30,938	27,476	(3,462)	(13)%	61,273	47,768	(13,505)	(28)%
Cost of sales - Renewable Power	8,899	8,761	(138)	(2)%	18,157	17,139	(1,018)	(6)%
Project development and startup costs	2,935	1,115	(1,820)	(163)%	3,720	2,998	(722)	(24)%
Selling, general, and administrative	13,699	12,823	(876)	(7)%	26,860	26,391	(469)	(2)%
Depreciation, amortization, and accretion	4,269	3,628	(641)	(18)%	7,980	7,195	(785)	(11)%
(Income) loss from equity method investments	(3,800)	998	4,798	481%	(8,006)	293	8,299	2832%
Total expenses	65,261	62,410	(2,851)	5%	126,643	115,937	(10,706)	9%
Operating income (loss)	5,689	(7,368)	13,057	177%	9,259	(17,938)	27,197	152%
Other income (expense)
Interest and financing expense, net	(4,989)	(956)	(4,033)	(422)%	(8,950)	(1,597)	(7,353)	(460)%
Loss on debt extinguishment	—	(1,895)	1,895	100%	—	(1,895)	1,895	100%
Change in fair value of derivative instruments, net	776	1,160	(384)	(33)%	1,179	5,093	(3,914)	(77)%
Other income	432	123,109	(122,677)	(100)%	1,097	123,041	(121,944)	(99)%
Net income (loss) before provision for income taxes	1,908	114,050	(112,142)	(98)%	2,585	106,704	(104,119)	(98)%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Net income (loss)	1,908	114,050	(112,142)	(98)%	2,585	106,704	(104,119)	(98)%
Net (loss) income attributable to redeemable non-controlling interests	(753)	93,460	(94,213)	(101)%	(2,380)	85,227	(87,607)	(103)%
Net income (loss) attributable to non-redeemable non-controlling interests	196	(183)	379	207%	198	(480)	678	141%
Paid-in-kind preferred dividends	2,618	2,849	(231)	(8)%	5,236	5,612	(376)	(7)%
Net (loss) income attributable to Class A common stockholders	(153)	17,924	(18,077)	(101)%	(469)	16,345	(16,814)	(103)%

Revenues

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
RNG Fuel
Brown gas sales	$909	$787	$122	$1,908	$2,305	$(397)
Environmental Attributes (1)	18,224	9,753	8,471	34,560	14,949	19,611
Other	312	91	221	704	126	578
Total RNG Fuel	19,445	10,631	8,814	37,172	17,380	19,792
Fuel Station Services
OPAL owned stations	5,795	3,278	2,517	11,170	7,462	3,708
RNG marketing (1)	18,988	6,438	12,550	34,542	10,833	23,709
Third party station service and maintenance	5,962	5,087	875	11,192	10,219	973
Construction	8,512	15,153	(6,641)	19,495	22,270	(2,775)
Total Fuel Station Services	39,257	29,956	9,301	76,399	50,784	25,615
Renewable Power
Electricity sales	$7,091	$8,656	$(1,565)	$13,386	$18,590	$(5,204)
Environmental Attributes (2)	5,157	5,799	(642)	8,945	11,245	(2,300)
Total Renewable Power	12,248	14,455	(2,207)	22,331	29,835	(7,504)

Total Revenues	$70,950	$55,042	$15,908	$135,902	$97,999	$37,903
(1) Revenues from Environmental Attributes in the RNG Fuel segment relate to revenues earned from sales of RINs and LCFSs. Revenues from RNG marketing in the Fuel Station Services segment relate to fees associated with generation and sales of RINs and LCFSs.
(2) Revenues from Environmental Attributes in the Renewable Power segment include revenues earned from sales of ISCC Carbon Credits and RECs.
RNG Fuel
Revenue from RNG Fuel increased by $8.8 million or 83% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily from a $4.0 million increase from higher volume of sales of RINs, $2.0 million from higher volume of LCFSs sales and a $2.5 million increase from higher RIN pricing compared to the same period prior year.
Revenue from RNG Fuel increased by $19.8 million, or 114%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to an increase of $9.3 million from higher volumes of RINs sold as the Company made a decision to hold the RINs as inventory at hand in 2023, $8.0 million due to higher RIN pricing year over year after the EPA Set Rule was finalized in the second half of 2023, $2.3 million from the sale of LCFSs and an $0.6 million increase in management fees earned from providing services to equity method entities offset by lower brown gas sales due to a decrease in volumes year over year.
Fuel Station Services
Revenue from Fuel Station Services increased by $9.3 million, or 31%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to an increase in revenues from RIN and LCFS minting services of $5.0 million from higher volumes (Emerald, Biotown), a $7.1 million increase in third party RIN sales due to increases in volumes and RIN pricing, a $0.6 million increase in third party sales of LCFSs, an increase of $2.5 million in brown gas sales due to increases in price and volumes, a $0.8 million increase from service revenues offset by a decrease in construction revenues of $6.7 million.
Revenue from Fuel Station Services increased by $25.6 million, or 50%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to an increase in revenues from RIN and LCFS minting services of $9.9 million from higher volumes from new supply from facilities coming online (Emerald, Biotown), a $13.3 million increase in third party RIN sales due to increases in volumes and RIN pricing, an $0.7 million increase in third party sales of LCFSs, an increase of $3.7 million in brown gas sales due to increases in price volumes, $1.0 million increase from service revenues offset by decrease in construction revenues of $2.8 million.

Renewable Power
Revenue from Renewable Power decreased by $2.2 million, or 15%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to loss of revenues of $1.3 million from the conversion of two of our Renewable Power facilities into RNG facilities, $1.3 million from decrease in electricity pricing year over year, an $0.6 million decrease in revenues from sale of ISCC carbon credits offset by increase of $1.0 million revenues from higher volumes at one of our Renewable Power facilities.
Revenue from Renewable Power decreased by $7.5 million, or 25%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was attributable primarily to loss of revenues of $2.9 million from the conversion of two of our Renewable facilities into RNG facilities and planned shut down of one of our facilities, $2.3 million of lower revenues from sale of ISCC Carbon Credits and RECs, $2.5 million from decrease in electricity pricing offset by higher volumes.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $0.7 million, or 9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to Prince William coming online in second quarter of 2024.
Cost of sales from RNG Fuel increased by $2.5 million, or 18%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to a $1.0 million increase from royalties on higher environmental credit sales, $0.7 million from Prince William coming online in second quarter of 2024, and an $0.8 million increase in operating expenses such as consumables, gas flare expenses and routine maintenance in the current year compared to prior year.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $3.5 million, or 13%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to an increase of $8.8 million in higher dispensing fees due to higher environmental credit sales offset by savings of $5.5 million in equipment, parts and construction costs, which are in line with the decrease in construction revenues.
Cost of sales from Fuel Station Services increased by $13.5 million, or 28%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to an increase of $15.4 million in higher dispensing fees due to higher environmental credit sales offset by savings of $2.3 million in equipment, parts and construction costs, in line with the decrease in construction revenues.
Renewable Power
Cost of sales from Renewable Power increased by $0.1 million, or 2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Cost of sales from Renewable Power increased by $1.0 million, or 6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to an increase in major maintenance costs and unplanned maintenance at one of our Renewable Power facilities offset by savings from conversion of two of our Renewable Power facilities into RNG facilities and lower royalties and non labor costs.
Project development and startup costs
Project development and startup costs increased by $1.8 million, or 163%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to virtual pipeline costs for Prince William offset by deconsolidation of Emerald and Sapphire in the second quarter of 2023.
Project development and startup costs increased by $0.7 million, or 24%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to virtual pipeline costs for Prince William offset by deconsolidation of Emerald and Sapphire in the second quarter of 2023.

Selling, general, and administrative
Selling, general, and administrative expenses increased by a total of $0.9 million, or 7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to an increase of $0.5 million in compensation expense and $0.4 million in corporate expenses such as marketing and professional fees.
Selling, general, and administrative expenses increased by a total of $0.5 million, or 2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to an increase in compensation costs.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion marginally increased by a total of $0.6 million, or 18%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to depreciation expense on Prince William which became operational in the second quarter of 2024.
Depreciation, amortization, and accretion marginally increased by a total of $0.8 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to depreciation expense on Prince William which became operational in the second quarter of 2024.
Income (loss) from equity method investments
Net income attributable to equity method investments increased by $4.8 million, or 481%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily attributable to Emerald coming online in the second half of 2023 and higher net income from Pine and Noble Road.
Net income attributable to equity method investments increased by $8.3 million or 2832% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily attributable to Emerald coming online in the second half of 2023 and higher net income from Pine and Noble Road.
Interest and financing expense, net
Interest and financing expenses, net increased by $4.0 million, or 422%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily due to an increase of $3.5 million in interest expense on the OPAL Term Loan due after the refinancing in third quarter of 2023 resulting in higher borrowing and lower capitalized interest, an $0.3 million increase in amortization of deferred financing costs, and higher interest on finance leases.
Interest and financing expenses, net increased by $7.4 million, or 460%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily due to an increase of $6.3 million in interest expense on the OPAL Term Loan due after the refinancing in third quarter of 2023 resulting in higher outstanding debt balance and lower capitalized interest, a $1.1 million increase in commitment fees and other fees, an $0.6 million increase in interest on finance leases and amortization of deferred financing costs, $0.8 million of lower interest income offset by savings of $1.1 million of interest on a convertible note payable which was repaid in full in the third quarter of 2023 and savings of $0.3 million of interest on the Senior Secured Credit Facility as the loan was repaid in full in first quarter of 2023.
Loss on debt extinguishment
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under the OPAL Term Loan II. The joint venture partner of Paragon reimbursed the Company $826 as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of $1,895 as loss on debt extinguishment in its condensed consolidated statement of operations for the three and six months ended June 30, 2023. There was no loss on debt extinguishment for the three and six months ended June 30, 2024.
Change in fair value of derivatives, net
Change in fair value of derivatives, net decreased by $0.4 million, or 33%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily attributable to $0.8 million of gain recorded on termination of interest rate swaps in June 2023 offset by $0.4 million of lower gain on earnout liabilities in June 2024.
Change in fair value of derivatives, net decreased by $3.9 million, or 77%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily attributable to $3.4 million lower gain on earnout liabilities year over year, an $0.8 million gain recorded on termination of interest rate swaps in 2023 offset by $0.3 million of lower loss on a put option.
Other income
Other income decreased by $122.7 million, or 100%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This is primarily attributable to $122.9 million gain recorded on deconsolidation of Emerald and Sapphire in 2023 offset by $0.3 million higher gain on transfer of non-financial assets to a vendor.
Other income decreased by $121.9 million, or 99%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This is primarily attributable to $122.9 million gain recorded on deconsolidation of VIEs in 2023, offset by $0.7 million higher gain on transfer of non-financial assets to a vendor, and $0.3 million lower loss on warrant exchange compared to prior year.
Net (loss) income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests decreased by $94.2 million, or 101%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The net income for the three months ended June 30, 2024 and 2023 reflects the portion of earnings belonging to OPAL Fuels equity holders. The decrease is primarily attributable to lower net income in the current period compared to the same prior-year period.
Net (loss) income attributable to redeemable non-controlling interests decreased by $87.6 million, or 103%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and reflects the portion of earnings belonging to OPAL Fuels equity holders. The decrease is primarily attributable to lower net income in the current period compared to the same prior-year period.
Net income (loss) attributable to non-redeemable non-controlling interests
Net income (loss) attributable to non-redeemable non-controlling interests increased by $0.4 million, or 207%, for the three months ended June 30, 2024 compared to three months ended June 30, 2023. This reflects the joint venture partners' income (loss) in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the three months ended June 30, 2024 were Sunoma and Central Valley. The entities for the three months ended June 30, 2023 were Sunoma, Central Valley and two months of Emerald and Sapphire. The increase was primarily attributable to higher net income earned by Sunoma and lower net loss upon deconsolidation of Emerald and Sapphire in May 2023.
Net income (loss) attributable to non-redeemable non-controlling interests for the six months ended June 30, 2024 increased by $0.7 million or 141%, compared to six months ended June 30, 2023. This reflects the joint venture partners' income (loss) in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the six months ended June 30, 2024 were Sunoma and Central Valley. The entities for the six months ended June 30, 2023 included Sunoma and Central Valley for the full six months and Emerald and Sapphire up to May 30, 2023. The increase was primarily attributable to higher net income earned by Sunoma and lower net loss upon deconsolidation of Emerald and Sapphire in May 2023.
Dividends on redeemable preferred non-controlling interests
Redeemable preferred non-controlling interests decreased by $0.2 million for the three months ended June 30, 2024 compared to three months ended June 30, 2023. They carry an 8% dividend payable quarterly. This decrease is primarily due to lower interest accrued on paid-in-kind interest in the current period compared to the same prior-year period as the dividends are being paid quarterly instead of being paid-in-kind.
Redeemable preferred non-controlling interests decreased by $0.4 million for the six months ended June 30, 2024 compared to six months ended June 30, 2023. They carry an 8% dividend payable quarterly. This decrease is primarily due to lower interest accrued on paid-in-kind interest in the current period compared to the same prior-year period as the dividends are being paid quarterly instead of being paid-in-kind.

Liquidity and Capital Resources
Liquidity
As of June 30, 2024, our liquidity consisted of cash and cash equivalents including restricted cash of $22.4 million and $8.6 million of short term investments. Additionally, we have availability of $238.4 million under the delayed draw term loan and $36.3 million under the revolver facility under the OPAL Term Loan.
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
To fund future growth, we anticipate seeking additional capital through equity or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our project development efforts. We may be unable to obtain any such additional financing on acceptable terms or at all. Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition, and operating results.
As of June 30, 2024, we had total indebtedness excluding deferred financing costs of $233.3 million in principal amount which consists of $211.6 million under the OPAL Term Loan and $21.7 million under Sunoma Loan.
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
Cash Flows
The following table presents the Company's cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by from operating activities	$14,251	$7,786
Net cash used in from investing activities	(54,080)	(28,180)
Net cash used in provided by from financing activities	15,036	(29,701)
Net decrease in cash, restricted cash, and cash equivalents	$(24,793)	$(50,095)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $14.3 million, an increase of $6.5 million compared to $7.8 million for the six months ended June 30, 2023. The increase in cash provided by operating activities was attributable to higher operating income year over year driven by increase in revenues, increase of $8.7 million from distributions from equity method investments offset by negative working capital changes.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $54.1 million, an increase of $25.9 million compared to the $28.2 million used in investing activities for the six months ended June 30, 2023. This was primarily driven by decrease in cash invested in short term investments of $46.7 million, a $4.8 million decrease in distributions from equity method investments ($8.7 million recorded as part of cash flows from operating activities), $8.6 million in contributions to equity method investments offset by a decrease in cash from deconsolidation of VIEs of $11.9 million in 2023, and lower payments made for the construction of various RNG generation and dispensing facilities of $22.3 million in 2024 compared to 2023.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was 15.0 million, an increase of $44.7 million compared to the net cash used in financing activities of $29.7 million for the six months ended June 30, 2023. This increase was primarily driven by a $15.0 million increase in proceeds from the OPAL Term Loan, a decrease of $36.6 million in repayments on the Senior Secured Facility and the OPAL Term Loan facilities, a decrease of $16.4 million paid on termination of put options in 2023, offset by an increase of $7.9 million in payments of preferred dividends, a decrease in proceeds from non-controlling interests of $12.8 million, an increase of $0.8 million in repayment on the Sunoma Loan, an increase of $0.6 million in taxes paid on vesting of equity awards, and a decrease of $0.8 million in reimbursement of financing costs by a joint venture partner.
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
As of June 30, 2024, we anticipate spending approximately $237.4 million in capital expenditures for the next 12 months for projects and fuel stations currently under construction and our share of contributions in our equity method investment projects. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to provide the information required by this Item because it is a “smaller reporting company.”

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

Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of June 30, 2024, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Central Valley Project

In September 2021, an indirect subsidiary of the Company, MD Digester, LLC (“MD”), entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. d/b/a CEI Builders (“CEI”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock. In December 2021, a second indirect subsidiary of the Company, VS Digester, LLC (“VS”) entered into a nearly identical EPC Contract with CEI for the design and construction of a second facility in connection with the same project. CEI’s performance under both of the EPC Contracts is fully bonded by a licensed surety.

CEI has submitted a series of change order requests seeking to increase the EPC Contract price under each contract by approximately $14 million (i.e., approximately $28 million in total), to cover cost escalations primarily arising from two events: (i) modifications to CEI’s design drawings required to meet its contracted performance guaranties, and (ii) the default of one of CEI’s major equipment manufacturers. The Company disputes responsibility for substantially all of the additional costs.

On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has not been set for hearing. The Company and CEI and have each nominated one arbitrator (each, a “Party-selected Arbitrator”) and a third arbitrator was appointed by the Party-selected Arbitrators to chair the panel. As a result of the procedural status of these matters, no discovery has occurred.

The EPC Contract requires that CEI, continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. On June 26, 2024, MD issued a Notice of Default and Demand to Cure to CEI. CEI failed to do so, and on July 30, 2024, MD terminated CEI for default. MD has notified CEI’s bond surety of the termination and demanded that it perform under the bond.

On July 11, 2024, VS issued a Notice of Default and Demand to Cure, advising CEI of its defaults and giving it an opportunity to cure. CEI’s cure period has not expired and the Company is hopeful that CEI will so cure. However, if no cure is achieved, VS intends to assess all of its options for next steps, up to and including termination of CEI and demanding performance under the applicable bond.

The Company believes its claims against CEI have substantial merit, and intends to prosecute its claims vigorously. However, due to the incipient stage of the litigation and related arbitration, the recency of the termination, and the ongoing status of the proceedings and discussions with the bond surety, as well as the uncertainties involved in all litigation and arbitration, the Company does not believe it is reasonably estimable at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact, if any, on the Central Valley projects or the Company's business, financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: August 9, 2024

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co- Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Scott Contino
Name:	Scott Contino
Title:	Interim Chief Financial Officer