Form 10-Q/A
period 2024-06-30
OPAL Fuels Inc.
filed 2024-08-09
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment 1)
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

EXPLANATORY NOTE

OPAL Fuels Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2024, as filed with the U.S. Securities and Exchange Commission on August 9, 2024, to correct a typographical error in the certification by the Company’s principal financial officer in Exhibit 32.3, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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