Form 10-Q
period 2024-09-30
OPAL Fuels Inc.
filed 2024-11-12
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of November 11, 2024, a total of 28,429,477 shares of Class A common stock, par value $0.0001 per share, 71,500,000 shares of Class B common stock, par value of $0.0001 per share and 72,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “objective,” “outlook,” “plans,” “projected,” “propose,” “seeks,” “target,” “will,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, which may affect actual results or outcomes include:
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

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) And December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income / (loss) for the three and nine months ended September 30, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' Deficit for the three and nine months ended September 30, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	10
	Notes To Unaudited Condensed Consolidated Financial Statements	12
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65
ITEM 4.	CONTROLS AND PROCEDURES	66

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	67
ITEM 1A.	RISK FACTORS	68
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	68
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	68
ITEM 4.	MINE SAFETY DISCLOSURES	68
ITEM 5.	OTHER INFORMATION	69
ITEM 6.	EXHIBITS	69
SIGNATURES		70

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (includes $395 and $166 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	$20,332	$38,348
Accounts receivable, net (includes $361 and $33 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	39,609	27,623
Accounts receivable, related party	15,133	18,696
Restricted cash - current (includes $953 and $4,395 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	953	4,395
Short term investments	10,666	9,875
Fuel tax credits receivable	5,965	5,345
Contract assets	9,648	6,790
Parts inventory (includes $29 and $29 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	10,491	10,191
Convertible note receivable	761	—
Environmental credits held for sale	4,096	172
Prepaid expense and other current assets (includes $21 and $107 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	4,666	6,005
Derivative financial assets - current portion	289	633
Total current assets	122,609	128,073
Capital spares	4,167	3,468
Property, plant, and equipment, net (includes $25,514 and $26,626 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	410,247	339,493
Operating lease right-of-use assets	12,964	12,301
Investment in other entities	217,472	207,099
Note receivable - variable fee component	2,509	2,302
Other long-term assets	2,206	1,162
Intangible assets, net	1,397	1,604
Restricted cash - non-current (includes $2,208 and $1,850 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	2,909	4,499
Goodwill	54,608	54,608
Total assets	$831,088	$754,609
Liabilities and Equity
Current liabilities:
Accounts payable (includes $26 and $744 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	13,126	13,901
Accounts payable, related party (includes $383 and $1,046 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	8,380	7,024
Fuel tax credits payable	4,525	4,558
Accrued payroll (includes $39 and $— at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	7,970	9,023
Accrued capital expenses	24,721	15,128
Accrued expenses and other current liabilities (includes $753 and $647 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	19,811	14,245

Contract liabilities	6,149	6,314
OPAL Term Loan - current portion	6,949	—
Sunoma Loan - current portion (includes $1,722 and $1,608 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,722	1,608
Operating lease liabilities - current portion	763	638
Other current liabilities (includes $99 and $92 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,693	92
Asset retirement obligation, current portion	1,980	1,812
Total current liabilities	97,789	74,343
Asset retirement obligation - non-current portion	5,581	4,916
OPAL Term Loan - non-current portion	215,772	176,532
Sunoma Loan, net of debt issuance costs (includes $18,773 and $20,010 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	18,773	20,010
Operating lease liabilities - non-current portion	12,400	11,824
Earn out liabilities	443	1,900
Derivative liabilities - non-current portion	209	—
Other long-term liabilities (includes $2,398 and $211 at September 30, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	10,243	7,599
Total liabilities	361,210	297,124
Commitments and contingencies
Redeemable preferred non-controlling interests	130,000	132,617
Redeemable non-controlling interests	519,373	802,720
Stockholders' deficit
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of September 30, 2024; shares issued: 30,065,260 and 29,701,146 at September 30, 2024 and December 31, 2023, respectively; shares outstanding: 28,429,477 and 28,065,363 at September 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2024; 71,500,000 and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2024; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2024; 72,899,037 and 144,399,037 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	14
Additional paid-in capital	—	—
Accumulated deficit	(168,458)	(467,195)
Accumulated other comprehensive loss	(25)	(15)
Class A common stock in treasury, at cost; 1,635,783 and 1,635,783 shares at September 30, 2024 and December 31, 2023, respectively	(11,614)	(11,614)
Total Stockholders' deficit attributable to the Company	(180,080)	(478,807)
Non-redeemable non-controlling interests	585	955
Total Stockholders' deficit	(179,495)	(477,852)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' deficit	$831,088	$754,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
RNG Fuel (includes revenues from related party of $22,798 and $18,782 for the three months ended September 30, 2024 and 2023, respectively; $54,174 and $32,909 for the nine months ended September 30, 2024 and 2023, respectively)	$25,864	$20,088	$63,036	$37,468
Fuel Station Services (includes revenues from related party of $10,616 and $6,942 for the three months ended September 30, 2024 and 2023, respectively; $27,885 and $10,875 for the nine months ended September 30, 2024 and 2023, respectively)	45,395	37,305	121,794	88,089
Renewable Power (includes revenues from related party of $1,799 and $1,732 for the three months ended September 30, 2024 and 2023, respectively; $5,129 and $5,006, for the nine months ended September 30, 2024 and 2023, respectively)	12,788	13,708	35,119	43,543
Total revenues	84,047	71,101	219,949	169,100
Operating expenses:
Cost of sales - RNG Fuel	9,985	8,243	26,644	22,396
Cost of sales - Fuel Station Services	33,609	31,887	94,882	79,655
Cost of sales - Renewable Power	7,774	11,112	25,931	28,251
Project development and startup costs	6,803	974	10,523	3,972
Selling, general, and administrative	12,692	13,273	39,552	39,664
Depreciation, amortization, and accretion	4,697	3,739	12,677	10,934
Income from equity method investments	(3,822)	(1,726)	(11,828)	(1,433)
Total expenses	71,738	67,502	198,381	183,439
Operating income (loss)	12,309	3,599	21,568	(14,339)
Other (expense) income:
Interest and financing expense, net	(5,026)	(2,885)	(13,976)	(4,482)
Loss on debt extinguishment	—	(953)	—	(2,848)
Change in fair value of derivative instruments, net	278	(138)	1,457	4,955
Other income	640	604	1,737	123,645
Income before provision for income taxes	8,201	227	10,786	106,931
Income tax benefit, net of selling expenses	(8,906)	—	(8,906)	—
Net income	17,107	227	19,692	106,931
Net income (loss) attributable to redeemable non-controlling interests	11,998	(2,104)	9,618	83,123
Net income (loss) attributable to non-redeemable non-controlling interests	130	(51)	328	(531)
Dividends on redeemable preferred non-controlling interests (1)	2,617	2,782	7,853	8,394
Net income (loss) attributable to Class A common stockholders	$2,362	$(400)	$1,893	$15,945

Weighted average shares outstanding of Class A common stock:
Basic	27,709,203	26,978,969	27,585,620	27,110,953
Diluted	27,743,417	26,978,969	27,644,164	27,683,855
Per share amounts:
Basic	$0.09	$(0.01)	$0.07	$0.59
Diluted	$0.09	$(0.01)	$0.07	$0.58

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

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$17,107	$227	$19,692	$106,931
Other comprehensive income:
Effective portion of the cash flow hedge attributable to equity method investments	(510)	406	5	515
Reclassification adjustments included in earnings	—	—	—	(1,147)
Net unrealized loss on cash flow hedges	(59)	—	(59)	(141)
Total comprehensive income	16,538	633	19,638	106,158
Net income attributable to Redeemable non-controlling interests (1)	14,183	230	16,178	90,166
Other comprehensive income (loss) attributable to Redeemable non-controlling interests	(474)	340	(44)	(649)
Comprehensive income (loss) attributable to non-redeemable non-controlling interests	130	(51)	328	(531)
Dividends on redeemable preferred non-controlling interests	431	448	1,292	1,351
Comprehensive income (loss) attributable to Class A common stockholders	$2,268	$(334)	$1,884	$15,821
(1) Includes $2,185 and $2,186 of dividends on redeemable preferred non-controlling interests for the three months ended September 30, 2024 and 2023, respectively. Includes $6,561 and $7,043 of dividends on redeemable preferred non-controlling interests for the nine months ended September 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A common stock		Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2023	29,701,146	$3	—	$—	144,399,037	$14	$—	$(467,195)	(15)	$955	(1,635,783)	$(11,614)	$(477,852)	$132,617	$802,720
Net income	—	—	—	—	—	—	—	110	—	2	—	—	112	—	565
Other comprehensive income	—	—	—	—	—	—	—	—	57	—	—	—	57	—	293
Issuance of Class A common stock under the ATM program (1)	14,005	—	—	—	—	—	97	—	—	—	—	—	97	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (2)	307,137	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	—	—	—	—	165	—	848
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(426)	—	—	—	—	(426)	2,618	(2,192)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	365	96,679	—	—	—	—	97,044	—	(97,044)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,235)	—
March 31, 2024	30,022,288	3	71,500,000	7	72,899,037	7	—	(370,832)	42	724	(1,635,783)	(11,614)	(381,663)	130,000	705,190
Net income	—	—	—	—	—	—	—	282	—	196	—	—	478	—	1,430
Other comprehensive income	—	—	—	—	—	—	—	—	28	—	—	—	28	—	137
Issuance of Class A common stock under the ATM program (1)	22,348	—	—	—	—	—	73	—	—	—	—	—	73	—	—
Issuance of Class A common stock for vesting of equity awards (2)	13,933	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	304	—	—	—	—	—	304		1,538

Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	62	—	—	(403)	—	—	(341)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(435)	—	—	—	—	(435)	2,618	(2,183)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(439)	109,482	—	—	—	—	109,043	—	(109,043)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,618)	—
June 30, 2024	30,058,569	3	71,500,000	7	72,899,037	7	—	(261,503)	70	517	(1,635,783)	(11,614)	(272,513)	130,000	597,069
Net income	—	—	—	—	—	—	—	2,793		130	—	—	2,923	—	14,183
Other comprehensive income	—	—	—	—	—	—	—	—	(95)		—	—	(95)	—	(474)
Issuance of Class A common stock for vesting of equity awards (2)	6,691	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	240	—	—	—	—	—	240	—	1,217
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	7	—	—	(62)	—	—	(55)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(431)	—	—	—	—	(431)	2,617	(2,186)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(247)	90,683	—	—	—	—	90,436	—	(90,436)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
September 30, 2024	30,065,260	$3	71,500,000	$7	72,899,037	$7	—	$(168,458)	$(25)	$585	(1,635,783)	$(11,614)	$(179,495)	$130,000	$519,373

(1) During the nine months ended September 30, 2024, the Company issued 36,353 shares of Class A common stock under the Company's ATM program. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit for additional information.
(2) Represents the equity awards vested net of shares of Class A common stock withheld for taxes. Please see Note 16. Stock-based Compensation for additional information.

	Class A common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2022	29,477,766	$3	144,399,037	$14	$—	$(800,813)	$195	$26,445	—	$—	$(774,156)	$138,142	$1,013,833
Net loss	—	—	—	—	—	(1,134)	—	(297)	—	—	(1,431)	—	(5,915)
Other comprehensive loss	—	—	—	—	—	—	(58)	—	—	—	(58)	—	(299)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,722	—	—	1,821	—	—	3,543	—	—
Issuance of Class A common stock on warrant exchange	49,633	—	—	—	338	—	—	—	—	—	338	—	—
Cancellation of fractional shares on warrant exchange	(26)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of put option forward purchase contract - Meteora	—	—	—	—	—	—	—	—	(1,635,783)	(11,614)	(11,614)	—	—
Forfeiture of Class A common stock	(197,258)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	157	—	—	—	—	—	157	—	814
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(2,217)	(5,503)	—	—	—	—	(7,720)	—	7,720
Paid-in-kind preferred dividend	—	—	—	—	—	(445)	—	—	—	—	(445)	2,763	(2,318)
March 31, 2023	29,330,115	3	144,399,037	14	—	(807,895)	137	27,969	(1,635,783)	(11,614)	(791,386)	140,905	1,013,835
Net income (loss)	—	—	—	—	—	18,382	—	(183)	—	—	18,199	—	95,851
Other comprehensive loss	—	—	—	—	—	—	(133)	—	—	—	(133)	—	(690)
Proceeds from non-redeemable non-controlling interest	—	—	—	—	1,234	—	—	8,001	—	—	9,235	—	—
Deconsolidation of entities (1)	—	—	—	—	(1,383)	—	—	(34,662)	—	—	(36,045)	—	—
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	(222)	—	—	(222)	—	—
Stock-based compensation	—	—	—	—	301	—	—	—	—	—	301	—	1,576
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	(152)	40,059	—	—	—	—	39,907	—	(39,907)
Paid-in-kind preferred dividend	—	—	—	—	—	(458)	—	—	—	—	(458)	2,849	(2,391)
June 30, 2023	29,330,115	3	144,399,037	14	—	(749,912)	4	903	(1,635,783)	(11,614)	(760,602)	143,754	1,068,274
Net income	—	—	—	—	—	48	—	(51)	—	—	(3)	—	230
Other comprehensive income	—	—	—	—	—	—	66	—	—	—	66	—	340
Distribution of non-redeemable non-controlling interest	—	—	—	—	(57)	—	—	32	—	—	(25)	—	—

Issuance of Class A common shares for vesting of equity awards	2,218	—	—	—	(20)	—	—	—	—	—	(20)	—	—
Contribution to equity method investments	—	—	—	—	(500)	—	—	—	—	—	(500)	—	—
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	271	(91,105)	—	—	—	—	(90,834)	—	90,834
Payment of paid-in-kind preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(16,536)	—
Stock-based compensation	—	—	—	—	306	—	—	—	—	—	(306)	—	1,593
Dividends on Redeemable preferred non-controlling interests	—	—	—	—	—	(448)	—	—	—	—	(448)	2,782	(2,334)
September 30, 2023	29,332,333	$3	144,399,037	$14	—	$(841,417)	$70	$884	(1,635,783)	$(11,614)	$(852,060)	$130,000	$1,158,937
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

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$19,692	$106,931
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(11,828)	(1,433)
Distributions from equity method investments	13,661	—
Change in fair value of Convertible note receivable	(11)	—
Provision for bad debts	—	492
Amortization of operating lease right-of-use assets	555	460
Depreciation and amortization	12,343	10,627
Accretion expense related to asset retirement obligation	334	307
Amortization of deferred financing costs	1,310	1,447
Loss on debt extinguishment	—	2,848
Loss on warrant exchange	—	338
Gain on deconsolidation of VIEs	—	(122,873)
Stock-based compensation	4,312	4,747
Paid-in-kind interest income	(207)	(236)
Change in fair value of Convertible Note Payable	—	1,579
Unrealized gain on derivative financial instruments	(963)	(4,739)
Changes in operating assets and liabilities
Accounts receivable	(11,986)	(409)
Accounts receivable, related party	3,563	12,421
Fuel tax credits receivable	(620)	(242)
Capital spares	(699)	364
Parts inventory	(300)	(4,586)
Environmental credits held for sale	(3,924)	(2,665)
Prepaid expense and other current and long-term assets	872	2,229
Contract assets	(2,858)	(4,633)
Accounts payable	(775)	(931)
Accounts payable, related party	1,356	599
Fuel tax credits payable	(34)	400
Accrued payroll	(1,053)	(644)
Accrued expenses	5,566	4,195
Operating lease liabilities - current and non-current	(517)	(435)
Other current and non-current liabilities	4,293	(747)
Contract liabilities	(165)	(584)
Net cash provided by operating activities	31,917	4,827
Cash flows from investing activities:
Purchase of property, plant, and equipment	(72,805)	(92,250)
(Payment)/proceeds from sale of short term investments	(791)	46,948
Deconsolidation of VIEs, net of cash	—	(11,947)
Distributions received from equity method investment	1,756	13,331
Cash paid for Notes receivable	(750)	—
Cash paid for investment in other entities	(13,956)	(1,000)
Net cash used in investing activities	(86,546)	(44,918)
Cash flows from financing activities:
Proceeds from OPAL Term Loan	45,000	174,117
Cash paid for purchase of shares upon exercise of put option	—	(16,391)

Cash paid for taxes related to net share settlement of equity awards	(627)	(20)
Financing costs paid to other third parties	(629)	(11,062)
Repayment of Senior Secured Credit Facility	—	(22,750)
Repayment of OPAL Term Loan	—	(106,090)
Repayment of Municipality loan	—	(76)
Repayment of Sunoma Loan	(1,193)	—
Repayment of equipment loan	(43)	—
Repayment of Convertible Note Payable	—	(30,107)
Payment of preferred dividends	(10,469)	(16,536)
Proceeds from sale of non-redeemable non-controlling interest	—	12,753
Reimbursement of financing costs by joint venture partner	—	842
Distribution to non-redeemable non-controlling interest	(628)	(222)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	170	—
Net cash provided by (used in) financing activities	31,581	(15,542)
Net decrease in cash, restricted cash, and cash equivalents	(23,048)	(55,633)
Cash, restricted cash, and cash equivalents, beginning of period	47,242	77,221
Cash, restricted cash, and cash equivalents, end of period	$24,194	$21,588
Supplemental disclosure of cash flow information
Interest paid, net of $3,093 and $4,627 capitalized, respectively	$8,628	$3,952
Noncash investing and financing activities:
Accrual for asset retirement obligation included in Property, plant and equipment	$499	$—
Right-of-use assets arising from lease modifications	$1,218	$—
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$24,721	$7,355
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
As of September 30, 2024, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Paragon RNG LLC ("Paragon") (Emerald RNG LLC ("Emerald") and Sapphire RNG LLC ("Sapphire")) , Land2Gas LLC (the "SJI Joint Venture") (Atlantic RNG LLC ("Atlantic") and Burlington RNG LLC ("Burlington")) and GREP BTB Holdings LLC ("GREP") under the equity method.
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
Accounting Pronouncements not yet adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment's net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of those additional measures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively for all periods presented. The Company expects to report significant operating expenses by segment, the title and position of our CODMs, description of how our CODMs assess segment performance and allocate resources and other additional disclosures. The ASU will have a material impact on the disclosures relating to segment reporting in our condensed consolidated financial statements.

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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$20,332	$38,348
Restricted cash - current (1)	953	4,395
Long-term assets:
Restricted cash held as collateral (2)	2,909	4,499
Total cash, cash equivalents, and restricted cash	$24,194	$47,242
(1) Restricted cash - current as of September 30, 2024 consists of $953 related to debt reserve on Sunoma Loan. Restricted cash - current as of December 31, 2023 consists of $3,361 related to debt reserve on the Sunoma Loan and $1,034 related to deposit on our interconnections payments.
(2) Restricted cash held as collateral represents the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months at the time of purchase to be short term investments. The short term investments of $10,666 and $9,875 as of September 30, 2024 and December 31, 2023, respectively, consists of cash invested in money market accounts with maturities ranging between 1 and 12 months as of the reporting date. The amounts in these money market accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Earnout Liabilities
In connection with the business combination completed in July 2022 and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. (the "Sponsor") agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. OPAL Fuels equity holders are eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period. The earnout awards (the "Earnout Awards") were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's condensed consolidated statement of operations as part of change in fair value of derivative instruments, net. For the three and nine months ended September 30, 2024, the Company recorded a gain of $278 and $1,457 in its condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recorded a loss of $(138) and a gain of $4,499, respectively, in its condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company recorded $443 and $1,900, respectively, on its condensed consolidated balance sheets.
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
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of September 30, 2024, the maximum redemption value was $519,373.
Project development and startup costs
The Company has multiple RNG projects under construction for which the Company incurs certain development costs such as legal, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs. Additionally, the Company also incurs certain expenses on new RNG projects that started operating for the first two years such as virtual pipeline costs (trucking costs incurred until a physical pipeline is connected) and ramp up costs. These costs are temporary and non-recurring over the project lifetime. Historically, the Company included these expenses in Cost of sales - RNG Fuel and Selling, general and administrative expenses with no associated revenues. For the three and nine months ended September 30, 2024 and 2023, the Company is presenting these expenses in a separate line within operating expenses to provide additional information to the readers of the financial statements regarding the ongoing profitability of our RNG projects in operation.
The following table provides information on the types of expenses classified under this expense category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Virtual pipeline costs (1)	$5,689	$—	$8,348	$700
ITC related expenses	228	—	258	—
Site lease expenses	304	490	872	996
Legal and professional fees	336	250	726	926
Royalties	—	—	—	833
Management services (2)	6	4	6	205
Other	240	230	313	312
Total Project development and startup costs	$6,803	974	10,523	3,972
(1) Relates to virtual pipeline costs on our Prince William facility. These are temporary transportation costs incurred until a permanent pipeline is completed, which we currently anticipate in the second half of 2025.
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

Accounts Receivable, net
The Company's allowance for credit losses was $0 and $0 at September 30, 2024 and December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, the Company estimated the value of its total asset retirement obligations to be $7,561 and $6,728, respectively.
The changes in the asset retirement obligations were as follows as of September 30, 2024:

September 30, 2024
Balance, December 31, 2023 - Current and non-current	$6,728
Additions during the year	591
Deletion	(92)
Accretion expense	334
Total asset retirement obligation	7,561
Less: current portion	(1,980)
Total asset retirement obligation, net of current portion	$5,581
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
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three months ended September 30, 2024 and 2023, the Company earned net revenues after discount and fees of $33,414 and $25,724, respectively under this contract which was recorded as part of Revenues - RNG Fuel and Fuel Station Services. For the nine months ended September 30, 2024 and 2023, the Company earned net revenues after discount and fees of $82,059 and $43,784, respectively.
During 2020, the Company has an agreement with a counter party to sell LCFSs at one of our RNG facilities for a period of 7 years at a fixed contract price which has a certain predetermined floor and ceiling price per LCFS. The counter party has the right to apply any excess payment made calculated as the difference between adjusted Oil Price Information Service and the floor price per the contract, against future sales of LCFSs during the contract term. As of September 30, 2024, the Company recorded $2,263 as part of Other long-term liabilities on the condensed consolidated balance sheet.
During the third and fourth quarters of 2022, two of the wholly-owned subsidiaries from our Renewable Power portfolio entered into a purchase and sale agreement with an Environmental Attribute marketing firm to sell Environmental Attributes associated with renewable biomethane ("ISCC Carbon Credits") and purchase brown gas back at contracted fixed prices per million British thermal units ("MMBtus"). One of these contracts has a term of 3 years from the date of certification of the facility with an auto-renewal option. The other contract was terminated in August 2023. During the third quarter of 2023, three additional Renewable Power facilities entered into purchase and sale agreements with 3 year terms and similar terms and conditions as the previous contracts. For the three months ended September 30, 2024 and 2023, the Company earned net revenues of $5,151 and $3,732, respectively under the contracts which were recorded as part of Revenues - Renewable Power in the condensed consolidated statement of operations. For the nine months ended September 30, 2024 and 2023, the Company earned net revenues of $13,439 and $13,425, respectively under the contracts which were recorded as part of Revenues - Renewable Power in the condensed consolidated statement of operations.
Regulatory changes implemented by the European Union Commission are expected to take effect on November 21, 2024 that will exclude biomethane produced outside of the European Union from being certified as eligible to be sold in accordance with the European Union Renewable Energy Directive. As a result, we anticipate that all of our contracts governing sales of ISCC Carbon Credits will be terminated on or before November 21, 2024. Following such terminations, we expect to continue to earn revenues from sale of electricity generated by these Renewable Power facilities and the associated environmental attributes.
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
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Renewable Power sales	$7,011	$8,930	$19,663	$26,925
Third party construction	10,358	15,182	29,853	37,429
Service	5,737	4,824	16,174	13,728
Brown gas sales	7,987	1,917	19,357	17,268
Environmental credits (1)	50,483	38,479	128,530	68,848
Parts sales	775	629	1,923	1,965
Other (2)	275	—	892	—
Total revenue from contracts with customers	82,626	69,961	216,392	166,163
Lease revenue (3)	1,421	1,140	3,557	2,937
Total revenue	$84,047	$71,101	$219,949	$169,100
(1) Includes revenues of $5,151 and $3,732, respectively, for the three months ended September 30, 2024 and 2023, from customers domiciled outside of United States. For the nine months ended September 30, 2024 and 2023, revenues include $13,439 and $13,425, respectively, from customers domiciled outside of United States.
(2) Includes management fee revenues earned from management of operations of equity method entities.
(3) Lease revenue relates to approximately thirty-five fuel purchasing agreements out of which we have two of our RNG fuel stations with minimum take or pay provisions and revenue from power purchase agreements at two of our Renewable Power facilities where we determined that we transferred the right to control the use of the power plant to the purchaser.
For the three months ended September 30, 2024 and 2023, 12% and 21%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time. For the nine months ended months ended September 30, 2024 and 2023, 14% and 22%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items consisting of items recorded as Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on warrant exchange	$—	$—	$—	$(338)
Gain on deconsolidation of VIEs (1)	—	—	—	122,873
Change in fair value of Convertible note receivable	11	—	11	—
Insurance proceeds (2)	349	—	349	—
Gain on transfer of non-financial asset in exchange for services received (3)	280	604	1,377	1,110
Other income	$640	$604	$1,737	$123,645
(1) Represents non-cash gain on deconsolidation of Emerald and Sapphire on May 30, 2023.
(2) Represents proceeds from business interruption insurance at one of our Renewable Power facilities.
(3) Represents the fair value of RINs transferred as consideration for services received.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
Accounts receivable, net	$39,609	$27,623
Contract assets:
Cost and estimated earnings in excess of billings	$6,824	$4,630
Accounts receivable retainage, net	2,824	2,160
Contract assets total	$9,648	$6,790
Contract liabilities:
Billings in excess of costs and estimated earnings	$6,149	$6,314
Contract liabilities total	$6,149	$6,314
During the nine months ended months ended September 30, 2024, the Company recognized revenue of $3,746 that was included in "Contract liabilities" at December 31, 2023. During the nine months ended months ended September 30, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022.
Environmental credits held for sale
The Company provides dispensing and credit monetization services to OPAL owned facilities and third-party customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the environmental credits received as part of Revenues - Fuel Station Services and environmental credits held for sale within current assets based on their estimated fair value at contract inception. It is recorded at historical fair value at contract inception and reviewed to ensure it is recorded at lower of cost and net realizable value at each balance sheet date. Due to the historically higher LCFS pricing, the fair value at contract inception may be significantly higher than the net realizable value of the environmental credits generated at the period-end balance sheet date. For the three months ended September 30, 2024 and 2023, the Company recorded $1,443 and $1,452 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value. For the nine months ended September 30, 2024 and 2023, the Company recorded $8,293 and $4,467 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.

Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At September 30, 2024, the Company had a backlog of $52,035 of which $47,072 is anticipated to be recognized as revenue in the next 12 months.
Major Maintenance
Major maintenance is a component of maintenance expense and encompasses overhauls of internal combustion engines, gas compressors and electrical generators. Major maintenance is expensed as incurred. Major maintenance expense was $1,439 and $2,246 for the three months ended September 30, 2024 and 2023 respectively, and is included in cost of sales — Renewable Power in the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023 respectively, major maintenance expense included in cost of sales — Renewable Power was $6,812 and $6,476, respectively.
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
Significant Customers, Vendors and Concentration of Credit Risk
For the three and nine months ended September 30, 2024, two customers accounted for 56% and 54% of the revenue, respectively. For the three and nine months ended September 30, 2023, two customers accounted for 49% and 41% of the revenue, respectively. At September 30, 2024, two customers accounted for 59% of accounts receivable. At December 31, 2023, two customers accounted for 54% of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of September 30, 2024, one vendor accounted for 12% of the accounts payable. As of December 31, 2023, one vendor accounted for 32% of the accounts payable.
Investment Tax Credits
In the third quarter of 2024, the Company sold to a third-party purchaser certain transferable Investment Tax Credits (ITCs) that had been generated by the Company from its investments in the Renewable Natural Gas segment.

The Company elected to consider expected transfers of the credits in assessing their realizability as part of the valuation allowance analysis and recognize changes in the estimated proceeds as an adjustment to its valuation allowance. The Company accounted for the ITC sale in accordance with ASC 740 by electing the flow-through method to recognize the ITC benefit when it arises.
The net proceeds from the sale of tax credits, totaling $8,906, were received in cash and recorded as a credit to income tax expense as of September 30, 2024. The cash flows related to the total income tax benefits are presented in the statement of cash flow in the ‘Net income (loss)’ line item in operating activities. Legal and insurance fees associated with the transaction, totaling $1,440, consisting of $1,182 of buyer's expenses paid by the Company which are recorded as part of Income Tax Benefit and $258 of the Company's costs have been recorded as Project development and startup costs,. Transaction costs are deductible for income tax purposes.
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
The following table shows the movement in Investment in Other Entities:

	Pine Bend	Noble Road	GREP	SJI	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%

Balance at December 31, 2023	$21,062	$22,174	$2,015	$1,567	$160,281	$207,099
Net income from equity method investment	3,620	4,222	(710)	(601)	9,598	16,129
Contribution by the Company	—	—	—	8,050	5,906	13,956
Distributions from return on investment in equity method investment (1)	(3,480)	(4,300)	—	—	(5,881)	(13,661)
Distributions from return of investment in equity method investment (2)	(695)	—	—	—	(1,061)	(1,756)
Accumulated other comprehensive income	—	—	—	—	5	5
Amortization of basis difference (3)	(140)	(444)	—	—	(3,716)	(4,300)
Balance at September 30, 2024	$20,367	$21,652	$1,305	$9,016	$165,132	$217,472
(1) Recorded as part of cash flows from operating activities for the nine months ended September 30, 2024.
(2) Recorded as part of cash flows from investing activities for the nine months ended September 30, 2024.

(3) Reflected in Income from equity method investments in the condensed consolidated statement of operations for the nine months ended September 30, 2024.
The following table summarizes the net income from equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$26,123	$9,463	$77,097	$23,927
Gross profit	10,799	(11,268)	31,812	(1,392)
Net income	7,182	4,533	26,579	1,634

Net income from equity method investments (1)	$3,822	1,726	$11,828	$1,433

(1) Net income from equity method investments represents our portion of the net income from equity method investments including amortization of any basis differences.
4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Plant and equipment (1)	$261,053	$205,188
CNG/RNG fueling stations	69,788	51,749
Construction in progress (2)	174,980	175,060
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,778	2,481
Leasehold improvements	815	815
Vehicles	445	489
Office furniture and equipment	307	307
Computer software	277	277
Land lease - finance lease	5,829	6,469
Vehicles - finance leases	2,913	2,580
Other	662	591
	523,735	449,894
Less: accumulated depreciation	(113,488)	(110,401)
Property, plant, and equipment, net	$410,247	$339,493
(1) The Company reclassified $2,542 to Prepaid and other current assets which was previously disclosed as plant and equipment as of June 30, 2024 on its condensed consolidated balance sheet. This relates to prepayment of costs associated with interconnection for virtual pipeline.
(2) Includes $2,074 and $5,475 of capitalized interest on our OPAL Term Loan facility for the nine months ended September 30, 2024 and for the year ended December 31, 2023.
On October 20, 2023, our wholly owned subsidiary entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL") with respect to a gas pipeline extension and associated interconnection facilities (the “Pipeline Project”) that is contemplated as part of the subsidiary's RNG production facility at the Prince William County landfill located in Manassas, Virginia. The Agreement obligates the subsidiary to develop, plan and permit the Pipeline Project to deliver RNG from the facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Pipeline Project from the subsidiary after its final completion at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date was on or prior to October 20, 2024. During the second quarter of 2024, the agreement was amended to move the closing date to first quarter of 2025. As of September 30, 2024, we have recorded capital expenditure of $6,334 which is included in the Property, Plant and Equipment on our condensed consolidated balance sheet. The current estimated cost for construction of the Pipeline Project exceeds the $25 million purchase price contemplated as a part of the Agreement. Accordingly, the Company is currently exploring lower cost alternatives.
As of September 30, 2024, the Construction in progress consists of capital expenditures on construction of RNG generation facilities including, but not limited to Polk County, Cottonwood, Central Valley RNG projects and RNG dispensing facilities. Polk County is expected to be operational in the fourth quarter of 2024. The remaining facilities except Central Valley RNG projects, for which costs are in construction in progress as of September 30, 2024, are expected to be operational during 2025. Regarding the Central Valley RNG projects, please refer to Note 17. Commitments and Contingencies for additional information.
Depreciation expense on property, plant, and equipment for the three months ended September 30, 2024 and 2023 was $4,663 and $3,485, respectively. The depreciation expense for the nine months ended months ended September 30, 2024 and September 30, 2023 was $12,232 and $10,162, respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,602)	$1,397	18.1
Transmission/distribution interconnection	1,600	(1,600)	—	15.1
Intellectual property	43	(43)	—	5.0
Total intangible assets	$10,642	$(9,245)	$1,397

	December 31, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,926)	$1,073	18.1
Transmission/distribution interconnection	1,600	(1,076)	524	15.1
Intellectual property	43	(36)	7	5.0
Total intangible assets	$10,642	$(9,038)	$1,604

Amortization expense for the three and nine months ended months ended September 30, 2024 was $69 and $207, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $154 and $467, respectively. At September 30, 2024, estimated future amortization expense for intangible assets is as follows:

Three months ended December 31, 2024	$67
Fiscal year:
2025	267
2026	231
2027	171
2028	171
Thereafter	490
$1,397
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2023	$51,155	$3,453	$54,608
Balance at September 30, 2024	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
OPAL Term Loan	231,618	186,618
Less: unamortized debt issuance costs	(8,897)	(10,086)
Less: current portion	(6,949)	—
OPAL Term Loan, net of debt issuance costs	215,772	176,532
Sunoma Loan	21,261	22,453
Less: unamortized debt issuance costs	(766)	(835)
Less: current portion	(1,722)	(1,608)
Sunoma Loan, net of debt issuance costs	18,773	20,010
Non-current borrowings total	$234,545	$196,542
As of September 30, 2024, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Total
Three months ending December 31, 2024	$—	$415	$415
Fiscal year:
2025	9,265	1,756	11,021
2026	9,265	1,898	11,163
2027	9,265	2,051	11,316
2028	203,823	2,213	206,036
Thereafter	$—	12,928	12,928
	$231,618	$21,261	$252,879
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
As of September 30, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $231,618 and $186,618, respectively. During the nine months ending September 30, 2024, the Company drew down an additional $45,000. Additionally, the Company utilized $14,088 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
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
The Credit Agreement includes certain customary and project-related affirmative and negative covenants, including restrictions on distributions, and events of default, which include payment defaults breaches of covenants; changes of control materially incorrect or misleading representations or warranties bankruptcy or other events of insolvency and certain project-related defaults. As of September 30, 2024, the Company is in compliance with the financial covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
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
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) maximum debt to net worth ratio not to exceed 5:1 (ii) a minimum current ratio not less than 1.0 and (iii) minimum debt service coverage ratio of trailing four quarters not less than 1.25. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20,000 to $23,000. As of September 30, 2024, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.

The borrowings under the Sunoma Loan Agreement bear interest at the rate of prime rate plus 3.5% or 7.75% and have a maturity date of July 19, 2033. The Company is required to pay a quarterly amortization of principal of $380 beginning in October 2023.
As of September 30, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $21,261 and $22,453, respectively.
The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as September 30, 2024 and December 31, 2023. See Note 12. Variable Interest Entities for additional information.
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
Interest rates
2024
For the three and nine months ended months ended September 30, 2024, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 9.2% and 8.7%, respectively.
For the three and nine months ended September 30, 2024, the interest rate on the Sunoma Loan was 8.1% and 8.2%, respectively.
2023
For the three and nine months ended September 30, 2023, the weighted average effective interest rate on the Senior Secured Credit Facility including amortization of debt issuance costs on Senior Secured Credit Facility was 5.6% including a margin plus LIBOR. The facility was fully repaid in March 2023.
For the three and nine months ended September 30, 2023, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 9.2% and 8.8%.
For three and nine months ended September 30, 2023, the interest rate on the Sunoma loan was 8.0%.
For the three and nine months ended September 30, 2023, the payment-in-kind interest rate on Convertible Note Payable was 8.0%.

For the three and nine months ended September 30, 2023, the weighted average interest rate on Municipality loan was 3.0%.
The following table summarizes the Company's total interest expense for the three and nine months ended months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Senior Secured Credit Facility	$—	$—	$2	$282
Convertible Note Payable mark-to-market	—	436	—	1,579
Sunoma Loan	429	454	1,330	1,348
OPAL Term Loan (1)	4,023	1,634	10,341	1,653
Equipment loan	3	—	13	—
Commitment fees and other finance fees	664	248	2,126	560
Amortization of deferred financing cost	191	652	1,310	1,447
Interest expense on finance leases	144	24	432	61
Interest income	(428)	(563)	(1,578)	(2,448)
Total interest expense	$5,026	$2,885	$13,976	$4,482
(1) Excludes $1,019 and $3,093 of interest capitalized and recorded as part of Property, Plant and Equipment for the three and nine months ended September 30, 2024, respectively. Excludes $842 and $4,627 of interest capitalized and recorded as part of Property, Plant and Equipment for the three and nine months ended September 30, 2023, respectively.
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
Included in Fuel Station Service revenues are $1,154 and $2,861 related to the lease portion of the FPAs for the three and nine months ended September 30, 2024, respectively. It includes $917 and $2,119 related to the lease portion of the FPAs for the three and nine months ended September 30, 2023, respectively.
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
Included in Renewable Power revenues are $267 and $696 related to the lease element of the PPAs for the three and nine months ended September 30, 2024, respectively. Includes $223 and $818 related to the lease element of the PPAs for the three and nine months ended September 30, 2023, respectively.
Lessee contracts
Ground/Site leases

The Company through various of its indirectly owned subsidiaries holds site leases on landfills/dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities - Beacon and two sites at our Central Valley project - MD Digester ("MD") and VS Digester ("VS"). During the second quarter of 2024, the Company revised the commercial operation date for its leases for MD and VS by between 20 to 24 months which changed the lease term for both the leases. The Company treated this as a lease modification and increased its right-of-use asset and corresponding lease liability by $1,218 on its condensed consolidated balance sheet as of September 30, 2024, using the incremental borrowing rate of 7.28%.
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
Based on the above guidance, the lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023. The lease expense for the office lease is recorded as part of Selling, general and administrative expenses in its condensed consolidated statement of operations for the three and months ended September 30, 2024 and 2023.
Vehicle leases
The Company leases approximately 104 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
Under ASC 842, the Company determined that the vehicle leases are finance leases. For finance leases, ASC 842 requires recognition of amortization of right-of-use asset as part of depreciation and amortization expense and the interest on the finance lease liability as interest expense in the income statement. The Company accordingly recognized its lease expense on the vehicle leases as part of Depreciation, amortization and accretion expense and interest and financing expense, net in its condensed statement of operations for the three and nine months ended September 30, 2024 and 2023.
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
Right-of-use assets and Lease liabilities as of September 30, 2024 and December 31, 2023 are as follows:

Description	Location in Balance Sheet	September 30, 2024	December 31, 2023
Assets:
Operating leases (1):
Site leases	Right-of-use assets	$12,331	$11,330
Office lease	Right-of-use assets	633	971
		12,964	12,301
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	2,913	2,580
Site lease	Property, plant and equipment, net	5,829	6,469
		8,742	9,049

Total lease right-of-use assets		$21,706	$21,350
Liabilities (1):
Sites leases	Lease liabilities - current portion	222	$130
Office lease	Lease liabilities - current portion	541	508
Vehicle leases - finance	Accrued expenses and other current liabilities	1,046	827
Site leases - finance	Accrued expenses and other current liabilities	430	571
		2,239	2,036

Sites leases	Lease liabilities - non-current portion	12,213	11,222
Office lease	Lease liabilities - non-current portion	187	602
Vehicle leases - finance	Other long-term liabilities	1,960	1,801
Site leases - finance	Other long-term liabilities	5,780	5,587
		20,140	19,212

Total lease liabilities		$22,379	$21,248

(1) The Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 2.30% to 7.28%.
The table below presents components of the Company's lease expense for the three and nine months ended September 30, 2024 and 2023:

Description	Location in Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Operating lease expense for site leases	Cost of sales - RNG Fuel	$281	$263	$846	$789
Operating lease expense for office lease	Selling, general, administrative expenses	121	121	363	363
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	464	155	1,300	436
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	144	24	432	61
		$1,010	$563	$2,941	$1,649
The Company does not have material short term lease expense for the three and nine months ended September 30, 2024 and 2023.

The Company did not enter into any operating leases greater than 12 months for the nine months ended September 30, 2024.

Weighted average remaining lease term (years)	September 30, 2024
Operating leases	20.8 years
Finance leases	6.3 years
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of September 30, 2024:

	Site leases	Office leases	Vehicle leases	Site lease - Finance	Total

Weighted average discount rate	7.2%	3.6%	6.8%	6.5%

three months ending December 31, 2024	$261	$135	$332	$803	$1,531
2025	1,044	562	1,220	963	3,789
2026	1,051	47	1,065	963	3,126
2027	1,129	—	683	963	2,775
2028	1,129	—	143	4,250	5,522
Thereafter	20,159	—	—	—	20,159
	24,773	744	3,443	7,942	36,902

Present value of lease liability	12,435	728	3,006	6,210	22,379

Lease liabilities - current portion	222	541	1,046	430	2,239
Lease liabilities - non-current portion	12,213	187	1,960	5,780	20,140
Total lease liabilities	$12,435	$728	$3,006	$6,210	$22,379

Discount based on incremental borrowing rate	$12,338	$16	$437	$1,732	$14,523
9. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
During three months ended September 30, 2024, the Company entered into an interest rate swap for the notional amount of $30,000 of the OPAL Term Loan at a fixed interest rate of 3.354% with a maturity date of September 1, 2028 to hedge the SOFR-based floating interest rate.
The interest rate swap was designated and qualified as cash flow hedge. The Company uses interest rate swaps for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company’s debt from a floating to a fixed rate. The interest rate swap is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the interest rate swap and the prevailing market interest rates. The Company may terminate the interest rate swaps prior to their expiration dates, at which point a realized gain or loss may be recognized, or may be amortized over the original life of the interest rate swap if the hedged debt remains outstanding. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income. There were no periodic settlements in three months ended September 30, 2024. The Company expects to release $150 from the Other comprehensive income in the next twelve months.
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

	September 30, 2024	December 31, 2023	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as cash flow hedges:
Short term portion of the interest rate swaps	150	$—	Derivative financial assets, current portion
Long term portion of the interest rate swaps	(209)	—	Derivative financial liability, non-current
	$(59)	$—
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023	2024	2023
Swaption	—	—	—	(46)
Net periodic settlements	—	—	—	812
	$—	$—	$—	$766	Change in fair value of derivative instruments, net
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
The Company entered into an International Swaps and Derivatives Association ("ISDA") agreement with Mendocino Capital LLC (“NextEra”), a related party in November 2019. Pursuant to the agreement, the Company entered into two additional commodity swaps in October 2022 for a periods of one to two years with contract prices ranging between $65.50 and $68.50 per MWh. The swaps are expected to be settled by physical delivery on a monthly basis. The Company elected the normal purchase and normal sale exclusion and will not apply fair value accounting under ASC 815, Derivatives and hedging. The Company continues to meet the normal purchase normal sale exclusion for all the reporting periods presented.
The Company entered into a new commodity swap with NextEra in November 2022 for a period of two years at a contract price of $81.50 per MWh.
In November 2023, the Company entered into an electricity supply agreement with a utility provider for purchase of electricity to be used at one of our RNG facilities for a period of two years with a monthly notional quantity ranging between 1,875 and 2,145 kilo-watt hour ("kWh") and with fixed contract price $0.0599 per kWh. The forward contract is expected to be settled by physical delivery of electricity on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815. The Company continues to meet the normal purchase normal sale exclusion for all the reporting periods presented.
The following table summarizes the commodity swaps in place as of September 30, 2024 and December 31, 2023. There were no new commodity swap contracts entered during the three and nine months ended September 30, 2024.

Trade Date	Period From	Period To	Notional Quantity per Year (“MWh”)	Average Contract Price (per MWh)
October 17, 2022	January 1, 2023	December 31, 2024	70,176	$68.50
November 17, 2022	January 1, 2023	December 31, 2024	35,088	$81.50
The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Commodity swaps - realized gain	Revenues - Renewable Power	$200	$493	$609	$1,373
Commodity swaps - unrealized gain (loss)	Revenues - Renewable Power	(170)	(30)	(494)	733
Total realized and unrealized gain	Revenues - Renewable Power	$30	$463	$115	$2,106

The following table summarizes the derivative assets and liabilities related to commodity swaps as of September 30, 2024 and December 31, 2023:

	Fair Value		Location of Fair value recognized in Balance Sheet
	September 30, 2024	December 31, 2023
Derivatives designated as economic hedges
Current portion of unrealized gain on commodity swaps	$139	$633	Derivative financial asset, current portion
Other derivative liabilities
On July 21, 2022, the Company recorded derivative liabilities for the outstanding public warrants and private warrants, put option to Meteora, the Sponsor Earnout Awards and the OPAL Earnout Awards. The private and public warrants were exchanged into Class A common stock in the fourth quarter of 2022. The put option with Meteora expired in January 2023. The change in fair value on Sponsor Earnout and OPAL Earnout Awards is recorded as change in fair value of derivative instruments, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

Derivative liability	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023	2024	2023

Put option to Meteora	$—	$—	$—	$(311)
Sponsor Earnout Awards	278	(338)	1,457	(201)
OPAL Earnout Awards	—	200	—	4,701
	$278	$(138)	$1,457	$4,189	Change in fair value of derivative instruments, net

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
The carrying value of the Company's long-term debt, which are considered Level 2 in the fair value hierarchy, of $234,545 and $196,542 as of September 30, 2024 and December 31, 2023, respectively, approximates its fair value because our interest rate is variable and reflects current market rates.
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

The fair value of the Sponsor Earnout Awards as of September 30, 2024 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the four year post-close period. Assumptions used in the valuation are as follows:
•Current stock price — The Company's closing stock price of $3.65 as of September 30, 2024;
•Expected volatility —50% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 3.60% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 3.0 year term of the earnout period;
•Dividend yield - zero.
The fair value of the OPAL Earnout Awards as of September 30, 2024 and December 31, 2023 was determined to be zero as their expiration date is December 31, 2024 and the Company does not expect to achieve the earn-out target.
Convertible note receivable
In July, 2024, the Company purchased a convertible note pursuant to which the Company has the right to convert the note into shares of common stock of the investee. The convertible note receivable is classified as available-for-sale. The Company elected to measure the Convertible note receivable initially and subsequently at fair value with changes reported in earnings to accurately reflect current market expectations and conditions. The Convertible note receivable is accounted for based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company presented the aggregate of fair value and non-fair value amounts in the same line item in the statement of financial position and disclosed the amount measured at fair value included in the aggregate amount. Interest income is included in the Convertible note receivable line. As of September 30, 2024, fair value of the Convertible note equaled to $761.
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of September 30, 2024.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2024 and December 31, 2023, set forth by level, within the fair value hierarchy:

	Fair value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$7,561	$7,561
Earnout liabilities	—	—	443	443
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	24,194	—	—	24,194
Short term investments	10,666	—	—	10,666
Interest rate swap contracts	—	150	—	150
Commodity swap contracts	—	139	—	139
Convertible note receivable	—	—	761	761

	Fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,728	$6,728
Earnout liabilities	—	—	1,900	1,900
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	47,242			47,242
Short term investments	9,875	—	—	9,875
Commodity swap contracts	—	633	—	633
(1) Includes balances in money market accounts of $13,027 and $31,965, respectively as of September 30, 2024 and December 31, 2023.
A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the nine months ended September 30, 2024 is included in Note 2, Summary of Significant Accounting Policies.
10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and other entities under common control with Fortistar or NextEra.
Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman RNG Investments, LLC, a Delaware limited liability company and an affiliate of Fortistar ("Hillman") in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded preferred dividend of $603 and $1,812 for the three and nine months ended September 30, 2024, respectively. The Company recorded paid-in-kind preferred dividend of $656 and $1,986 for the three and nine months ended September 30, 2023, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.
Issuance of Redeemable preferred non-controlling interests
On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded preferred dividend of $2,014 and $6,041 for the three and nine months ended September 30, 2024, respectively. The Company recorded paid-in-kind preferred dividend of $2,126 and $6,408 for the three and nine months ended September 30, 2023, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.
Purchase and sale agreement for environmental attributes
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuels business. Under this agreement, the Company plans to sell a minimum of 90% of the environmental attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of environmental attributes sold per quarter will incur a fee per environmental attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the three and nine months ended September 30, 2024, the Company earned net revenues after discount and fees of $22,798 and $54,174, respectively, under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $10,616 and $27,885, respectively, under this contract which was recorded as part of Revenues - Fuel Station Services. For the three and nine months ended September 30, 2023, the Company earned net revenues after discount and fees of $18,782 and $32,909, respectively, under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $6,942 and $10,875, respectively, under this contract which was recorded as part of Revenues - Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.
Commodity swap contracts under ISDA and REC sales contracts
The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company enters into commodity swap contracts on a periodic basis. As of September 30, 2024 and December 31, 2023, there were two commodity swap contracts outstanding. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. Additionally, the Company has contracts to sell RECs and capacity to NextEra on multiple Renewable Power facilities at market price. The Company recorded $1,799 and $1,732 as revenues earned under these contracts for the three months ended September 30, 2024 and 2023. The Company recorded $5,129 and $5,006 as revenues earned for the nine months ended September 30, 2024 and 2023.
Purchase of investments from Related Parties
In August 2021, the Company acquired 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded a net loss of $418 and $374 as its share of net loss for the three months ended September 30, 2024 and 2023. The Company recorded a net loss of $710 and $810 as its share of net loss for the nine months ended September 30, 2024 and 2023.
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
The term of these contracts each runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. Noble Road and Pine Bend came online in the first and third quarter of 2022 and Emerald in the third quarter of 2023. Biotown came online in the fourth quarter of 2023. For the three months ended September 30, 2024 and 2023, the Company earned environmental processing fees of $1,910 and $570, net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company earned environmental processing fees of $6,349 and $1,711, net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations.

Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with Fortistar LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement expired on December 31, 2023 with an auto renewal option on an annual basis, unless either party chooses to terminate with a written notice of 180 days termination occurs earlier due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the three and nine months ended September 30, 2024 and 2023, there have been no material services provided by the Company's employees to Fortistar.
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
On October 10, 2023, the board of directors of the Company appointed Mr. Scott Contino as Interim CFO. Mr. Contino has served as Fortistar's CFO for the past eighteen years. In connection with the appointment, the Company entered into an interim services agreement ("Interim Services Agreement") with Fortistar in accordance with the terms and conditions of the existing Administrative Services Agreement. Pursuant to the Interim Services Agreement, the Company will pay Fortistar an agreed hourly rate, such that the monthly fee does not exceed $50, on a cumulative basis. For the three and nine months ended September 30, 2024, the Company paid $150 and $450, respectively which is included in Selling, general and administrative expenses in the condensed consolidated statement of operations.
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Staffing and management services	$535	$414	$1,531	$1,406
Rent - fixed compensation	181	166	524	494
IT services	814	754	2,318	2,210
Total	$1,530	$1,334	$4,373	$4,110

The following table presents the various balances for related parties included in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Location in Balance Sheet	September 30, 2024	December 31, 2023
Assets:
Trade AR - NextEra	Accounts receivable, related party	$15,133	$18,696
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	7,179	5,692
NextEra	Accounts payable, related party	500	501
Staffing and management services - Fortistar	Accounts payable, related party	441	622
IT services - Costar	Accounts payable, related party	260	209
Total liabilities - related party		$8,380	$7,024
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
For the three and nine months ended September 30, 2024, the Company has accounted for its interests in Pine Bend, Noble Road, GREP, Paragon and SJI under the equity method of accounting and the results of operations of Beacon, New River, Polk County, Cottonwood, Central Valley, Prince William and Sunoma were consolidated in its condensed consolidated statement of operations.
For the three and nine months ended September 30, 2023, the Company has accounted for its interests in Pine Bend, Noble Road and GREP under the equity method of accounting and the results of operations of Beacon, New River, Central Valley, Prince William and Sunoma were consolidated in its condensed consolidated statement of operations. As of May 30, 2023, the Company deconsolidated Emerald and Sapphire. As a result, the Company consolidated Emerald and Sapphire for the period between January 1, 2023 and May 30, 2023 and recorded its ownership interests in Paragon which includes Emerald and Sapphire as equity method investment. Subsequent to May 30, 2023, the Company reported the results of Emerald and Sapphire as part of the income from equity method investments.
As of September 30, 2024, Central Valley, Polk County, Cottonwood and projects included in SJI Joint Venture (Atlantic and Burlington) are not operational. Prince William commenced operations during the second quarter of 2024, Sapphire commenced operations during the third quarter of 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Renewable Power	$12,788	$13,708	$35,119	$43,543
RNG Fuel (1)	51,711	29,551	139,241	61,395
Fuel Station Services (2)	50,045	40,326	137,242	99,056
Other (3)	276	—	892	—
Intersegment eliminations	(4,650)	(3,021)	(15,448)	(10,967)
Equity Method Investment(s)	(26,123)	(9,463)	(77,097)	(23,927)
	$84,047	$71,101	$219,949	$169,100
____________
(1) Includes revenues from our equity method investments.
(2) Includes intersegment revenues eliminated in the condensed consolidated financial statements.
(3) Other includes management fee revenues earned from operations and management of unconsolidated entities and Fortistar Contracting LLC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and Financing Expense, net:
Renewable Power	$26	$(2)	$111	$(260)
RNG Fuel	(5,438)	(3,243)	(14,740)	(4,616)
Fuel Station Services	(95)	27	(119)	120
Corporate	136	333	459	274
Equity Method Investment(s)	345	—	313	—
	$(5,026)	$(2,885)	$(13,976)	$(4,482)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation, Amortization, and Accretion:
Renewable Power	$998	$1,488	$3,011	$4,389
RNG Fuel	3,331	2,492	8,613	6,808
Fuel Station Services	1,575	917	4,184	2,555
Other(1)	—	9	—	36
Equity Method Investment(s)	(1,207)	(1,167)	(3,131)	(2,854)
	$4,697	$3,739	$12,677	$10,934
(1)Other includes amortization of intangible assets and depreciation expense not allocated to any segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)
Renewable Power	$4,393	$983	$6,608	$10,584
RNG Fuel	2,294	10,821	7,045	8,044
Fuel Station Services	10,262	5,530	23,053	7,429
Corporate	(3,664)	(18,833)	(28,842)	79,441
Equity Method Investment(s)	3,822	1,726	11,828	1,433
	$17,107	$227	$19,692	$106,931

	Nine Months Ended September 30,
	2024	2023
Cash paid for Purchases of Property, Plant, and Equipment:
Fuel Station Services	16,154	16,860
RNG Fuel	56,651	75,390
	$72,805	$92,250

	September 30, 2024	December 31, 2023
Total Assets:
Renewable Power	$35,447	$37,479
RNG Fuel	383,405	342,176
Fuel Station Services	176,596	152,625
Corporate	18,168	15,230
Equity Method Investment(s)	217,472	207,099
	$831,088	$754,609
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
As of September 30, 2024 and December 31, 2023, the Company held equity interests in seven VIEs — Sunoma, GREP, Emerald, Sapphire, Paragon, SJI Joint Venture (RNG Atlantic and RNG Burlington) and Central Valley.
As of September 30, 2024 and December 31, 2023, GREP, Paragon and SJI were presented as equity method investments and the remaining two VIEs — Sunoma and Central Valley are consolidated by the Company.
In 2020, the Company acquired a variable interest in Sunoma in a joint venture with a third-party who does not have any equity at risk but participates in proportionate share of income or losses, which may be significant. Additionally, the assets in Sunoma are collateralized under the Sunoma loan, the proceeds of which are used for partial financing of the construction of the Sunoma facility. Therefore, the significant assets and liabilities of Sunoma are parenthesized in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
The Company determined that each of these entities is a VIE and in its capacity as a managing member except for Emerald and Sapphire, the Company is the primary beneficiary. The Company is deemed as a primary beneficiary based on two conditions:
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
The following table summarizes the major condensed consolidated balance sheet items for consolidated VIEs as of September 30, 2024 and December 31, 2023. The information below is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
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

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$395	$166
Accounts receivable, net	361	33
Restricted cash - current	953	4,395
Parts inventory	29	29
Prepaid expenses and other current assets	21	107
Total current assets	1,759	4,730
Property, plant and equipment, net	25,514	26,626
Restricted cash, non-current	2,208	1,850
Total assets	$29,481	$33,206
Liabilities and equity
Current liabilities:
Accounts payable	$26	$744
Accounts payable, related party	383	1,046
Accrued expenses	753	647
Accrued payroll	39	—
Other current liabilities	99	92
Sunoma Loan- current portion	1,722	1,608
Total current liabilities	3,022	4,137
Sunoma loan, net of debt issuance costs	18,773	20,010
Other long-term liabilities	2,398	211
Total liabilities	24,193	24,358
Equity
Stockholders' equity	4,703	7,893
Non-redeemable non-controlling interests	585	955
Total equity	5,288	8,848
Total Liabilities and Equity	$29,481	$33,206
13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit

Common stock
As of September 30, 2024, there are (i) 30,065,260 shares of Class A common stock issued and 28,429,477 outstanding, (ii) 71,500,000 shares of New OPAL Class B common stock issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below), (iii) no shares of Class C common stock issued and outstanding and (iv) 72,899,037 shares of Class D common stock (shares of Class D common stock do not have any economic value except voting rights as described below).
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
The Company issued 36,353 shares of Class A common stock under the ATM Program during the nine months ended September 30, 2024 at prices ranging between $4.34 and $5.68 and received net proceeds of $170.
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
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2023 to September 30, 2024:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2023	300,000	$30,604	1,000,000	$102,013	$132,617
Preferred dividends attributable to OPAL Fuels	—	1,515	—	5,050	6,565
Preferred dividends attributable to Class A common stockholders	—	297	—	990	1,287
Payment of Preferred dividends	—	(2,416)	—	(8,053)	(10,469)
Balance, September 30, 2024	300,000	$30,000	1,000,000	$100,000	$130,000

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
Redeemable non-controlling interests have been presented as mezzanine equity in the condensed consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' equity. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in Stockholders' equity. As of September 30, 2024, the Company recorded $519,373 as the redemption value based on a 5 day VWAP of $3.60 per share.

14. Net Income (Loss) Per Share
The basic income per share of Class A common stock is computed by dividing the net income (loss) attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period. The basic income per share for the three and nine months ended September 30, 2024 does not include 1,635,783 shares in treasury and 763,908 shares that are issued and outstanding but are contingent on achieving earnout targets. During the first quarter of 2023, the put option was exercised and 197,258 shares of Class A common stock were cancelled.
The diluted income per share of Class A common stock for the three and nine months ended September 30, 2024 does not include Redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of September 30, 2024. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 716,650 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of September 30, 2024. The outstanding stock options issued under the 2022 Plan are not included as their impact is antidilutive. The number of anti-dilutive outstanding restricted stock units for the three and nine months ended September 30, 2024 is 1,558,615 and 1,564,331, respectively. The outstanding performance units under the 2022 Plan are not included as the performance conditions have not been met as of September 30, 2024.
The diluted income per share of Class A common stock for the three and nine months ended September 30, 2023 does not include Redeemable preferred non-controlling interests and the Convertible Note Payable because the substantive contingency for conversion has not been met as of September 30, 2023. It does not include 144,399,037 OPAL Fuels Class B units representing Redeemable non-controlling interest as its impact is anti-dilutive. It does not include 763,908 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of September 30, 2023. The outstanding stock options issued under the 2022 Plan are not included as their impact is dilutive. The outstanding performance units under the 2022 Plan are not included as the performance conditions have not been met as of September 30, 2023.
The Class B common stock and D common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock and Class D common stock under the two-class method has not been presented.
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Class A common stockholders	2,362	(400)	1,893	$15,945

Weighted average number of shares of Class A common stock - basic	27,709,203	26,978,969	27,585,620	27,110,953
Dilutive effect of stock options, restricted stock units, performance units, Convertible note payable, earnout shares, Redeemable preferred non-controlling interests, Redeemable non-controlling interests	34,214	—	58,544	572,902
Weighted average number of shares of Class A common stock - diluted	27,743,417	26,978,969	27,644,164	27,683,855
Net (loss) income per share of Class A common stock
Basic	$0.09	$(0.01)	$0.07	$0.59
Diluted	$0.09	$(0.01)	$0.07	$0.58
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
For the three and nine months ended September 30, 2024, the Company recorded $8,906 income tax benefit, as a result of the sale to a third-party purchaser of certain transferable Investment Tax Credits that had been generated by the Company from its investments in the RNG segment. For the three and nine months ended September 30, 2023, the Company recorded $0 income tax benefit. The effective tax rate for the three and nine months ended September 30, 2024 and 2023 was 0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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
During the nine months ended September 30, 2024, the Company issued 360,298 stock options, 1,110,031 restricted stock units and 456,308 performance units to certain employees of the Company. The applicable performance period for such performance units is January 1, 2024 to December 31, 2026, and all such performance units are scheduled to vest on March 31, 2027 subject to achievement of certain performance criteria. The fair value of the stock options was determined to be $3.40 based on Black Scholes model based on the share price of $4.96, exercise price of $5.02, expiration of 10 years, annual risk free interest rate of 3.96% and volatility of 55%. Additionally, the Company issued 190,526 restricted stock units to the board of directors which vest 100% on their first anniversary. The total fair value of the equity awards was $9,971.
A summary of the equity awards under the 2022 Plan for the nine months ended September 30, 2024 is as follows:

	Number of Units outstanding	Weighted average fair value per restricted unit on grant date	Exercise price per Stock Option	Aggregate Fair Value (in thousands)	Vesting terms

Restricted Stock Units:
Unvested restricted stock units outstanding as of December 31, 2023	949,936	$6.98		$6,627	Equal installments vesting over one or three years.
Granted during the nine months ending September 30, 2024	1,300,557	4.98		6,479	Equal installments vesting over one or three years.
Vested during 2024	(326,888)	7.00		(2,287)
Withheld for settlement of taxes	(115,843)	6.98		(809)
Forfeitures during 2024	(56,546)	5.45		(308)
Restricted Stock Units outstanding as of September 30, 2024	1,751,216	5.54		9,702
Stock Options(1):
Unvested awards as of December 31, 2023	175,890	$5.26	$6.97	$925	Three equal installments vesting over three years
Granted during the nine months ending September 30, 2024	360,298	3.40	5.02	1,225	Three equal installments vesting over three years
Forfeitures during 2024	(29,067)	3.77	5.41	(110)
Outstanding Stock Options at September 30, 2024	507,121	4.02	5.67	2,040
Stock Options vested and exercisable as of September 30, 2024	62,327	5.26	6.97	328
Performance Stock Units:
Unvested awards as of December 31, 2023	239,680	6.97		1,671	100% vesting on March 31, 2026
Granted during the nine months ending September 30, 2024	456,308	4.97		2,267	100% vesting on March 31, 2027
Vested during 2024	(873)	4.96		(5)
Forfeitures during 2024	(34,784)	5.63		(196)
Performance Stock Units outstanding as of September 30, 2024	660,331	5.66		3,737
Total awards outstanding as of September 30, 2024	2,918,668	$5.30		$15,479
(1) Stock options have an expiration term of 10-years.
As of September 30, 2024 and December 31, 2023, there are 62,327 and 0, respectively, of stock options vested and exercisable at exercise price shown above. The aggregate intrinsic value of the outstanding stock options is zero as of September 30, 2024 and December 31, 2023.
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

2022 Plan	$1,457	$1,739	$4,043	$4,267
Parent equity awards	$—	$160	$269	$480
	$1,457	$1,899	$4,312	$4,747
17. Commitments and Contingencies
Letters of Credit
As of September 30, 2024 and December 31, 2023, the Company was required to maintain fourteen and nine standby letters of credit totaling $15,121 and $14,783, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
Guaranty
On September 13, 2024, OPAL Paragon entered into a tax credit purchasing agreement with Apollo Management Holdings, L.P.,("Buyer"), pursuant to which OPAL Paragon sold $11,096 investment tax credits to the buyer for net proceeds of $8,906. If the tax credits are disallowed or recaptured from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interests or penalties incurred.
In connection with the above transaction, the Company entered into an agreement that guarantees Opal Paragon's obligations up to $16,644. This amount decreases 20% annually for five years.
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
On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has been set for hearing in January 2026. The Company and CEI have each nominated one arbitrator (each, a “Party-selected Arbitrator”) and a third arbitrator was appointed by the Party-selected Arbitrators to chair the panel. As a result of the procedural status of these matters, discovery has commenced but is not completed.
The EPC Contract requires that CEI, continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. On June 26, 2024, MD issued a Notice of Default and Demand to Cure to CEI. CEI failed to do so, and on July 30, 2024, MD terminated CEI for default. MD has notified CEI’s bond surety of the termination and demanded that it perform under the bond. The surety has denied the claim and MD intends to bring performance bond claims against the surety in the AAA Arbitration with CEI.
On July 11, 2024, VS issued a Notice of Default and Demand to Cure, advising CEI of its defaults and giving it an opportunity to cure. CEI failed to do so, and on August 27, 2024, VS terminated CEI for default. VS has notified CEI’s bond surety of the second termination and demanded that it perform under the bond. The surety is investigating the claim and its response is expected to be issued in November 2024. If the surety denies the claim, in whole or in part, VS intends to bring performance bond claims against the surety in the AAA Arbitration with CEI.

The Company believes its claims against CEI (and the surety where bond claims are denied) have substantial merit, and intends to prosecute the claims vigorously. However, due to the incipient stage of the litigation and related arbitration, the recency of the termination, and the ongoing status of the proceedings and discussions with the bond surety, as well as the uncertainties involved in all litigation and arbitration, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact, if any, on the Central Valley projects or the Company's business, financial condition or results of operations.
18. Subsequent Events
Certain regulatory changes implemented by the European Union Commission are expected to take effect on November 21, 2024 that will exclude biomethane produced outside of European Union from being certified as eligible to be sold in accordance with the European Union Renewable Energy Directive. As a result, we anticipate that our contracts governing sales of ISCC Carbon Credits will be terminated on or before November 21, 2024. Following such terminations, we expect to continue to earn revenues from sale of electricity generated by these Renewable Power facilities and the associated environmental attributes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL", "we", "us", "our", and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2024. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
The Company is a vertically integrated leader in the capture and conversion of biogas into low carbon intensity renewable natural gas (RNG) and Renewable Power. OPAL Fuels is also a leader in the marketing and distribution of RNG to heavy duty trucking and other hard to de-carbonize industrial sectors. RNG is chemically identical to the natural gas used for cooking, heating homes and fueling natural gas engines, but it is produced by recycling methane emissions created by decaying organic waste. We have participated in the biogas-to-energy industry for over 25 years.
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
As of September 30, 2024, we owned and operated 25 projects, 10 of which are RNG projects and 15 of which are Renewable Power projects. As of that date, our RNG projects in operation had a design capacity of 7.8 million MMBtus per year and our Renewable Power projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction as well as a portfolio of projects in development, with six of our current Renewable Power projects being considered candidates for conversion to RNG projects in the foreseeable future.
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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company relate to the useful lives of property, plant and equipment, the value of stock-based compensation and the fair value of derivatives including earnout liabilities, asset retirement obligations, incremental borrowing rates, percentage of completion for revenue recognition, impairment assessment of goodwill, estimated losses on trade receivables, interest rate swaps and commodity swap contracts. Actual results could differ from those estimates.
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

Subsequent to the reporting period, the Company received notification from its ISCC Carbon Credits marketing firm that certain regulatory changes implemented by the European Union Commission are expected to take effect on November 21, 2024 that will exclude biomethane produced outside of European Union from being certified as eligible to be sold in accordance with the European Union Renewable Energy Directive. As a result, we anticipate that our contracts governing sales of ISCC Carbon Credits will be terminated on or before November 21, 2024. Following such terminations, we expect to earn revenues from these Renewable Power facilities through the existing revenue channels for the sale of renewable electricity and associated RECs to utility providers. The Company continues to explore alternative market opportunities for its Renewable Power segment.
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
Biogas Regulatory Reform Rule
On July 12, 2023, the EPA issued final rule 88 Fed. Reg. 44468 (July 12, 2023) to, in part, implement biogas regulatory reform to the EPA’s Renewable Fuel Standard Program (“RFS”) (the “Biogas Regulatory Reform Rule” or “BRRR”). BRRR significantly changes the method by which RINs are generated from biogas feedstock and how market participants are required to administer RINs.
BRRR requires all parties in the chain of title to biogas, renewable natural gas, and RINs to register with the EPA. By January 1, 2025, all parties must comply with BRRR and only biogas and RNG produced and dispensed under BRRR are eligible for RIN generation.
The Company has timely completed applications for registration under BRRR of its RNG production projects in operations. The Company anticipates receiving EPA registration acceptance for these projects prior to January 1, 2025. There can be no assurance, however, that such approval from EPA will be received by January 1, 2025.
BRRR also requires RNG RIN separators to register with the EPA for each CNG dispensing station. The Company is in the process of registering as RNG RIN separator, for fueling stations that account for approximately 57% of the Company’s CNG dispensing capacity. Wherever the Company is not registered as the RNG RIN separator, it will rely on the owner/operator of the fueling station to perform the role as RNG RIN separator (i.e., separating the RINs and transferring them to the Company for monetization). There can be no assurance that these owners/operators will timely provide the necessary administrative services and transactional data required for the separation and transfer of RINs from these stations. If we are unable to receive RINs from stations representing a material proportion of our dispensing capacity, it would have a material adverse effect on our financial results. Please see Part II, Item 1A: Risk Factors of this Form 10-Q for additional information.
Inflation Reduction Act
The Inflation Reduction Act (the "IRA") was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as ITCs and the PTC. We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations may change if there is a change in the U.S. administration or if government agencies’ authority to interpret federal law is restricted as a result of the Supreme Court’s review of the Chevron doctrine under which federal government agencies have been awarded board authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as a result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.
In November 2023, the Treasury and the IRS proposed regulations regarding ITCs on renewable energy projects where IRS specified certain types of RNG equipment are ineligible for ITCs which could negatively impact the profitability of our RNG business and our ability to finance our RNG projects. In February 2024, the Treasury and the IRS released a correction to the proposed regulations clarifying that certain of such equipment may be eligible for ITCs. These regulations are merely proposed, and Treasury and the IRS are collecting and reviewing comments received regarding the proposed regulations. The proposed regulations also contain provisions that we believe create uncertainty relating to the ownership, installation or modification of equipment and property on which ITCs can be claimed.
If the final regulations are enacted in a form that limits, in whole or in part, the amount of ITCs for certain of our construction costs, this would reduce the amount of ITCs available and thus could have a material adverse effect on our operations and our business.
On September 13, 2024, OPAL Paragon LLC ("OPAL Paragon"), a wholly-owned subsidiary of the Company and owner of 50% of the equity interests of Paragon ("Seller"), entered into a Tax Credit Purchase Agreement ("TCPA") with Apollo Management Holdings, L.P. ("Buyer"). Pursuant to the terms of the TCPA, OPAL Paragon caused the Seller to transfer to the Buyer $11.1 million of tax credits generated by the Seller for a purchase price of $8.9 million, net of fees and expenses. The TCPA contains certain representations, covenants and indemnities of OPAL Paragon with respect to the availability, transferability and sustainability of the tax credits. If the tax credits are disallowed or recaptured from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interests or penalties incurred.
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
•Renewable Power Portfolio. The Renewable Power segment generates Renewable Power and associated Environmental Attributes such as ISCC Carbon Credits and RECs through combustion of biogas from landfills which is then sold to public utilities throughout the United States. Please see Note 18. Subsequent Events to our condensed consolidated financial statements for additional information.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of September 30, 2024 and December 31, 2023. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	September 30, 2024	December 31, 2023
Customer A (1)	35%	40%
Customer B	24%	14%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreement with NextEra.
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	43%	24%	40%	21%
Customer B	14%	14%	14%	14%
Customer C	—%	—%	—%	10%

Results of Operations for the three and nine months ended September 30, 2024 and 2023:
Operational data
The following table summarizes the operational data achieved for the three and nine months ended September 30, 2024 and 2023:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Landfill RNG Facility Capacity and Utilization(1)(2)(3)(4)
Design Capacity (Million MMBtus)	1.7	1.0	4.5	2.8
Volume of Inlet Gas (Million MMBtus)	1.2	0.8	3.3	2.2
Inlet Design Capacity Utilization (%) (2)	72%	81%	75%	78%
RNG Fuel volume produced (Million MMBtus) (1)	1.0	0.7	2.6	1.9
Utilization of Inlet Gas (%) (3)	84%	84%	82%	85%

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
(4) Data not available for the Company's dairy projects, i.e., Sunoma and Biotown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Renewable Power
Nameplate Capacity (MW per hour)(1)	105.8	112.5	105.8	112.5
Nameplate Capacity for the period (Millions MWh) (1)	0.23	0.24	0.70	0.73
Renewable Power produced (Millions MWh)	0.09	0.11	0.27	0.35
Design Capacity Utilization (%) (2)	41%	46%	39%	48%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

RNG Fuel volume produced (Million MMBtus)	1.0	0.6	2.8	1.2
RNG Fuel volume sold (Million GGEs)	19.6	10.9	54.7	30.3
Total volume delivered (Million GGEs)	38.7	33.1	110.3	98.0
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of September 30, 2024:

	OPAL's Share of Design capacity (MMBtus per year) (1)	Source of biogas	Ownership (2)	Expected Commercial Operation Date (5)
RNG projects in operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
Sapphire (2)	796,284	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	48,573	Dairy	10%	N/A
Sunoma (3)	192,350	Dairy	90%	N/A
Prince William (4)	1,725,282	LFG	100%	N/A
Sub total	7,765,807

RNG projects in construction:
Hilltop (6)	255,500	Dairy	100%	See Footnote 6
Vander Schaaf (6)	255,500	Dairy	100%	See Footnote 6
Burlington (7)	459,900	LFG	50%	See Footnote 7
Atlantic (2)	331,785	LFG	50%	Third quarter 2025
Cottonwood (7)	664,884	LFG	100%	See Footnote 7
Polk County (8)	1,060,000	LFG	100%	Fourth quarter 2024
Sub total	3,027,569

Total	10,793,376
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
(6) Please see Part II, Item 1: Legal Proceedings and Note 17 - Commitments and Contingencies to the financial statements.
(7) The construction of the Cottonwood and Burlington projects began in the second and third quarters of 2024, respectively, and is expected to be completed on a time frame consistent with our other RNG projects - approximately 18-20 months.
(8) The Polk County project began commercial operation sin October 2024.
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
(4) Construction of the Fall River project has been delayed due to permitting issues.
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2024	2023			2024	2023
Revenues:
RNG Fuel	$25,864	$20,088	$5,776	29%	$63,036	$37,468	$25,568	68%
Fuel Station Services	45,395	37,305	8,090	22%	121,794	88,089	33,705	38%
Renewable Power	12,788	13,708	(920)	(7)%	35,119	43,543	(8,424)	(19)%
Total revenues	84,047	71,101	12,946	18%	219,949	169,100	50,849	30%
Operating expenses:
Cost of sales - RNG Fuel	9,985	8,243	(1,742)	(21)%	26,644	22,396	(4,248)	(19)%
Cost of sales - Fuel Station Services	33,609	31,887	(1,722)	(5)%	94,882	79,655	(15,227)	(19)%
Cost of sales - Renewable Power	7,774	11,112	3,338	30%	25,931	28,251	2,320	8%
Project development and startup costs	6,803	974	(5,829)	(598)%	10,523	3,972	(6,551)	(165)%
Selling, general, and administrative	12,692	13,273	581	4%	39,552	39,664	112	—%
Depreciation, amortization, and accretion	4,697	3,739	(958)	(26)%	12,677	10,934	(1,743)	(16)%
Income from equity method investments	(3,822)	(1,726)	2,096	121%	(11,828)	(1,433)	10,395	725%
Total expenses	71,738	67,502	(4,236)	6%	198,381	183,439	(14,942)	(8)%
Operating income (loss)	12,309	3,599	8,710	242%	21,568	(14,339)	35,907	250%
Other income (expense)
Interest and financing expense, net	(5,026)	(2,885)	(2,141)	(74)%	(13,976)	(4,482)	(9,494)	(212)%
Loss on debt extinguishment	—	(953)	953	100%	—	(2,848)	2,848	100%
Change in fair value of derivative instruments, net	278	(138)	416	301%	1,457	4,955	(3,498)	(71)%
Other income	640	604	36	6%	1,737	123,645	(121,908)	(99)%
Net income (loss) before provision for income taxes	8,201	227	7,974	3513%	10,786	106,931	(96,145)	(90)%
Income tax benefit	(8,906)	—	8,906	100%	(8,906)	—	8,906	100%
Net income	17,107	227	16,880	7436%	19,692	106,931	(87,239)	(82)%
Net income attributable to redeemable non-controlling interests	11,998	(2,104)	14,102	670%	9,618	83,123	(73,505)	(88)%
Net income (loss) attributable to non-redeemable non-controlling interests	130	(51)	181	355%	328	(531)	859	162%
Paid-in-kind preferred dividends	2,617	2,782	(165)	(6)%	7,853	8,394	(541)	(6)%
Net (loss) income attributable to Class A common stockholders	2,362	(400)	2,762	691%	1,893	15,945	(14,052)	(88)%

Revenues

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
RNG Fuel
Brown gas sales	$1,115	$972	$143	$3,023	$3,403	$(380)
Environmental Attributes (1)	24,408	19,116	5,292	58,968	34,065	24,903
Other	341	—	341	1,045	—	1,045
Total RNG Fuel	25,864	20,088	5,776	63,036	37,468	25,568
Fuel Station Services
OPAL owned stations	8,025	4,895	3,130	19,194	13,421	5,773
RNG marketing (1)	20,613	11,956	8,657	55,155	21,728	33,427
Third party station service and maintenance	6,399	5,270	1,129	17,591	15,489	2,102
Construction	10,358	15,184	(4,826)	29,854	37,451	(7,597)
Total Fuel Station Services	45,395	37,305	8,090	121,794	88,089	33,705
Renewable Power
Electricity sales	$7,326	$9,170	$(1,844)	$20,712	$27,760	$(7,048)
Environmental Attributes (2)	5,462	4,538	924	14,407	15,783	(1,376)
Total Renewable Power	12,788	13,708	(920)	35,119	43,543	(8,424)

Total Revenues	$84,047	$71,101	$12,946	$219,949	$169,100	$50,849
(1) Revenues from Environmental Attributes in the RNG Fuel segment relate to revenues earned from sales of RINs and LCFSs. Revenues from RNG marketing in the Fuel Station Services segment relate to fees associated with generation and sales of RINs and LCFSs.
(2) Revenues from Environmental Attributes in the Renewable Power segment include revenues earned from sales of ISCC Carbon Credits and RECs.Please see Note 18. Subsequent Events to our condensed consolidated financial statements for additional information.
RNG Fuel
Revenue from RNG Fuel increased by $5.8 million or 29% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to a $2.9 million increase from higher volume of sales of RINs, $1.4 million increase from higher volume of LCFSs sales, a $0.9 million increase from higher RIN pricing, and a $0.4 million increase from management fee revenues.
Revenue from RNG Fuel increased by $25.6 million or 68% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to an $11.4 million increase from higher volumes of RINs sold as the Company made a decision to hold the RINs as inventory at hand in 2023, an $8.8 million increase due to higher RIN pricing after the EPA Set Rule was finalized in the second half of 2023, a $4.5 million increase from the sale of LCFSs, and a $0.9 million increase in management fees earned from providing services to equity method entities, partially offset by a $0.4 million decrease in brown gas sales due to lower volumes and pricing.
Fuel Station Services
Revenue from Fuel Station Services increased by $8.1 million, or 22%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to an increase in revenues from RIN and LCFS minting services of $3.9 million from higher volumes (Emerald ramp-up, Biotown), a $3.6 million increase in third party RIN sales due to increases in volumes and RIN pricing, a $1.1 million increase in third party sales of LCFSs, an increase of $3.1 million in brown gas sales due to increases in price and volumes, a $1.1 million increase from service revenues, partially offset by a $4.8 million decrease in construction revenues.
Revenue from Fuel Station Services increased by $33.7 million, or 38%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to an increase in revenues from RIN and LCFS minting services of $14.6 million from higher volumes from new supply from facilities coming online (Biotown, Emerald), a $17 million increase in third party RIN sales due to increases in volumes and RIN pricing, a $1.8 million increase in third party sales of LCFSs, an increase of $5.8 million in brown gas sales due to increases in price volumes, $2.1 million increase from service revenues offset by decrease in construction revenues of $7.6 million.
Renewable Power
Revenue from Renewable Power decreased by $0.9 million, or 7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to loss of revenues of $0.9 million from the conversion of two of our Renewable Power facilities into RNG facilities, $1.0 million from decrease in electricity pricing year over year, which is partially offset by an $0.9 million increase in revenues from sale of ISCC carbon credits.
Revenue from Renewable Power decreased by $8.4 million, or 19%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was attributable primarily to loss of revenues of $7.1 million from the conversion of two of our Renewable facilities into RNG facilities and planned shut down of one of our facilities and $1.4 million of lower revenues from sale of ISCC Carbon Credits and RECs.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $1.7 million, or 21%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to Prince William coming online in second quarter of 2024.
Cost of sales from RNG Fuel increased by $4.2 million, or 19%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to a $0.8 million increase from royalties on higher environmental credit sales and $3.6 million from Prince William coming online in second quarter of 2024.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $1.7 million, or 5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to an increase of $4.9 million in higher dispensing fees due to higher environmental credit sales, $1.7 million in FPA tolling expense offset by savings of $4.6 million in equipment, parts and construction costs, which are in line with the decrease in construction revenues.
Cost of sales from Fuel Station Services increased by $15.2 million, or 19%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to an increase of $20.4 million in higher dispensing fees due to higher environmental credit sales, $2.6 million in FPA tolling expense offset by savings of $8.4 million in equipment, parts and construction costs, in line with the decrease in construction revenues.
Renewable Power
Cost of sales from Renewable Power decreased by $3.3 million, or 30%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to decrease of $1.5 million from conversion of two Renewable Power facilities to RNG facilities, $1.1 million in utilities, $1.3 million in major maintenance expenses offset by higher royalty expense of $0.4 million.
Cost of sales from Renewable Power decreased by $2.3 million, or 8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to $3.7 million savings from conversion of two of our Renewable Power facilities into RNG facilities offset by higher royalty expense of $1.1 million.
Project development and startup costs.
Project development and startup costs increased by $5.8 million, or 598%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to virtual pipeline costs for Prince William and ITC transaction related expenses.
Project development and startup costs increased by $6.6 million, or 165%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to virtual pipeline costs for Prince William and ITC transaction related expenses.

Selling, general, and administrative
Selling, general, and administrative expenses decreased by a total of $0.6 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to decrease in cash and stock based compensation expense.
Selling, general, and administrative expenses remained flat for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion increased by a total of $1.0 million, or 26%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to depreciation expense on Prince William which became operational in the second quarter of 2024.
Depreciation, amortization, and accretion increased by a total of $1.7 million, or 16%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to depreciation expense on Prince William which became operational in the second quarter of 2024.
Income from equity method investments
Net income attributable to equity method investments increased by $2.1 million, or 121%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily attributable to Emerald coming online in the second half of 2023.
Net income attributable to equity method investments increased by $10.4 million or 725% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily attributable to Emerald coming online in the second half of 2023 and higher net income from Pine and Noble Road.
Interest and financing expense, net
Interest and financing expenses, net increased by $2.1 million, or 74%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to an increase of 2.4 million in interest expense on the OPAL Term Loan due after the refinancing in third quarter of 2023 resulting in higher borrowing and lower capitalized interest and decrease in interest income of $0.1 million offset by savings of $0.4 million on Convertible Note Payable as it was repaid in September 2023.
Interest and financing expenses, net increased by $9.5 million, or 212%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to an increase of $8.7 million in interest expense on the OPAL Term Loan due after the refinancing in third quarter of 2023 resulting in higher outstanding debt balance and lower capitalized interest, a $1.6 million increase in commitment fees and other fees, an $0.4 million increase in interest on finance leases and amortization of deferred financing costs, $0.9 million of lower interest income offset by savings of $1.6 million of interest on Convertible Note Payable which was repaid in full in the third quarter of 2023 and savings of $0.3 million of interest on the Senior Secured Credit Facility as the loan was repaid in full in first quarter of 2023.
Loss on debt extinguishment
On May 30, 2023, OPAL Intermediate Holdco 2 assigned to Paragon its rights and obligations under the OPAL Term Loan II. The joint venture partner of Paragon reimbursed the Company $826 as its portion of the transaction costs incurred.
The Company expensed the remaining deferred financing costs of $1,895 as loss on debt extinguishment in its condensed consolidated statement of operations for the three and nine months ended September 30, 2023. Additionally, the Company completed a debt restructuring of the OPAL Term Loan in third quarter of 2023 which was accounted for as a debt modification and the Company recorded a loss on debt extinguishment of $953. There was no loss on debt extinguishment for the three and nine months ended September 30, 2024.

Change in fair value of derivatives, net
Change in fair value of derivatives, net increased by $0.4 million, or 301%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to change in fair value of earnout liabilities.
Change in fair value of derivatives, net decreased by $3.5 million, or 71%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily attributable to $4.5 million lower gain on earnout liabilities year over year, an $0.8 million gain recorded on termination of interest rate swaps in 2023 offset by $0.3 million of lower loss on a put option.
Other income
Other income remained flat for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Other income decreased by $121.9 million, or 99%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily attributable to $122.9 million gain recorded on deconsolidation of VIEs in 2023, offset by $0.6 million higher gain on transfer of non-financial assets to a vendor, and $0.3 million lower loss on warrant exchange compared to prior year.
Income tax benefit
Income tax benefit increased by $8.9 million or 100% for three months ended September 30, 2024 compared to the three months ended September 30, 2023. This is primarily due to receipt of $8.9 million of net proceeds from sale of ITC credits to a counter party in the third quarter of 2024.
Income tax benefit increased by $8.9 million or 100% for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This is primarily due to receipt of $8.9 million of net proceeds from sale of ITC credits to a counter party in the third quarter of 2024.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests increased by $14.1 million, or 670%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The net income for the three months ended September 30, 2024 and 2023 reflects the portion of earnings belonging to OPAL Fuels equity holders. The decrease is primarily attributable to lower net income in the current period compared to the same prior-year period.
Net income attributable to redeemable non-controlling interests decreased by $73.5 million, or 88%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, and reflects the portion of earnings belonging to OPAL Fuels equity holders. The decrease is primarily attributable to lower net income in the current period compared to the same prior-year period.
Net income (loss) attributable to non-redeemable non-controlling interests
Net income (loss) attributable to non-redeemable non-controlling interests increased by $0.2 million, or 355%, for the three months ended September 30, 2024 compared to three months ended September 30, 2023. This reflects the joint venture partners' income (loss) in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the three months ended September 30, 2024 were Sunoma and Central Valley. The entities for the three months ended September 30, 2023 were Sunoma and Central Valley. The increase was primarily attributable to higher net income earned by Sunoma.
Net income (loss) attributable to non-redeemable non-controlling interests for the nine months ended September 30, 2024 increased by $0.9 million or 162%, compared to nine months ended September 30, 2023. This reflects the joint venture partners' income (loss) in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the nine months ended September 30, 2024 were Sunoma and Central Valley. The entities for the nine months ended September 30, 2023 included Sunoma and Central Valley for the full nine months and Emerald and Sapphire up to May 30, 2023. The increase was primarily attributable to higher net income earned by Sunoma and lower net loss upon deconsolidation of Emerald and Sapphire in May 2023.

Dividends on redeemable preferred non-controlling interests
Dividends on Redeemable preferred non-controlling interests decreased by $0.2 million for the three months ended September 30, 2024 compared to three months ended September 30, 2023. They carry an 8% dividend payable quarterly. This decrease is primarily due to lower interest accrued on paid-in-kind interest in the current period compared to the same prior-year period as the dividends are being paid quarterly instead of being paid-in-kind.
Dividends on Redeemable preferred non-controlling interests decreased by $0.5 million for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. They carry an 8% dividend payable quarterly. This decrease is primarily due to lower interest accrued on paid-in-kind interest in the current period compared to the same prior-year period as the dividends are being paid quarterly instead of being paid-in-kind.
Liquidity and Capital Resources
Liquidity
As of September 30, 2024, our liquidity consisted of cash and cash equivalents including restricted cash of $24.2 million and short term investments of $10.7 million.. Additionally, we have availability of $218.4 million under the delayed draw term loan and $35.9 million under the revolver facility under the OPAL Term Loan.
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
As of September 30, 2024, we had total indebtedness excluding deferred financing costs of $252.9 million in principal amount which consists of $231.6 million under the OPAL Term Loan and $21.3 million under Sunoma Loan.
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
Cash Flows
The following table presents the Company's cash flows for the nine months ended months ended September 30, 2024 and 2023:

	Nine months Ended September 30,
(in thousands)	2024	2023
Net cash provided by from operating activities	$31,917	$4,827
Net cash used in from investing activities	(86,546)	(44,918)
Net cash used in provided by from financing activities	31,581	(15,542)
Net decrease in cash, restricted cash, and cash equivalents	$(23,048)	$(55,633)

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $31.9 million, an increase of $27.1 million compared to $4.8 million for the nine months ended September 30, 2023. The increase in cash provided by operating activities was attributable to higher operating income year over year driven by increase in revenues, increase of $13.6 million from distributions from equity method investments offset by negative working capital changes of $11.6 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $86.5 million, an increase of $41.6 million compared to the $44.9 million used in investing activities for the nine months ended September 30, 2023. This was primarily driven by decrease in cash invested in short term investments of $47.7 million, a $11.6 million decrease in distributions from equity method investments ($13.6 million recorded as part of cash flows from operating activities), $13.0 million in contributions to equity method investments offset by a decrease in cash from deconsolidation of VIEs of $11.9 million in 2023, and lower payments made for the construction of various RNG generation and dispensing facilities of $19.4 million in 2024 compared to 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $31.6 million, an increase of $47.1 million compared to the net cash used in financing activities of $15.5 million for the nine months ended September 30, 2023. This increase was primarily driven by a $45.0 million increase in proceeds from the OPAL Term Loan in 2024, increase of $16.4 million paid on termination of put options in 2023, an increase of $16.6 million in payments of preferred dividends in 2023, offset by decrease of $4.0 million in proceeds and repayments, net, on the Senior Secured Facility and the OPAL Term Loan facilities in 2023, decrease due to $1.2 million in repayment on the Sunoma Loan in 2024, decrease due to $0.6 million in taxes paid on vesting of equity awards in 2024, decrease of $10.5 million in payments of preferred dividends in 2024, a decrease in proceeds from non-controlling interests of $12.8 million in 2023, and a decrease of $0.8 million in reimbursement of financing costs by a joint venture partner in 2023.
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
As of September 30, 2024, we anticipate spending approximately $208.8 million in capital expenditures for the next 12 months for projects and fuel stations currently under construction and our share of contributions in our equity method investment projects. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
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
Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of September 30, 2024, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Changes in Internal Controls over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On January 5, 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; California Superior Court, County of San Joaquin; Action No. STK-CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims, AAA Case No. 01-24-0000-0775. The Superior Court Action will be stayed, pending an award in the AAA proceeding. The AAA proceeding has been set for hearing in January 2026. The Company and CEI and have each nominated one arbitrator (each, a “Party-selected Arbitrator”) and a third arbitrator was appointed by the Party-selected Arbitrators to chair the panel. As a result of the procedural status of these matters, discovery has only recently commenced.
The EPC Contract requires that CEI continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. On June 26, 2024, MD issued a Notice of Default and Demand to Cure to CEI. CEI failed to do so, and on July 30, 2024, MD terminated CEI for default. MD notified CEI’s bond surety of the termination and demanded that it perform under the bond. The surety has recently denied the claim. MD intends to bring performance bond claims against the surety in the AAA proceeding.
On July 11, 2024, VS issued a Notice of Default and Demand to Cure, advising CEI of its defaults and giving it an opportunity to cure. CEI failed to do so, and on August 27, 2024, VS terminated CEI for default. VS has notified CEI’s bond surety of the second termination and demanded that it perform under the bond. The surety is investigating the claim and its response is expected to be issued in November 2024. If the surety denies the claim, in whole or in part, VS intends to bring performance bond claims against the surety in the AAA proceeding.
The Company believes its claims against CEI have substantial merit, and intends to prosecute its claims vigorously. However, due to the incipient stage of the litigation and related arbitration, the recency of the termination, and the proceedings with the bond surety, as well as the uncertainties involved in all litigation and arbitration, the Company does not believe it is reasonably estimable at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact, if any, on the Central Valley projects or the Company's business, financial condition or results of operations.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
We are required to implement programs to comply with the Biogas Regulatory Reform Rule and our failure to do so could have an adverse effect on our financial results.
On July 12, 2023, the EPA issued final rule 88 Fed. Reg. 44468 (July 12, 2023) to, in part, implement biogas regulatory reform to the EPA’s Renewable Fuel Standard Program (“RFS”) (the “Biogas Regulatory Reform Rule” or “BRRR”). BRRR significantly changes the method by which RINs are generated from biogas feedstock and how market participants are required to administer RINs.
BRRR requires all parties in the chain of title to biogas, renewable natural gas, and RINs to register with the EPA. By January 1, 2025, all parties must comply with BRRR and only biogas and RNG produced and dispensed under BRRR are eligible for RIN generation.
The Company has timely completed applications for registration under BRRR of its RNG production projects in operations. The Company anticipates receiving EPA registration acceptance for these projects prior to January 1, 2025. There can be no assurance, however, that such approval from EPA will be received by January 1, 2025.
BRRR also requires RNG RIN separators to register with the EPA for each CNG dispensing station. The Company is in the process of registering as RNG RIN separator, for fueling stations that account for approximately 57% of the Company’s CNG dispensing capacity. Wherever the Company is not registered as the RNG RIN separator, it will rely on the owner/operator of the fueling station to perform the role as RNG RIN separator (i.e., separating the RINs and transferring them to the Company for monetization). There can be no assurance that these owners/operators will timely provide the necessary administrative services and transactional data required for the separation and transfer of RINs from these stations. If we are unable to receive RINs from stations representing a material proportion of our dispensing capacity, it would have a material adverse effect on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2*	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
10.1*+#	Tax Credit Purchase Agreement, dated September 13, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 19, 2024).
10.2*	Guaranty, dated September 13, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 19, 2024).
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
+
Certain of the schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request

#	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2024

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Scott Contino
Name:	Scott Contino
Title:	Interim Chief Financial Officer