Form 10-K
period 2024-12-31
OPAL Fuels Inc.
filed 2025-03-17
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Registrant's telephone number, including area code: (914) 705-4000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $107,075,893 based on the closing price of the registrant's Class A common stock on The Nasdaq Capital Market on that date.

As of March 13, 2025, a total of 28,429,477 shares of Class A common stock, par value $0.0001 per share, 71,500,000 shares of Class B common stock, par value $0.0001 per share and 72,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

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

3

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
•Our ability to grow and manage growth profitably, and maintain relationships with customers and suppliers;

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

•our ability to issue and sell equity or equity-linked securities or obtain or amend debt financing;

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

PART I
ITEM 1. BUSINESS
OPAL Fuels Inc. (including its subsidiaries, the “Company,” “OPAL,” “we,” “us” or “our”) is a vertically integrated leader in the capture and conversion of biogas into low carbon intensity renewable natural gas ("RNG") and Renewable Power. OPAL Fuels is also a leader in the marketing and distribution of RNG to heavy duty trucking and other hard to de-carbonize industrial sectors. RNG is chemically identical to the natural gas used for cooking, heating homes and fueling natural gas engines, with one significant difference: RNG is produced by recycling methane emissions created by decaying organic waste as opposed to natural gas which is a fossil fuel pumped from the ground. We have participated in the biogas-to-energy industry for over 20 years.
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
We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. We have participated in the alternative vehicle fuels industry for over a decade and have established an expanding network of Fueling Stations for dispensing RNG. In addition, we have recently begun implementing design, development, and construction services for hydrogen fueling stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.
Our Strategy
We aim to maintain and grow our position as a leading producer and dispenser of RNG in the United States and a leading provider of RNG to the heavy and medium-duty commercial vehicle market in the U.S. We support these objectives through a multi-pronged strategy of:
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
•Expanding our industry position as a full-service partner for development opportunities, including through strategic transactions: Throughout our over twenty years of biogas conversion experience, we have developed the full range of biogas conversion project related capabilities from landfill gas collection system expertise, to engineering, construction, management and operations, through environmental health and safety ("EHS") oversight and Environmental Attributes management. Our full suite of capabilities allows us to serve as a multi-project partner, including through strategic transactions.
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
•Empowering our customers to achieve their sustainability and carbon reduction objectives: We are well positioned to empower our customers to achieve their sustainability and carbon reduction goals, by, for example, reducing GHG emissions from their commercial transportation activities, at a cost to customers that is competitive to other fuels, like diesel. We also assist our customers in their transition to cleaner transportation fuels by helping them obtain federal, state and local tax credits, grants and incentives, vehicle financing, and facilitating customer selection of vehicle specifications to meet their needs.
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
Nature of Business
Capture and Conversion Business
We typically secure our Biogas Conversion Projects through a combination of long-term gas rights, manure supply agreements and property lease agreements with biogas site hosts. Our Biogas Conversion Projects provide our landfill and dairy farm partners with a variety of benefits, including (i) a means to monetize biogas from their sites, (ii) regulatory compliance for landfills, (iii) a source of environmentally beneficial waste management practices for dairy farms and (iv) a valuable revenue stream. Once we have negotiated gas rights or manure supply agreements, we then design, develop, build, own and operate facilities that convert the biogas into RNG or use the processed biogas to produce Renewable Power. We sell the RNG produced by the Biogas Conversion Projects through RNG marketing and dispensing agreements and generate associated Environmental Attributes. These Environmental Attributes are then sold to obligated parties as defined under the RFS promulgated by the U.S. federal government and Low Carbon Fuel Standard Programs established by several states. We also sell Renewable Power to public utilities through power purchase agreements.
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
Our current Biogas Conversion Projects generate RNG from landfill sites and dairy farms. We view the acquisition of new landfill gas, dairy farm, and other biogas waste projects as significant opportunities for us to expand our RNG business, complementing the ongoing conversion of certain of our existing Renewable Power plants to RNG production facilities. We believe our business is scalable and will continue to support growth through development and acquisitions.
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
During 2024, we dispensed 74 million gasoline gallon equivalent ("GGEs") of RNG to the transportation market, generating corresponding Environmental Attributes, utilizing our current network of Fueling Stations across the United States.
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
A basic biogas processing plant includes: (i) a moisture removal system, (ii) blowers to provide a vacuum to “pull” the gas and pressure to convey the gas and (iii) a flare for destroying unutilized gas. System operators monitor parameters to maximize system efficiency. Using biogas in a Renewable Power facility usually requires some treatment of the landfill gas to remove excess moisture, particulates, and other impurities. The type and extent of treatment depends on site-specific biogas characteristics and the type of Renewable Power facility. This partially cleaned biogas can be burned on-site to generate Renewable Power which can be immediately used or deployed into the grid. To further upgrade the gas to pipeline quality RNG, the partially treated biogas then goes through a process that separates carbon dioxide from the methane molecules. Further treatment of the biogas is often required to remove residual nitrogen and/or oxygen to meet pipeline specifications.
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
Using proven biogas purification technology, biogas can be processed on-site to remove impurities, and used at around 50% methane to generate Renewable Power. Biogas can be further processed and upgraded to remove carbon dioxide as well as remaining contaminants to increase the methane content and reach pipeline quality specifications, creating RNG. The resulting RNG can be used for all purposes suitable for traditional fossil fuel-based natural gas such as vehicle fuel (e.g., for consumer, industrial and transportation uses, or further converted to renewable hydrogen). RNG can be transported using existing natural gas pipeline infrastructure or through tube trailers. This is an important factor that enables OPAL to design, develop and operate RNG projects to generate value from production of RNG and the associated Environmental Attributes (i.e., RINs and LCFS credits) throughout the United States and exported to international markets.
Overview of Livestock Sources
Livestock is the top agricultural source of GHG worldwide, according to the EPA. Livestock waste, particularly from dairies, produces methane that can be converted to RNG and sold as RNG for consumer, industrial and transportation uses, or further converted to renewable hydrogen. When RNG is produced from livestock waste and used as a vehicle fuel, it effectively reduces emissions from the transportation fleets and also from the livestock facilities that otherwise do not have to collect such methane and is often considered carbon negative. Additionally, revenues generated from dispensing RNG produced from livestock farms can be significantly higher than dispensing revenue from RNG produced from landfills due to state-level low-carbon fuel incentives for these projects.
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
While LFG has accounted for most of the growth in Biogas Conversion Projects to date, we believe additional economically viable LFG project opportunities exist. According to the EPA LMOP project database, as of July 2023, there were 532 LFG projects in operation in the United States, including 359 operating LFG-to-electricity projects that may be converted to produce RNG as well as 470 additional candidate landfills. Based on EPA data, these 470 candidate landfills have the potential to collect a combined 343 million standard cubic feet of LFG per day. Based on our industry experience, technical knowledge and analysis we believe many of these sites are potentially economically viable for RNG project acquisitions.
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
LCFS programs are attractive because LCFS credits can be additive to RINs. In California, the most established program, the LCFS program is administered by CARB, which sets annual CI standards. Fuel producers in the transportation fuel pool that have lower CI scores than the target established by the California Air Resources Board generate LCFS credits, and those with higher CI scores than the annual standard will generate deficits. A fuel producer with deficits must have enough LCFS credits through either generation or acquisitions to be in annual compliance with the annual standard. We are poised to take advantage of these LCFS programs because RNG from dairies has very low or negative CI, and therefore generates valuable credits in states with LCFS programs.
Currently, it is estimated that RNG production in the United States can only cover about 1.5% of the U.S. heavy- and medium-duty vehicles fuel market. RNG production is projected to increase by 2027, bringing the RNG industry share to as much as 2.5%. Although it is likely that utilities and other consumers will compete with the vehicle fuel market to acquire such RNG, we believe there is adequate potential to continue placing RNG volumes into the transportation market. The legislated D3 RIN requirements are many multiples of current industry production. The EPA sets an RVO each year generally in excess of what the industry is expected to produce but well below the statutory requirement. The EPA has sharply increased the required volume of the D3 RINs in recent years, with the current D3 RIN RVO level encouraging growth in the industry.
Economic Benefits Incentivize Switching to RNG
RNG vehicles, especially heavy- and medium-duty commercial vehicles, not only have a lower cost of ownership than similar vehicles running on diesel, they also have a lower cost of ownership than their renewable energy peers, especially hydrogen and battery electric vehicles, assuming expected D3 RINs and LCFS pricing. This comparative advantage creates significant economic incentives for heavy and medium-duty commercial vehicle owners to favor RNG.
Our Projects
As of December 31, 2024, we owned and operated 26 projects, 11 of which are RNG projects and 15 of which are Renewable Power projects. As of that date, our RNG projects in operation had a design capacity of 8.8 million MMBtus per year and our Renewable Power projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction as well as a portfolio of projects in development, with six of our current Renewable Power projects being considered candidates for conversion to RNG projects in the foreseeable future.
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (4)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
Sapphire (2)	796,284	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	43,750	Dairy	10%	N/A
Sunoma (3)	176,297	Dairy	90%	N/A
Prince William	1,725,282	LFG	100%	N/A
Polk County (7)	1,060,000	LFG	100%	N/A
Total	8,804,931

RNG Projects in Construction:
Hilltop (5)	255,500	Dairy	100%	(5)
Vander Schaaf (5)	255,500	Dairy	100%	(5)
Burlington (6)	459,900	LFG	50%	(6)
Atlantic (2)	331,785	LFG	50%	Third quarter 2025
Cottonwood (6)	664,884	LFG	100%	(6)
Kirby Canyon (6)	663,570	LFG	100%	(6)
Total	2,631,139
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
(4) Expected Commercial Operation Date (“COD”) for commencement of the RNG projects in construction is based on the Company’s estimate as of the date of this report. CODs are estimates and are subject to change as a result of, among other factors out of the Company’s control: (i) regulatory/permitting approval timing, (ii) disruption in supply chains and (iii) construction timing.
(5) Please see Part I, Item 3: Legal Proceedings and Note 17 - Commitments and Contingencies to the financial statements.
(6) The construction of the Cottonwood, Burlington and Kirby Canyon projects began in the second, third and fourth quarters of 2024, respectively.
(7) The Polk County project began commercial operations in October 2024.
Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	Current RNG conversion candidate (2)
Renewable Power projects in operation:
Sycamore	5.2	Yes
Lopez	3.0	—
Miramar Energy	3.2	Yes
San Marcos	1.8	—
Santa Cruz	1.6	—
San Diego - Miramar	6.5	Yes
West Covina	6.5	—
Port Charlotte	2.9	—
Taunton	3.6	—
Arbor Hills (3)	28.9	N/A
C&C	6.3	Yes
Albany	5.9	—
Concord and CMS	14.4	Yes
Pioneer	8.0	—
Richmond (previously "Old Dominion")	8.0	Yes
Total	105.8
Renewable Power projects in construction:
Fall River (4)	2.4	—
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
Competition
Our primary competition is from other companies or solutions for access to biogas from waste. Evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape and our relative ability to continue to generate revenues and cash flows. We believe based on (i) our status as one of the largest operators of LFG-to-RNG projects, (ii) our over 20-year track record of operating and developing projects, (iii) our vertically integrated business platform, (iv) our deep relationships with some of the largest landfill owners and (v) our relationships with dairy producers in the country, we are well-positioned to continue to operate and grow our portfolio and respond to competitive pressures. We have demonstrated a track record of strategic flexibility over our greater than 20-year history which has allowed us to pivot towards projects and markets that we believe deliver optimal returns and shareholder value in response to changes in market, regulatory and competitive pressures.
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
Qualifying Facilities
The Public Utility Regulatory Policies Act established a class of generating facilities that would receive special rate and regulatory treatment ("QFs"). There are two categories of QFs: qualifying small power production facilities and qualifying cogeneration facilities. A small power production facility is a generating facility of 80 MW or less whose primary energy source is hydro, wind, solar, biomass, waste, or geothermal. A cogeneration facility is a generating facility that produces electricity and another form of useful thermal energy (such as heat or steam) in a way that is more efficient than the separate production of both forms of energy. QFs are generally subject to reduced regulatory requirements. Small power production facilities up to 20 MW and “eligible” facilities as defined by section 3(17)(E) of the Federal Power Act are exempt from rate regulation under Sections 205 and 206 of the Federal Power Act.
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
The Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as ITCs and the Production Tax Credit (the "PTC"). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations under the new U.S. administration or if government agencies’ authority to interpret federal law is restricted as a result of the Supreme Court’s review of the Chevron doctrine under which federal government agencies have been awarded broad authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects. Similarly, recent presidential executive orders directing the review and potential termination of funds appropriated through the IRA are also creating uncertainty of whether these financial incentives could be reduced or repealed in the future.
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
Facilities
Our corporate headquarters are located in White Plains, New York, where we occupy approximately 13,600 square feet of shared office space with Fortistar pursuant to an Administrative Services Agreement. We believe this office space is adequate for our needs for the immediate future and that, should it be necessary, we can lease additional space to accommodate any future growth.
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
Human Capital
As of December 31, 2024, we had approximately 1 part-time employee and 341 full-time employees, nearly all of whom are located in the United States. Our employee work force consists of field operations personnel as well as office-based employees. None of our employees are subject to a collective bargaining agreement or a labor union and we believe we have a good relationship with our employees. We value a diverse workforce. We are committed to a culture of integrity, inclusivity, and excellence. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.
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
“ArcLight” refers to ArcLight Clean Transition Corp. II, a blank check company incorporated as a Cayman Islands exempt company, and our previous name prior to the closing of the Business Combination.
“Business Combination” refers to the transactions contemplated by the Business Combination Agreement dated as of December 2, 2021 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among ArcLight, OPAL Fuels and OPAL Holdco.
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

“CI” refers to carbon intensity.
“CNG” refers to compressed natural gas.
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

ITEM 1A. RISK FACTORS
Risks Related to Our Business
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
We are dependent on vehicle and engine manufacturers to succeed in our target RNG fuel dispensing markets, and we have no influence or control over their activities. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their product lines for a variety of reasons, including, without limitation, as a result of the adoption of governmental policies or programs such as the rules adopted by the California Air Resources Board on June 25, 2020 requiring the sale of zero-emission heavy-duty trucks and Executive Order N-79-20 issued by the Governor of the State of California in September 2020. The supply of engines or vehicle product lines by these vehicle and engine manufacturers may also be disrupted due to delays, restrictions or other business impacts related to supply chain disruptions, crises or other developments. The limited production of engines and vehicles that run on natural gas increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value. These factors may also contribute to operator reluctance to convert their vehicles to be compatible with natural gas fuel.
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
A significant portion of our revenues comes from the sale of Environmental Attributes, which exist because of legal and governmental regulatory requirements. A change in law or in governmental policies concerning renewable fuels, landfill or animal waste site biogas or the sale of Environmental Attributes could be expected to affect the market for, and the pricing of, the Environmental Attributes that we can generate through production at our Biogas Conversion Projects. A reduction in the prices we receive for Environmental Attributes, or a reduction in demand for them, whether through market forces generally, through the actions of market participants generally, or through the consolidation or elimination of participants competing in the market for the purchase and retirement of Environmental Attributes, could have a material adverse effect on our results of operations. The current regulatory regime also creates uncertainty related to the future market for such Environmental Attributes and this could have an adverse effect on the earnings we generate from such attributes.
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
Long-term Renewable Power and RNG prices may fluctuate substantially due to factors outside of our control. The price of Renewable Power and RNG can vary significantly for many reasons, including: (i) increases and decreases in generation capacity in our markets; (ii) changes in power transmission or fuel transportation capacity constraints or inefficiencies; (iii) power supply disruptions; (iv) weather conditions; (v) seasonal fluctuations; (vi) changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices; (vii) development of new fuels or new technologies for the production of power; (viii) federal and state regulations; and (ix) actions of the ISOs and RTOs that control and administer regional power markets.
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
•substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, such as those related to engineering and environmental problems, inclement weather, inflationary pressures on materials and labor, and supply chain and labor disruptions that may result due to recent regulatory changes or otherwise;
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
If we are unable to obtain an adequate supply of RNG through a combination of Biogas Conversion Project production and supplies from third party RNG producers, we may be forced to pay a financial penalty under such contracts, including under a purchase and sale agreement under which we market a substantial majority of our Environmental Attributes through NextEra Energy Marketing, LLC (“NextEra”). Even if we are able to produce and obtain an adequate supply of RNG to satisfy the quantity requirements of our counterparties, RNG and the associated Environmental Attributes must also meet or exceed quality standards. If we and our third party suppliers are unable to meet applicable quality standards, through one or more of the factors discussed above or otherwise, we could be subject to financial penalties under such contracts.
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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our Class A common stock.
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of year-end. We are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
We have identified and remediated control deficiencies in the past, and we cannot assure you that we will at all times in the future be able to report that our internal controls are effective. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Our failure to maintain the effective internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline. In addition, we may not be able to accurately report our financial results, may be subject to regulatory sanctions, and investors may lose confidence in our financial statements. No material weaknesses were identified during the year ended December 31, 2024.
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
As a result of either an early termination or a change of control, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash savings. Consequently, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, assuming no material changes in the relevant tax law, we expect that if we experienced a change of control the estimated Tax Receivable Agreement lump-sum payment would be approximately $133.0 million depending on OPAL Fuels’ rate of recovery of the tax basis increases associated with the deemed exchange of the OPAL Fuels Common Units (other than those held by us). This estimated Tax Receivable Agreement lump-sum payment is calculated using a discount rate equal to 7.47%, applied against an undiscounted liability of approximately $240.8 million. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of the shares of Class A common stock at the time of the exchange, and the tax rates then in effect. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.
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
Our increasing reliance on information technology and other systems subjects us to risks associated with cybersecurity. Cybersecurity incidents or our failure to maintain the security and integrity of Company, employee, associate, customer or third-party data could have a disruptive effect on our business and adversely affect our reputation and financial performance.
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
Risks Related to Regulations or Governmental Actions
Our operations are subject to numerous stringent EHS laws and regulations that may expose us to significant costs and liabilities. From time to time, we have been issued notices of violations from government entities that our operations have failed to comply with such laws and regulations. Failure to comply with such laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.
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
Continued governmental and public emphasis on environmental issues can be expected to result in increased future investments for environmental control compliance at our facilities. Present and future environmental laws, rules and regulations, and interpretations of such laws, rules and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial costs or expenditures that could have a material adverse effect on our business, results of operations and financial condition. In January 2021, the current US presidential administration signed multiple executive orders related to the climate and environment. These executive orders (i) direct federal agencies to review and reverse more than one hundred actions taken by the previous US presidential administration on or relating to the environment, (ii) instruct the Director of National Intelligence to prepare a national intelligence estimate on the security implications of the climate crisis and direct all agencies to develop strategies for integrating climate considerations into their international work, (iii) establish the National Climate Task Force, which assembles leaders from across twenty one federal agencies and departments, (iv) commit to environmental justice and new, clean infrastructure projects, (v) commence development of emissions reduction targets and (vi) establish the special presidential envoy for climate on the National Security Council. At this time, we cannot predict the outcome of any of these or any future executive orders on our operations.
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
On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly a well-established LCFS program in California and similar developing programs in Oregon and Washington (with several other states also actively considering similar initiatives). In California’s case, in 2009, the California Air Resources Board adopted LCFS regulations aimed at reducing the CI of transportation fuel sold and purchased in the state. A CI score is calculated as grams of CO₂ equivalent per megajoule of energy by the fuel. Under the California and California-type LCFS programs, the CI score is dependent upon a full lifecycle analysis that evaluates the GHG emissions associated with producing, transporting, and consuming the fuel. LCFS credits can be generated in three ways: (i) fuel pathway crediting that provides low carbon fuels used in California transportation, (ii) project-based crediting that reduces GHG emissions in the petroleum supply chain, and (iii) zero emission vehicle crediting that supports the build out of infrastructure. The California Air Resources Board awards these credits to RNG projects based on such project’s CI score relative to the targeted CI score for both gasoline and diesel fuels. The number of monetizable LCFS credits per unit of fuel increases with a lower CI score. We cannot assure that we will be able to maintain or reduce our CI score to monetize LCFS credits generated from our Biogas Conversion Projects. If we are unable to sell LCFS credits, it could adversely affect our business.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. The IRA contains extended and expanded clean energy tax credits such as ITCs, the PTC, and created other financial incentives designed to promote the development of certain domestic clean energy projects. In order to receive the full value of such credits and incentives, our projects must satisfy a number of requirements including prevailing wage and apprenticeship requirements. If we fail to comply with these requirements, the value of the credits may be limited, and we may become subject to financial penalties. Uncertainty remains under the IRA on which types of projects are eligible for the tax credits and incentives and how projects can demonstrate compliance with the requirements, we may not receive full value of the tax credits and incentives, which could increase our income tax expense, reduce our net income and adversely impact the profitability of our projects or our ability to finance our projects. The U.S. Congress may look to alter or repeal various energy tax incentives included in the IRA, which could potentially impact projects in development or future project economics. Similarly, recent presidential executive orders directing the review and potential termination of funds appropriated through the IRA are also creating uncertainty of whether these financial incentives could be reduced or repealed in the future.
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
There is also uncertainty if IRA incentives may be reduced or repealed in the future, especially in light of the 2024 election results. In addition, the timing of when assets are placed in service has in the past and could in the future impact our tax rate. If we experience unexpected delays in this timing, we may not be able to take advantage of ITCs as expected. If we are not able to utilize the ITCs as expected this could have an adverse effect of our financial results.
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
The Company may incur contractual obligations from the indemnification of third parties if tax authorities challenge the amount or availability of ITCs or related tax benefits that the Company is obligated to provide to such third parties under such contractual arrangements.

The Company from time-to-time enters into arrangements with third parties that acquire tax credits, including ITCs, from, the Company where tax credits and related tax benefits represent a material portion of the economic benefit of the arrangement to such other party. In certain circumstances, as is customary in the industry, the Company has guaranteed and may have to guarantee the economic benefit of such tax credits and other tax benefits to such party. A reduction in expected tax credits or tax benefits resulting from successful challenges by the IRS could result in an obligation under the Company’s contractual arrangements that could have a material impact on the Company’s financial condition, results of operations and liquidity.

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
On July 12, 2023, the EPA issued final rule 88 Fed. Reg. 44468 (July 12, 2023) to, in part, implement biogas regulatory reform to the EPA’s Renewable Fuel Standard Program (“RFS”) (the “Biogas Regulatory Reform Rule” or “BRRR”). BRRR significantly changed the method by which RINs are generated from biogas feedstock and how market participants are required to administer RINs. BRRR required all parties in the chain of title to biogas, renewable natural gas, and RINs to register with the EPA by January 1, 2025.
The Company timely completed and received approval of its required registrations under BRRR. As part of this registration process, with respect to fueling stations, the Company registered as RNG RIN separator for stations that accounted for approximately 57% of the Company’s CNG dispensing capacity. Wherever the Company is not registered as the RNG RIN separator, it will rely on the owner/operator of the fueling station to perform the role as RNG RIN separator (i.e., separating the RINs and transferring them to the Company for monetization). There can be no assurance that these owners/operators will timely provide the necessary administrative services and transactional data required for the separation and transfer of RINs from these stations. If we are unable to receive RINs from stations representing a material proportion of our dispensing capacity, it would have a material adverse effect on our financial results.
Risks Related to Our Indebtedness
Our level of indebtedness and preferred stock redemption obligations could adversely affect our ability to raise additional capital to fund our operations and acquisitions. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry. We may be unable to obtain additional financing to fund our operations or growth.
As of December 31, 2024, our total indebtedness was $307.5 million, excluding deferred financing costs. Additionally, we have redeemable preferred non-controlling interests outstanding of $130.0 million.
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
Our existing credit facilities contain financial covenants and our credit facilities and preferred stock designations contain other restrictive covenants that limit our ability to return capital to equity holders or otherwise engage in activities that may be in our long-term best interests. Our inability to comply with those covenants could result in an event of default or material breach which, if not cured or waived, may entitle the related lenders or preferred unit holders to higher interest or dividend payment to demand repayment or enforce their security interests (in the case of indebtedness) and other remedies, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness. Further, in certain circumstances following a failure to timely redeem our preferred stock, holders of such preferred stock will have certain rights and remedies.
For example, upon written notice from NextEra at any time after November 29, 2025, we would be required to redeem the Series A preferred units. In the event we do not redeem the Series A preferred units when requested, Nextera will have the following rights and remedies: (1) NextEra’s affiliate may extend the RNG Marketing Agreement by 12 months; or (2) the dividend rate would increase depending on the length of time the Series A preferred units remain unredeemed to up to 20% per annum, and if more than $25,000,000 preferred equity is outstanding for more than six months after November 29, 2025, NextEra may appoint a director to our Board of Directors; or (3) NextEra may convert the Series A preferred equity into common equity of the OPAL Fuels LLC at a conversion price at a 20% to 30% discount to their value (the discount is 20% during the first 12 months after November 29, 2025, 25% for the next 12 months thereafter and 30% thereafter). For more information related to our obligation to redeem the Series A preferred units, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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
Risks Related to Ownership of Our Class A Common Stock

Future sales and issuances of our Class A common stock could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
We expect that significant additional capital will be needed in the future to pursue our growth plan. To raise capital, we may sell shares of our Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we or our subsidiaries issue additional equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our Class A common stock.
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
Pursuant to that certain Investor Rights Agreement, dated July 21, 2022, by and among OPAL Fuels Inc., each of the sellers named therein, ArcLight CTC Holdings II, L.P. and its principals, those stockholders are entitled to have the registration statement under the Securities Act kept effective for a prolonged period of time such that registered resales of their shares of Class A common stock can be made. We originally registered for resale up to 163,676,735 shares of our Class A common stock pursuant to our registration statement on Form S-3 filed under the Securities Act (File No. 333-266757), which was declared effective on August 10, 2023.
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
The dual-class structure of our common stock has the effect of concentrating voting control with Mr. Mark Comora who, through his control of OPAL Holdco and Hillman, beneficially owns in the aggregate a substantial majority of the voting power of our capital stock on most issues of corporate governance. Mr. Mark Comora beneficially owns 145,336,349 shares of OPAL, comprising 83.7% of our outstanding common stock as of March 14, 2025. All of these shares (with the exception of 880,600 shares of Class A common stock purchased by Fortistar in the PIPE Investment and 56,712 shares of Class A common stock held directly by Mr. Comora) are Class B common stock, or Class D common stock which have no economic rights but are entitled to five votes per share, giving Mr. Mark Comora control over 93.9% of our voting power. OPAL Holdco and Hillman are controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Mark Comora, including Fortistar and certain of its other affiliates. Mr. Mark Comora is the Chairman of our board of directors.
Accordingly, Mr. Mark Comora is able to control most matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our certificate of incorporation or bylaws, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. More specifically, Mr. Mark Comora has the ability to control our management and our major strategic investments and decisions as a result of his ability to control the election or, in some cases, the replacement of our directors. In the event of the death of Mr. Mark Comora, control of the shares of common stock controlled by Mr. Mark Comora will be transferred to the persons or entities that he has designated. In his position as the Chairman of our board, Mr. Mark Comora owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a beneficial owner of our common stock, even as a controlling stockholder Mr. Mark Comora is entitled to vote the shares he controls, in his own interests, which may not always be in the interests of our stockholders generally.
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
Anti-takeover provisions are contained in our certificate of incorporation that could delay or prevent a change of control.
Certain provisions of our certificate of incorporation may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder of ours might consider is in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock.
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
•provide that our board is expressly authorized to make, alter or repeal our bylaws; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
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

The trading price of the Class A common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of the Class A common stock could decrease, perhaps significantly. Factors that may affect the market price of the Class A common stock include changes in market prices of oil, natural gas and natural gas liquids; announcements relating to significant corporate transactions; fluctuations in our quarterly and annual financial results; operating and stock price performance of companies that investors deem comparable to us; and changes in government regulation or proposals relating to us, including as a result of increased and/or new tariffs on equipment supply and raw materials. In addition, the U.S. securities markets have experienced significant price and volume fluctuations, and these fluctuations often have been unrelated to the operating performance of companies in these markets. Any volatility of, or a significant decrease in, the market price of the Class A common stock could also negatively affect our ability to make acquisitions using Class A common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in the Class A common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.
In addition, uncertainty surrounding potential tariff increases on imported products and possible retaliatory measures by other countries could negatively impact our business. On February 1, 2025, the U.S. government proposed tariffs of up to 25% on imports from certain countries, including Mexico and Canada, and implemented additional tariffs on imports from China. As of the date of this report, these tariffs are set to take effect on April 2, 2025. In response, countries such as Mexico have indicated they may impose retaliatory tariffs on U.S. exports.
At this time, it is unclear whether these tariffs will apply to imports of equipment and machinery upon which our business is reliable. Any new or increased tariffs, trade sanctions, or changes in U.S. trade policy could lead to higher operational costs. If we are unable to pass these additional costs to our customers and/or effectively manage higher operational expenses, our financial performance could be adversely affected.
While we continue to assess the potential impact of these proposed tariffs and explore mitigation strategies, we do not currently anticipate a material adverse effect on our cost of goods sold or gross profit. This expectation assumes that the financial burden of increased tariffs will be absorbed primarily by market adjustments.
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
Central Valley Project
In September 2021, an indirect subsidiary of the Company, MD Digester, LLC (“MD”), entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. d/b/a CEI Builders (“CEI”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock in California’s Central Valley. In December 2021, a second indirect subsidiary of the Company, VS Digester, LLC (“VS”) entered into a nearly identical EPC Contract (collectively, the "EPC Contracts") with CEI for the design and construction of a second facility, also in California’s Central Valley. CEI’s performance under both of the EPC Contracts is fully bonded by licensed sureties.
CEI has submitted a series of change order requests seeking to increase the EPC Contract Price by approximately $14 million, per project, primarily due to: (1) modifications to CEI’s design drawings which are required to meet its contracted performance guaranties, and (2) a default by one of CEI’s major equipment manufacturers. The Company disputes the vast majority of the change order requests.
In January 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; with the California Superior Court, County of San Joaquin; Action No. STK- CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims; AAA Case No. 01-24-0000-0775. The Superior Court Action has been stayed, pending the conclusion of the arbitration. In the meantime, the AAA has empaneled three experienced arbitrators and has set the hearing date for the matter, currently schedule in May 2026.
The EPC Agreement requires that CEI, continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. Between May and August 2024, MD issued a series of Notices of Default and Demands to Cure to CEI. CEI failed to cure, and on July 30, 2024, MD terminated CEI for default. MD notified CEI’s performance bond surety, Atlantic Specialty Insurance Company of the termination and demanded that it perform under the bond. Atlantic has denied the claim.
On July 11, 2024, VS issued a Notice of Default and Demand to Cure, advising CEI of its defaults and giving it an opportunity to cure. CEI failed to do so, and on August 27, 2024, VS terminated CEI for default. VS has notified CEI’s bond surety, also Atlantic, of the second termination and demanded that it perform under the performance bond. The surety has denied the claim.
As a result of CEI’s default and Atlantic’s denial of the claims, MD and VS have amended their claims in the AAA arbitration to include breach of contract claims against CEI and breach of performance bond claims against Atlantic (who was formally joined into the arbitration on November 20, 2024) in the AAA Arbitration with CEI.
CEI has since recorded mechanic’s liens against each of the projects for $4.9 million (MD) and $2 million (VS), and recently filed actions with the Stanislaus and San Joaquin County Superior Courts, respectively, to enforce their liens. It is expected that these claims will be stayed and consolidated with the pending arbitration proceeding.
In addition to the above-referenced action and arbitration, several of CEI’s subcontractors have recorded mechanic’s liens against the MD and VS projects, which the Company is obligated to defend and indemnify the dairy owners from and against. Several of liens were untimely and have been released.
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
Former Development Partner/Construction Manager
In March 2024, the Company filed an action in the Orange County Superior Court (Case No. 30- 2024-01415510-CU-BC-CXC) against its former development partner and construction manager, Sierra Renewable Organics Management, LLC, as well as its principal (Ethan Werner) and affiliated engineering firm (CH Four Biogas) for Breach of Contract, Indemnity, Declaratory Relief, Intentional Misrepresentation and Negligent Misrepresentation relating to the design and development of the Projects. The case is not yet at issue, so no answer or cross claims have been filed yet, and no discovery has been conducted.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our shares of Class A common stock are traded on the Nasdaq Stock Market LLC under the symbol "OPAL".
On March 13, 2025, the closing sale price of our shares of Class A common stock, as reported on the Nasdaq Stock Market LLC, was $2.17 per share.
The number of shareholders of record of our shares of Class A common stock was approximately 12 on March 13, 2025.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL," "we," "us," "our," and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes set forth in Part II, Item 8 - "Financial Statements and Supplementary Data" and the risk factors identified in Part I, Item 1A - "Risk Factors" of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 15, 2024. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
The Company is a vertically integrated leader in the capture and conversion of biogas into low carbon intensity Renewable Power and RNG. OPAL Fuels is also a leader in the marketing and distribution of RNG to heavy duty trucking and other hard to de-carbonize industrial sectors. RNG is chemically identical to the natural gas used for cooking, heating homes and fueling natural gas engines, with one significant difference: RNG is produced by recycling methane emissions created by decaying organic waste as opposed to natural gas which is a fossil fuel pumped from the ground. We have participated in the biogas-to-energy industry for over 20 years.
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
We also design, develop, construct, operate and service Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. We have participated in the alternative vehicle fuels industry for over a decade and have established an expanding network of Fueling Stations for dispensing RNG. In addition, we have recently begun implementing design, development, and construction services for hydrogen fueling stations, and we are pursuing opportunities to diversify our sources of biogas to other waste streams.
As of December 31, 2024, we owned and operated 26 projects, 11 of which are RNG projects and 15 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 8.8 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with six of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.
Recent Developments
Wasatch Resource Recovery Facility
On March 17, 2025, Fortistar, through its subsidiary Wasatch RNG LLC (“Wasatch RNG”), acquired all of the limited liability company interests outstanding in Alpro SD, LLC (“Alpro” and such acquired interest, the “Alpro Interest”). Alpro owns a 50% limited liability company interest in Wasatch Resource Recovery, LLC (the “Project” or “Wasatch” and such ownership interest, the “Wasatch Interest”) and a 50% tenancy-in-common interest in certain real estate and operating assets used by Wasatch (the “Project Interest”). As a result of the acquisition, Wasatch RNG has the option to increase the Wasatch Interest and the Project Interest.
The Project captures and converts biogas generated from food waste to produce pipeline quality renewable natural gas (RNG). The Project generates revenue from long-term contracted gas sales, tipping fees, and digestate (fertilizer) sales. The conversion of food waste to RNG presents a potential growth and diversification opportunity for OPAL Fuels.

In connection with the acquisition, Fortistar Services 2 LLC and OPAL Fuels LLC entered into an amendment to its existing Administrative Services Agreement, pursuant to which OPAL Fuels will provide certain services to Wasatch RNG in exchange for certain agreed upon fees and expense reimbursements. These services include oversight of the plan to improve the operations and productivity of the Project.
Additionally, Wasatch RNG and OPAL Fuels entered into an Option Agreement, pursuant to which Wasatch RNG granted an option to OPAL Fuels to purchase the Alpro Interest. The exercise period of the option commenced upon closing of the acquisition and will terminate on the third anniversary of the closing of the acquisition, or ninety days following a change of control of OPAL Fuels. The exercise price of the option would be determined such that Wasatch RNG would earn an internal rate of return on its invested capital of 10% percent per year if the option is exercised in the first year, 15% per year if exercised in the second year, and 20% per year if exercised in the third year.
OPAL Term Loan Amendment
On March 3, 2025, OPAL Fuels Intermediate HoldCo LLC, as the borrower (the “Borrower”), certain subsidiaries of the Borrower, as guarantors (the “Guarantors”), the lenders and issuers of letters of credit party thereto and Bank of America, N.A. as the administrative agent (the “Administrative Agent”) entered into that certain Amendment No. 1 to Credit and Guarantee Agreement (the “Credit Agreement Amendment”), with respect to that certain Credit and Guarantee Agreement (the “Credit Agreement”) dated September 1, 2023, by and among the Borrower, the Administrative Agent, the financial institutions from time to time parties thereto as lenders and as issuers of letters of credit, and the other agents and persons from time to time party thereto (as amended, restated, amended and restated, supplemented or otherwise modified and in effect from time to time).
The Credit Agreement Amendment makes certain changes to the applicability of certain financial covenants and modifies other covenants to clarify the use of loan proceeds. Additionally, the Credit Agreement Amendment permits the organizational restructuring of the Guarantors in a manner designed to facilitate the sale of federal investment tax credits and the ability to raise additional future capital.
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1,250,000.
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
The Company provides all third-party construction contracts with a warranty, typically for a period of one year after substantial completion of the construction project. Based on the guidance and indicative factors provided by ASC 606, the Company concluded that it offers assurance-type warranties as it does not provide a service to the customer beyond fixing defects that existed at the time of completion. Therefore, these warranties are accounted for under ASC Topic 460, Guarantees ("ASC 460"), and not as a separate performance obligation.
Generally, the company estimates warranty costs based on historical claims experience, and other factors. Actual warranty claims may differ from the estimates, and adjustments to the liability are made as necessary.
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
Our goodwill impairment assessment is performed during the fourth quarter as of December 31 of each year or at the time facts or circumstances indicate that a reporting unit’s goodwill may be impaired. In conformity with GAAP, we generally first perform a qualitative assessment over whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine if a quantitative assessment is required. If, after performing the qualitative assessment, we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a quantitative test is required. Our qualitative assessment includes evaluation of relevant events and circumstances, such as, macroeconomic conditions, industry and market considerations, cost factors, overall performance, and other relevant events.
When applying a quantitative assessment, we use a combination of income and market valuation methodologies. Specifically, we employ a discounted cash flow analysis (DCF) and the guideline public company method. This approach results in a fair value measurement based on significant inputs that are not observable in the market, categorizing it within Level 3 of the fair value hierarchy. Key assumptions in the DCF projection include growth in RIN prices, future sales volumes based on production capacities, and terminal value based on a range of terminal earnings before interest, taxes, depreciation, and amortization (EBITDA). The future cash flows are discounted to present value using the weighted average cost of capital (WACC) of the company and its closest competitors.
As of December 31, 2024, we performed a quantitative assessment for Goodwill in our RNG Fuel segment and determined that there is no impairment necessary on the goodwill recorded in the books as of December 31, 2024.
Impairment of Long-Lived Assets
Our long-lived assets held and used with finite useful lives including plant equipment, buildings, patents, and PPAs are reviewed for impairment whenever events or changes in circumstances indicate that the asset group may not be recoverable. In determining the asset group, we assess the interdependency of revenues between assets, shared cost structures, the interchangeability of assets used in operations, and how assets are managed and utilized by the business. Events that may trigger a recoverability assessment include a significant adverse change in the extent or manner in which the long-lived asset group is being used or in its physical condition, and the expectation that, more likely than not, the long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. Our cash flow estimates reflect conditions and assumptions that existed as of the measurement date which is the same as the triggering event date. The assets are considered recoverable and an impairment loss is not recognized when the undiscounted net cash flows exceed the net carrying value of the asset group. If the assets are not recoverable, then an impairment loss is recognized to the extent that the carrying value of the asset group exceeds its fair value. We base the fair value of our assets or asset groups off of the estimated discounted future cash flows using market participant assumptions. Alternatively, we use cost approach to measure fair value of our assets or asset groups. The cost approach is based on the premise that a prudent investor would pay no more for an asset of similar utility than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation date. To arrive at an estimate of the fair value using the cost approach, the replacement cost new is determined and reduced for depreciation of the asset. Replacement cost new is defined as the current cost of producing or constructing a similar new item having the nearest equivalent utility as the property being valued. Assets disposed of are reported at the lower of the carrying amount or fair value less selling costs. Significant judgment is required when determining asset group composition, during our assessment of relevant events and circumstances, when determining an appropriate discount rate, and when estimating the undiscounted and discounted future cash flows of the asset group.
Based on our assessment for the year ended December 31, 2024, the impairment recorded on our Plant, Property and Equipment amounted $2.0 million.
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
Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations ("RVOs") for D3 RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. In June 2023, the EPA set RVOs for 2023 through 2025 via a new Set rule. This 3 year RVO is expected to reduce volatility in RIN pricing for the associated period. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon (with several other states also actively considering LCFS initiatives similar to those in California, Washington and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
Transportation, including heavy-duty trucking, generates approximately 30% of overall carbon dioxide and other climate-harming GHG emissions in the United States, and transitioning this sector to low and negative carbon fuels is a critical step towards reducing overall global GHG emissions. The adoption rate of RNG-powered vehicles by commercial transportation fleets will significantly impact demand for our products.
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
Regulatory landscape
We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase demand for our products by providing incentives to purchase RNG and Environmental Attributes. These government policies are modified and in flux constantly and any adverse changes to these policies could have a material effect on the demand for our products. For more information, see our risk factor titled "The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy." Government regulations have become increasingly stringent and complying with changes in regulations may result in significant additional operating expenses.
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
RNG Fuel
The RNG Fuel segment includes RNG supply as well as the associated generation and sale of commodity natural gas and environmental credits, and consists of:
◦RNG Production Facilities – the design, development, construction, maintenance and operation of facilities that convert raw biogas into pipeline quality natural gas; and
◦Our interests in both operating and construction projects.

Fuel Station Services
Through our Fuel Station Services segment, we provide construction and maintenance services to third-party owners of vehicle Fueling Stations and perform fuel dispensing activities including generation and minting of environmental credits. This segment includes:
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
Renewable Power
The Renewable Power segment generates renewable power and associated Environmental Attributes such as ISCC Carbon Credits and RECs through combustion of biogas from landfills which is then sold to public utilities throughout the United States.
Our costs of sales associated with each revenue category are as follows:
RNG Fuel
Includes royalty payments to biogas site owners for the biogas we use; service provider costs; salaries and other indirect expenses related to the production process, utilities, transportation, storage, and insurance; and depreciation of production facilities.
Fuel Station Services
Includes equipment supplier costs; service provider costs; and salaries and other indirect expenses.
Renewable Power
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of December 31, 2024 and 2023. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	Twelve Months Ended December 31,
	2024	2023
Customer A (1)	31%	40%
Customer B	*	14%
Customer C	19%	*
(1) Relates to sales of environmental attributes under Purchase and Sale agreement and Renewable Power sale agreements with NextEra.
*Less than 10%
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Twelve Months Ended December 31,
	2024	2023
Customer A	38%	36%
Customer C	14%	11%
Results of Operations for the years ended December 31, 2024 and 2023:
Operational data
The following table summarizes the operational data achieved for the years ended December 31, 2024 and 2023:
Landfill RNG Facility Capacity and Utilization Summary

	Twelve Months Ended December 31,
	2024	2023
Landfill RNG Facility Capacity and Utilization
Design Capacity (Million MMBtus) (1) (4)	6.6	4.1
Volume of Inlet Gas (Million MMBtus) (2)	4.6	3.2
Inlet Design Capacity Utilization % (2)	73%	79%
RNG Fuel volume produced (Million MMBtus) (4)	3.7	2.6
Utilization of Inlet Gas % (3)	81%	83%

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

(4) Excludes Sunoma and Biotown.

	Twelve Months Ended December 31,
	2024	2023
Renewable Power
Nameplate Capacity (MW per hour)(1)	105.8	112.5
Nameplate Capacity for the period (Millions MWh) (1)	0.93	0.98
Renewable Power produced ( Millions MWh)	0.36	0.44
Design Capacity Utilization (%) (2)	39%	45%
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

	Twelve Months Ended December 31,
	2024	2023

RNG Fuel volume produced (Million MMBtus)	3.8	2.7
RNG Fuel volume sold (Million GGEs)	74.0	43.8
Total volume delivered (Million GGEs)	150.2	133.2
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (4)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
Sapphire (2)	796,284	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	43,750	Dairy	10%	N/A
Sunoma (3)	176,297	Dairy	90%	N/A
Prince William	1,725,282	LFG	100%	N/A
Polk County (7)	1,060,000	LFG	100%	N/A
Total	8,804,931

RNG Projects in Construction:
Hilltop (5)	255,500	Dairy	100%	(5)
Vander Schaaf (5)	255,500	Dairy	100%	(5)
Burlington (6)	459,900	LFG	50%	(6)
Atlantic (2)	331,785	LFG	50%	Third quarter 2025
Cottonwood (6)	664,884	LFG	100%	(6)
Kirby Canyon (6)	663,570	LFG	100%	(6)
Total	2,631,139
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
(4) Expected Commercial Operation Date (“COD”) for commencement of the RNG projects in construction is based on the Company’s estimate as of the date of this report. CODs are estimates and are subject to change as a result of, among other factors out of the Company’s control: (i) regulatory/permitting approval timing, (ii) disruption in supply chains and (iii) construction timing.
(5) Please see Part I, Item 3: Legal Proceedings and Note 17 - Commitments and Contingencies to the financial statements.
(6) The construction of the Cottonwood, Burlington and Kirby Canyon projects began in the second, third and fourth quarters of 2024, respectively.
(7) The Polk County project began commercial operations in October 2024.

Renewable Power Projects
Below is a table setting forth the Renewable Power projects in operation in our portfolio:

	Nameplate capacity (MW per hour) (1)	Current RNG conversion candidate (2)
Renewable Power projects in operation:
Sycamore	5.2	Yes
Lopez	3.0	—
Miramar Energy	3.2	Yes
San Marcos	1.8	—
Santa Cruz	1.6	—
San Diego - Miramar	6.5	Yes
West Covina	6.5	—
Port Charlotte	2.9	—
Taunton	3.6	—
Arbor Hills (3)	28.9	N/A
C&C	6.3	Yes
Albany	5.9	—
Concord and CMS	14.4	Yes
Pioneer	8.0	—
Richmond (previously "Old Dominion")	8.0	Yes
Total	105.8
Renewable Power projects in construction:
Fall River (4)	2.4	—

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
Comparison of the Years Ended December 31, 2024 and 2023
The following table presents the period-over-period change for each line item in the Company's consolidated statements of operations for the twelve months ended December 31, 2024 and 2023 .

	Twelve Months Ended December 31,		$ Change	% Change
(in thousands)	2024	2023

Revenues:
RNG fuel	$88,420	$66,292	$22,128	33%
Fuel Station Services	166,875	135,012	31,863	24%
Renewable Power	44,677	54,804	(10,127)	(18)%
Total revenues	299,972	256,108	43,864	17%
Operating expenses:
Cost of sales - RNG fuel	38,552	32,028	6,524	20%
Cost of sales - Fuel Station Services	128,804	115,322	13,482	12%
Cost of sales - Renewable Power	32,495	36,550	(4,055)	(11)%
Project development and start up costs	19,109	4,866	14,243	293%
Selling, general, and administrative	53,124	51,262	1,862	4%
Depreciation, amortization, and accretion	17,885	14,565	3,320	23%
Impairment loss	2,016	—	2,016	100%
Income from equity method investments	(13,235)	(5,525)	(7,710)	(140)%
Total expenses	278,750	249,068	29,682	12%
Operating income	21,222	7,040	14,182	201%
Other income (expense):
Interest and financing expense, net	(19,610)	(9,306)	(10,304)	(111)%
Change in fair value of derivative instruments, net	1,596	7,346	(5,750)	(78)%
Other income	2,211	124,472	(122,261)	(98)%
Loss on debt extinguishment	—	(2,190)	2,190	100%
Loss on warrant exchange	—	(338)	338	100%
Income before provision for income taxes	5,419	127,024	(121,605)	(96)%
Income tax benefit	8,906	—	8,906	100%
Net income	14,325	127,024	(112,699)	(89)%
Net income attributable to redeemable non-controlling interests	2,851	97,426	(94,575)	(97)%
Net income (loss) attributable to non-redeemable non-controlling interests	443	(349)	792	227%
Dividends on Redeemable preferred non-controlling interests	10,470	11,011	(541)	(5)%
Net income attributable to Class A common stockholders	$561	$18,936	$(18,375)	(97)%

Revenues

(in thousands)	Twelve Months Ended December 31,
	2024	2023	$ Change
RNG Fuel
Brown gas sales	$4,745	$4,231	$514
Environmental Attributes (1)	82,316	61,221	21,095
Other	1,359	840	519
Total RNG Fuel	$88,420	$66,292	$22,128
Fuel Station Services
OPAL owned stations	$25,804	$18,958	$6,846
RNG marketing (2)	76,320	45,277	31,043
Third party station service and maintenance	25,053	21,857	3,196
Construction	39,698	48,920	(9,222)
Total Fuel Station Services	$166,875	$135,012	$31,863
Renewable Power
Electricity sales	$27,249	$34,680	$(7,431)
Environmental Attributes (3)	17,428	20,124	(2,696)
Total Renewable Power	$44,677	$54,804	$(10,127)

Total Revenues	$299,972	$256,108	$43,864
(1) Revenues from Environmental Attributes in RNG Fuel segment relate to revenues earned from sales of RINs and LCFSs
(2) Revenues from RNG marketing in Fuel Station Services segment relate to revenues earned from sales of RINs and LCFSs as well as revenue from Environmental Attribute generation and monetization services.
(3) Revenues from Environmental Attributes in Renewable Power segment include revenues earned from sales of ISCC carbon sales and RECs.
RNG Fuel
Revenue from RNG Fuel increased by $22.1 million, or 33%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This is primarily due to a $21.1 million increase in Environmental Attributes, driven by $9.1 million of higher price and $12.0 million from increased volume, primarily from commencement of operations at Prince William and Polk. Revenue from Brown Gas Sales increased $0.5 million, also primarily due to the impact of Prince William and Polk coming online in 2024. Additionally, there was $0.5 million increase in revenues earned from providing management services to unconsolidated entities.
Fuel Station Services
Revenue from Fuel Station Services increased by $31.9 million, or 24%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily attributable to a $31.0 million increase in RNG marketing revenues, driven by a $17.1 million increase in RIN and LCFS minting services from higher RNG volumes (Emerald ramp-up, Prince William), and an $18.0 million increase in RIN sales from higher volume and pricing, and a $4.1 million decrease in 3rd party LCFS sales as the company chose to hold some unsold LCFS credits in inventory at the end of 2024. Also within Fuel Station Service there was a $6.8 million increase in OPAL owned stations due to higher volumes, and a $3.2 million increase in service and maintenance revenues from an increased number of stations serviced, partially offset by a $9.2 million decrease in construction revenues primarily related to timing as new 2024 projects started construction later in the year.

Renewable Power
Revenue from Renewable Power decreased by $10.1 million, or 18%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was attributable primarily to a $7.4 million decrease in Electricity Sales, of which a $4.6 million decrease was related to facility shutdowns for conversion to RNG Fuel and $2.8 million was related to lower price. Also within Renewable Power was a $2.7 million decrease in Environmental Attributes, primarily related to the same facility shutdowns mentioned above. Regulatory changes implemented by the European Union Commission took effect on November 21, 2024 that excluded biomethane produced outside of the European Union from being certified as eligible to be sold in accordance with the European Union Renewable Energy Directive. As a result, all of our contracts governing sales of ISCC Carbon Credits were terminated on November 21, 2024. Following such terminations, we expect to continue to earn revenues from sale of electricity generated by these Renewable Power facilities and the associated Environmental Attributes.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $6.5 million, or 20%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily related to start of operations at our Prince William and Polk RNG facilities in 2024.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $13.5 million, or 12%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was attributable primarily to a $18.3 million increase in dispensing fees to generate Environmental Attributes, $3.3 million increase in FPA tolling expense, and a $2.0 million increase in Service and maintenance expenses, partially offset by an $11.0 million decrease in construction expense, in line with the decrease in construction revenues.
Renewable Power
Cost of sales from Renewable Power decreased by $4.1 million, or 11%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This savings is primarily related to converting some of our projects from Renewable Power facilities to RNG facilities.
Project development and start up costs
Project development and start up costs increased by $14.2 million or 293%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This is primarily due to a $13.9 million increase in virtual pipeline costs for Prince William and ITC transaction related expenses.
Selling, general, and administrative
Selling, general, and administrative increased $1.9 million or 4% for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to increases in corporate spending for professional services, marketing, and support for new RNG facilities.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion expense increased by a total of $3.3 million, or 23%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily due to new RNG facilities and OPAL owned dispensing stations, both starting operations in 2024.
Impairment loss
Impairment loss increased by a total of $2.0 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily due to the impairment of Renewable Energy facility in 2024.

Income from equity method investments
Net income attributable to equity method investments increased by $7.7 million, or 140%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This is primarily attributable to Emerald, which had its first full year of operations in 2024 after coming online in the second half of 2023.
Interest and financing expense, net
Interest and financing expenses, net increased by $10.3 million, or 111%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This is primarily due to an increase in interest expense on the OPAL Term Loan of $9.8 million primarily due to an increase in outstanding debt, increase of $1.2 million in commitment and other fees, decrease of $1.0 million in interest income, partially offset by a decrease of $1.6 million on the Convertible Note Payable.
Change in fair value of derivatives, net
Change in fair value of derivatives, net decreased by $5.8 million, or 78%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was attributable primarily to a lower gain in the current year associated with the mark-to-market adjustments to the earnout liabilities. These liabilities were recorded in the consolidated balance sheet upon completion of the Business Combination.
Other income
Other income decreased by $122.3 million, or 98%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change is primarily related to a gain $122.9 million recognized on deconsolidation of VIEs, Emerald and Sapphire in 2023.
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
There was no loss on debt extinguishment for the year ended December 31, 2024.
Loss on warrant exchange
In March 2023, we issued 49,633 shares to certain warrant holders as consideration for their prior agreement to tender all warrants held by the warrant holders in the voluntary exchange offer which closed on December 22, 2022. We recorded $338 thousand representing the fair value of the shares issued based on the closing price on March 30, 2023 as part of Loss on warrant exchange on its consolidated statement of operations for the year ended December 31, 2023. No such loss has been recorded in 2024.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests for the year ended December 31, 2024 and 2023 is $2.9 million and $97.4 million, respectively. The net income for the years ended December 31, 2024 and 2023 reflects the net income belonging to OPAL Fuels equity holders based on pro-rata ownership.
Net income (loss) attributable to non-redeemable non-controlling interests
Net income (loss) attributable to non-redeemable non-controlling interests for the year ended December 31, 2024 increased by $0.8 million or 227%, compared to the year ended December 31, 2023. This reflects the joint venture partners'

income (loss) in certain RNG facilities in which we sold a portion of our ownership interests but are consolidated in our financial statements. These entities for the year ended December 31, 2024, were Sunoma and Central Valley. These entities for the year ended December 31, 2023, were Sunoma and Central Valley as well as Emerald, Sapphire for the first five months of 2023. The increase was primarily attributable to higher net income earned by Sunoma.
Dividends on redeemable preferred non-controlling interests
The dividends on redeemable preferred non-controlling interests for the year ended December 31, 2024 decreased by $0.5 million or 5%. They carry an 8% dividend payable quarterly. This decrease is primarily due to lower interest accrued on paid-in-kind interest in the current period compared to the same prior-year period as the dividends are being paid quarterly instead of being paid-in-kind.

Liquidity and Capital Resources
Liquidity
As of December 31, 2024, our liquidity was $223.6 million consisting of $178.4 million of unused capacity under our $450 million senior secured credit facility, $20.9 million of unused capacity under the associated revolver, and 24.3 million of cash, cash equivalents. Refer to Note 7.
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
OPAL Term Loan
On March 3, 2025, OPAL Fuels Intermediate HoldCo LLC, as the borrower (the “Borrower”), certain subsidiaries of the Borrower, as guarantors (the “Guarantors”), the lenders and issuers of letters of credit party thereto and Bank of America, N.A. as the administrative agent (the “Administrative Agent”) entered into that certain Amendment No. 1 to Credit and Guarantee Agreement (the “Credit Agreement Amendment”), with respect to that certain Credit and Guarantee Agreement (the “Credit Agreement”) dated September 1, 2023, by and among the Borrower, the Administrative Agent, the financial institutions from time to time parties thereto as lenders and as issuers of letters of credit, and the other agents and persons from time to time party thereto (as amended, restated, amended and restated, supplemented or otherwise modified and in effect from time to time).
The Credit Agreement Amendment makes certain changes to the applicability of certain financial covenants and modifies other covenants to clarify the use of loan proceeds. Additionally, the Credit Agreement Amendment permits the organizational restructuring of the Guarantors in a manner designed to facilitate the sale of federal investment tax credits and the ability to raise additional future capital.
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026.

In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1.2 million.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20 million. Sunoma paid $0.635 million in financing fees. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20 to $23 million. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at an annual fixed rates of 7.8%, and 8.2% per annum during the term.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. As of December 31, 2024, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
As of December 31, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $20.8 and $22.5 million, respectively.
The significant assets of Sunoma are parenthesized in the consolidated balance sheets as of December 31, 2024 and December 31, 2023. See Note 12. Variable Interest Entities for additional information.
Redeemable Series A Preferred Units of OPAL Fuels LLC
In November 2021, NextEra subscribed for an aggregate of $100,000,000 of Series A preferred units issued by OPAL Fuels LLC. The Series A preferred units have limited rights to prevent OPAL Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of OPAL Fuels LLC’s primary business. The Series A preferred units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company was allowed to elect to issue additional Series A preferred units ( paid-in-kind) in lieu of cash for the first eight dividend payment dates. As of December 31, 2024 and 2023, there was accrued preferred dividend payable of $0 and $2,013, respectively.
At any time after issuance, OPAL Fuels LLC may redeem the Series A preferred units for a price equal to original issue price of $100 per unit plus any accrued and unpaid dividends. Upon written notice from NextEra at any time after November 29, 2025, we would be required to redeem the Series A preferred units. In the event the Company does not redeem the Series A preferred units when requested, Nextera will have the following rights and remedies: (1) NextEra’s affiliate may extend the RNG Marketing Agreement by 12 months; or (2) the dividend rate would increase depending on the length of time the Series A preferred units remain unredeemed to up to 20% per annum, and if more than $25,000,000 preferred equity is outstanding for more than six months after November 29, 2025, NextEra may appoint a director to OPAL Fuel Inc.’s Board of Directors; or (3) NextEra may convert the Series A preferred equity into common equity of the OPAL Fuels LLC at a conversion price at a 20% to 30% discount to their value (the discount is 20% during the first 12 months after November 29, 2025, 25% for the next 12 months thereafter and 30% thereafter).
Cash Flows
The following table presents the Company's cash flows for the years ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$33,033	$38,269
Net cash used in investing activities	(134,551)	(74,147)
Net cash provided by financing activities	83,504	5,899
Net decrease in cash, restricted cash, and cash equivalents	$(18,014)	$(29,979)

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2024 was $33.0 million, a decrease of $5.2 million compared to net cash used in operating activities of $38.3 million for the year ended December 31, 2023. The decrease in cash provided by operating activities was primarily due to lower year over year operating income of $112.7 million and a negative working capital changes of $16.6 million offset by increase of $122.3 million in non-cash expenses and $2.1 million increase of portion of distributions from equity method investments allocated to operating activities.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $134.6 million, an increase of $60.4 million compared to the $74.1 million used in investing activities for the year ended December 31, 2023. This was primarily driven by a decrease in cash from sale of short term investments of $45.2 million, higher payments made for the construction of various RNG generation and dispensing facilities in 2024 compared to 2023 of $13.4 million, an increase of $13.3 million in contributions to equity method investments, a $0.5 million decrease in distributions from equity method investments, offset by a decrease from deconsolidation of VIEs of $11.9 million in 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $83.5 million, an increase of $77.6 million compared to the $5.9 million provided by financing activities for the year ended December 31, 2023. This increase was primarily driven by an increase of $158.9 million due to lower repayments on the Senior Secured Facility, the Convertible Note payable and OPAL Term Loan facilities in current year, an increase of $16.4 million due to no payment on termination of put options in current year, an increase of $3.4 million due to lower preferred dividend payments in the current year, offset by a $87.2 million decrease in proceeds from the OPAL Term Loan, net of issuance costs, decrease in proceeds from non-controlling interests of $12.8 million, and a decrease of $0.8 million in reimbursement of financing costs by a joint venture partner.
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
As of December 31, 2024, we currently anticipate spending approximately $194 million in capital expenditures for the next 12 months for projects and fuel stations currently under construction and our share of contributions in our equity method investment projects. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
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
Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management including our Co-Chief Executive Officers and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Wasatch Resource Recovery Facility
On March 17, 2025, Fortistar, through its subsidiary Wasatch RNG LLC (“Wasatch RNG”), acquired all of the limited liability company interests outstanding in Alpro SD, LLC (“Alpro” and such acquired interest, the “Alpro Interest”). Alpro owns a 50% limited liability company interest in Wasatch Resource Recovery, LLC (the “Project” or “Wasatch” and such ownership interest, the “Wasatch Interest”) and a 50% tenancy-in-common interest in certain real estate and operating assets used by Wasatch (the “Project Interest”). As a result of the acquisition, Wasatch RNG has the option to increase the Wasatch Interest and the Project Interest.
The Project captures and converts biogas generated from food waste to produce pipeline quality renewable natural gas (RNG). The Project generates revenue from long-term contracted gas sales, tipping fees, and digestate (fertilizer) sales. The conversion of food waste to RNG presents a potential growth and diversification opportunity for OPAL Fuels.
In connection with the acquisition, Fortistar Services 2 LLC and OPAL Fuels LLC entered into an amendment to its existing Administrative Services Agreement, pursuant to which OPAL Fuels will provide certain services to Wasatch RNG in exchange for certain agreed upon fees and expense reimbursements. These services include oversight of the plan to improve the operations and productivity of the Project.
Additionally, Wasatch RNG and OPAL Fuels entered into an Option Agreement, pursuant to which Wasatch RNG granted an option to OPAL Fuels to purchase the Alpro Interest. The exercise period of the option commenced upon closing of the acquisition and will terminate on the third anniversary of the closing of the acquisition, or ninety days following a change of control of OPAL Fuels. The exercise price of the option would be determined such that Wasatch RNG would earn an internal rate of return on its invested capital of 10% percent per year if the option is exercised in the first year, 15% per year if exercised in the second year, and 20% per year if exercised in the third year.
OPAL Term Loan
On March 3, 2025, OPAL Fuels Intermediate HoldCo LLC, as the borrower (the “Borrower”), certain subsidiaries of the Borrower, as guarantors (the “Guarantors”), the lenders and issuers of letters of credit party thereto and Bank of America, N.A. as the administrative agent (the “Administrative Agent”) entered into that certain Amendment No. 1 to Credit and Guarantee Agreement (the “Credit Agreement Amendment”), with respect to that certain Credit and Guarantee Agreement (the “Credit Agreement”) dated September 1, 2023, by and among the Borrower, the Administrative Agent, the financial institutions from time to time parties thereto as lenders and as issuers of letters of credit, and the other agents and persons from time to time party thereto (as amended, restated, amended and restated, supplemented or otherwise modified and in effect from time to time).
The Credit Agreement Amendment makes certain changes to the applicability of certain financial covenants and modifies other covenants to clarify the use of loan proceeds. Additionally, the Credit Agreement Amendment permits the organizational restructuring of the Guarantors in a manner designed to facilitate the sale of federal investment tax credits and the ability to raise additional future capital.
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1.2 million.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2025 annual meeting of shareholders, to be filed within 120 days after December 31, 2024, and is incorporated by reference to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the proxy statement for the 2025 annual meeting of shareholders, to be filed within 120 days after December 31, 2024, and is incorporated by reference to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding (i) security ownership of certain beneficial owners and management and related stockholder matters and (ii) securities authorized for issuance under equity compensation plans will be included in the proxy statement for the 2025 annual meeting of shareholders, to be filed within 120 days after December 31, 2024, and is incorporated by reference to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2025 annual meeting of shareholders, to be filed within 120 days after December 31, 2024, and is incorporated by reference to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services billed to us by our principal accountant, BDO USA, P.C will be included in the proxy statement for the 2025 annual meeting of shareholders, to be filed within 120 days after December 31, 2024, and is incorporated by reference to this Form 10-K.

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

3.1*	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2*	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022)
4.1*"	OPAL Fuels Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).

4.2*"	Form of Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
4.3*"	Form of Performance Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
10.1*	Form of OPAL Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-262583), filed on May 6, 2022).
10.2*	2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
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

10.14*	Form of Stock Award Agreement dated September 15, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 19, 2022).
10.15*
Forward Purchase Agreement, dated July 18, 2022, among ArcLight Clean Transition Corp. II, Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 18, 2022).

10.16*
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

10.17*
Promissory Note, dated as of May 16, 2022, by and between Arclight and Arclight CTC Holdings II, L.P. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company on August 10, 2022).

10.18*
Service Contract Agreement, dated December 15, 2022, by and between OPAL Fuels Inc. and United Parcel Service Oasis Supply Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 21, 2022).

10.19*
FM3 Credit Agreement, dated December 19, 2022, by and between Fortistar Methane LLC, OPAL Fuels LLC and a syndicate of lenders led by MUFG Union Bank N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 21, 2022).

10.20*
Securities Purchase Agreement, dated March 30, 2023, by and between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 5, 2023).

10.21*+#
Landfill Gas Purchase and Sale Agreement dated April 13, 2023 (effective as of March 13, 2023) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on May 15, 2023).

10.22*+#	Piggyback Agreement for Landfill Gas Purchase Agreement dated May 2, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on May 15, 2023).
10.23*+#
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

10.24*+#

Third Amended and Restated Gas Sale and Purchase Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2023).

10.25*+#
Landfill Gas Purchase and Sale Agreement, dated August 28, 2023 with Waste Management of California, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 31, 2023).

10.26*+#	Lease Agreement, dated August 28, 2023 with Waste Management of California, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 31, 2023).
10.27*+#
Landfill Gas Purchase and Sale Agreement, dated August 28, 2023 with Guadalupe Rubbish Disposal Co., Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 31, 2023).

10.28*+#	Lease Agreement, dated August 28, 2023 with Guadalupe Rubbish Disposal Co., Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on August 31, 2023).
10.29*
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

10.30*
Pledge Agreement, dated September 1, 2023, by OPAL Fuels Parent HoldCo 3 LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 5, 2023).

10.31*
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

10.34*	Agreement, dated September 14, 2023, by and among OPAL L2G and SJI (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 20, 2023).
10.35*
Interim Services Agreement dated October 12, 2023, between the Company and Fortistar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 12, 2023).

10.36*
Separation Agreement and General Release dated October 19, 2023 between the Company and Ann Anthony (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company on October 20, 2023).

10.37*
Asset Purchase and Sale Agreement, dated October 20, 2023, with Washington Gas Light Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 26, 2023).

10.38*
Base Contract for Sale and Purchase of Natural Gas (San Diego), dated September 15, 2023 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by the Company on November 14, 2023).

10.39*
Base Contract for Sale and Purchase of Natural Gas (Richmond), dated September 15, 2023 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed by the Company on November 14, 2023).

10.40*
At Market Issuance Sales Agreement, dated November 17, 2023, among OPAL Fuels Inc., B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 17, 2023).

10.41*
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated March 5, 2024, by and among Paragon RNG LLC, as Borrower, the guarantors, the lenders party thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 11, 2024).

10.42*
First Amendment to Depositary Agreement, dated March 5, 2024, by Paragon RNG LLC, as Borrower, Bank of Montreal, as administrative agent, and Wilmington Trust, National Association, as collateral agent and depositary agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 11, 2024).

10.43+*
First Amendment to Landfill Gas Purchase Agreement, dated March 27, 2024 (effective as of March 6, 2024) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 28, 2024).

10.44+*	Lease and Access Agreement, dated March 27, 2024 (effective as of March 20, 2024) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 28, 2024).
10.45+#*	Tax Credit Purchase Agreement, dated September 13, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 19, 2024).
10.46*	Guaranty, dated September 13, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 19, 2024).
10.47
Amendment No. 1 to Credit and Guarantee Agreement, dated March 3, 2025 by and among OPAL Fuels Intermediate HoldCo LLC, as Borrower, the Guarantors, the Lenders, the LC Issuers, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 5, 2025).

19.1	Insider Trading Policy
21.1*	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Company on March 17, 2025).
23.1	Consent of BDO USA, P.C, independent registered accounting firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
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

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Company on March 15, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
"	Indicates a management contract or compensatory plan.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Certain of the schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
#	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPAL FUELS INC.

March 17, 2025	By: /s/ Jonathan Maurer
Name: Jonathan Maurer
Title: Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints Jonathan Maurer, Adam Comora, Kazi Hasan and John Coghlin, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mark Comora	Chairman
Mark Comora
Date: March 17, 2025

/s/ Betsy L. Battle	Director
Betsy L. Battle
Date: March 17, 2025

/s/ Scott Dols	Director
Scott Dols
Date: March 17, 2025

/s/ Kevin M. Fogarty	Director
Kevin M. Fogarty
Date: March 17, 2025

/s/ James Martell	Director
James Martell
Date: March 17, 2025

/s/ Nadeem Nisar	Director
Nadeem Nisar

Date: March 17, 2025

/s/ Ashok Vemuri	Director
Ashok Vemuri
Date: March 17, 2025

/s/ Adam Comora	Co-Chief Executive Officer
Adam Comora
Date: March 17, 2025

/s/ Jonathan Maurer	Co-Chief Executive Officer
Jonathan Maurer
Date: March 17, 2025

/s/ Kazi Hasan	Chief Financial Officer
Kazi Hasan
Date: March 17, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, P.C ; Melville, NY; PCAOB ID No.243)	F-1

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-2

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023	F-5

Consolidated Statements of Changes in Redeemable non-controlling interests, Redeemable preferred non-controlling interest and Stockholders' (Deficit) Equity for the years ended December 31, 2024 and 2023
F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	F-8

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
OPAL Fuels Inc.
White Plains, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OPAL Fuels Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders’(deficit) equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Related Parties
As discussed in Note 10. Related Parties to the consolidated financial statements, the Company has entered into significant transactions with NextEra Energy Marketing, LLC (“NextEra”) and Fortistar LLC (“Fortistar”), which are related parties. Our opinion is not modified with respect to this matter.
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
Melville, NY
March 17, 2025

OPAL FUELS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents (includes $358 and $166 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	$24,310	$38,348
Accounts receivable, net (includes $435 and $33 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	32,013	27,623
Accounts receivable, related party	14,522	18,696
Restricted cash - current (includes $972 and $4,395 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	972	4,395
Short term investments	—	9,875
Fuel tax credits receivable	5,639	5,345
Contract assets	11,075	6,790
Parts inventory (includes $29 and $29 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	10,294	10,191
Convertible note receivable	760	—
Environmental credits held for sale	6,314	172
Prepaid expense and other current assets (includes $144 and $107 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	11,051	6,005
Derivative financial assets, current portion	238	633
Total current assets	117,188	128,073
Capital spares	4,380	3,468
Property, plant, and equipment, net (includes $25,428 and $26,626 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	458,258	339,493
Operating right-of use assets	12,731	12,301
Investment in other entities	223,594	207,099
Note receivable - variable fee component	2,509	2,302
Derivative financial assets, non-current portion	448	—
Other long-term assets	2,085	1,162
Intangible assets, net	1,330	1,604
Restricted cash - non-current (includes $2,315 and $1,850 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	3,946	4,499
Goodwill	54,608	54,608
Total assets	$881,077	$754,609
Liabilities and Equity
Current liabilities:
Accounts payable (includes $22 and $744 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	16,419	13,901
Accounts payable, related party (includes $426 and $1,046 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	7,932	7,024
Fuel tax credits payable	4,422	4,558
Accrued payroll (includes $45 and $— at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	9,580	9,023
Accrued capital expenses	23,238	15,128
Accrued environmental credit rebates	5,391	4,057

Accrued expenses and other current liabilities (includes $974 and $647 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	9,529	10,188
Contract liabilities	9,276	6,314
OPAL Term Loan, current portion	10,865	—
Sunoma loan, current portion (includes $1,756 and $1,608 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,756	1,608
Derivative financial liability, current portion	9	—
Operating lease liabilities - current portion	780	638
Other current liabilities (includes $— and $92 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	1,595	92
Asset retirement obligation, current portion	2,804	1,812
Total current liabilities	103,596	74,343
Asset retirement obligation, non-current portion	5,082	4,916
OPAL Term Loan, net of debt issuance costs	266,630	176,532
Sunoma loan, net of debt issuance costs (includes $18,373 and $20,010 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	18,373	20,010
Operating lease liabilities - non-current portion	12,155	11,824
Earn out liabilities	304	1,900
Derivative liabilities - non-current portion	63	—
Other long-term liabilities (includes $2,495 and $211 at December 31, 2024 and December 31, 2023, respectively, related to consolidated VIEs)	9,842	7,599
Total liabilities	416,045	297,124
Commitments and contingencies
Redeemable preferred non-controlling interests	130,000	132,617
Redeemable non-controlling interests	482,863	802,720
Stockholders' (deficit) equity
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of December 31, 2024; shares issued: 30,065,260 and 29,701,146 at December 31, 2024 and December 31, 2023, respectively; shares outstanding: 28,429,477 and 28,065,363 at December 31, 2024 and December 31, 2023	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2024; 71,500,000 and none issued and outstanding as of December 31, 2024 and December 31, 2023	7	—
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2024; None issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of December 31, 2024; 72,899,037 and 144,399,037 issued and outstanding at December 31, 2024 and December 31, 2023	7	14
Additional paid-in capital	—	—
Accumulated deficit	(137,004)	(467,195)
Accumulated other comprehensive (loss) income	152	(15)
Class A common stock in treasury, at cost; 1,635,783 and 1,635,783 shares at December 31, 2024 and December 31, 2023, respectively	(11,614)	(11,614)
Total Stockholders' (deficit) equity attributable to the Company	(148,449)	(478,807)
Non-redeemable non-controlling interests	618	955
Total Stockholders' (deficit) equity	(147,831)	(477,852)
Total liabilities, Redeemable preferred, Redeemable non-controlling interests and Stockholders' (deficit) equity	$881,077	$754,609
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per unit data)

	Twelve Months Ended December 31,
	2024	2023
Revenues:
RNG fuel (includes revenues from related party of $68,416 and $56,069 for the years ended December 31, 2024 and 2023, respectively)	$88,420	$66,292
Fuel Station Services (includes revenues from related party of $38,841 and $28,468 for the years ended December 31, 2024 and 2023, respectively)	166,875	135,012
Renewable Power (includes revenues from related party of $6,912 and $6,614 for the years ended December 31, 2024 and 2023, respectively)	44,677	54,804
Total revenues	299,972	256,108
Operating expenses:
Cost of sales - RNG fuel	38,552	32,028
Cost of sales - Fuel Station Services	128,804	115,322
Cost of sales - Renewable Power	32,495	36,550
Project development and start up costs	19,109	4,866
Selling, general, and administrative	53,124	51,262
Depreciation, amortization, and accretion	17,885	14,565
Impairment loss	2,016	—
Income from equity method investments	(13,235)	(5,525)
Total expenses	278,750	249,068
Operating income	21,222	7,040
Other (expense) income:
Interest and financing expense, net	(19,610)	(9,306)
Change in fair value of derivative instruments, net	1,596	7,346
Other income	2,211	124,472
Loss on debt extinguishment	—	(2,190)
Loss on warrant exchange	—	(338)
Income before provision for income taxes	5,419	127,024
Income tax benefit	8,906	—
Net income	14,325	127,024
Net income attributable to redeemable non-controlling interests	2,851	97,426
Net income (loss) attributable to non-redeemable non-controlling interests	443	(349)
Dividends on Redeemable preferred non-controlling interests (1)	10,470	11,011
Net income attributable to Class A common stockholders	$561	$18,936

Weighted average shares outstanding of Class A common stock:
Basic	27,617,335	27,148,538
Diluted	27,694,650	27,494,016
Per share amounts:
Basic	$0.02	$0.70
Diluted	$0.02	$0.69
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

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Twelve Months Ended December 31,
	2024	2023
Net income	$14,325	$127,024
Other comprehensive income (loss):
Effective portion of the cash flow hedge attributable to equity method investments	332	(8)
Reclassification adjustments included in earnings (1)	—	(1,146)
Net unrealized gain (loss) on cash flow hedges	685	(142)
Total other comprehensive income (loss)	1,017	(1,296)
Total comprehensive income	15,342	125,728
Less:
Net income attributable to Redeemable non-controlling interests(2)	11,598	106,645
Other comprehensive income (loss) attributable to Redeemable non-controlling interests	850	(1,086)
Comprehensive income (loss) attributable to Non-redeemable non-controlling interests	443	(349)
Dividends on Redeemable preferred non-controlling interests	1,722	1,792
Comprehensive income attributable to Class A common stockholders	$729	$18,726

(1) Represents the reclassification of the gain on termination of interest rate swaps of $812 on May 30, 2023. See Note 9. Derivative Financial Instruments and Fair Value Measurements for additional information. Additionally, there is a $334 reclassification into earnings from our equity method investments.
(2) Includes $8,748 and $9,219 of dividends on redeemable preferred non-controlling interests for the year ended December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
(In thousands of U.S. dollars, except per unit data)

	Class A common stock		Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2022	29,477,766	3			144,399,037	14	—	(800,813)	195	26,445	—	—	(774,156)	138,142	1,013,833
Net income	—	—	—	—	—	—	—	20,728	—	(349)	—	—	20,379	—	106,645
Other comprehensive loss	—	—	—	—	—	—	—	—	(210)	—	—	—	(210)	—	(1,086)
Issuance of Class A common stock on warrant exchange	49,633	—	—	—	—	—	338	—	—	—	—	—	338	—	—
Cancellation of fractional shares on warrant exchange	(26)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of put option on forward purchase contract - Meteora	—	—	—	—	—	—	—	—	—	—	(1,635,783)	(11,614)	(11,614)	—	—
Forfeiture of Class A common stock	(197,258)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (1)	280,928	—	—	—	—	—	(896)	—	—	—	—	—	(896)	—	—
Issuance of Class A common stock under the ATM program (3)	90,103	—	—	—	—	—	366	—	—	—	—	—	366	—	—
Stock-based compensation	—	—	—	—	—	—	961	—	—	—	—	—	961	—	4,943
Proceeds from non-redeemable non-controlling interest	—	—	—	—	—	—	2,899	—	—	9,854	—	—	12,753	—	—
Deconsolidation of entities (2)	—	—	—	—	—	—	(1,383)	—	—	(34,662)	—	—	(36,045)	—	—
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(333)	—	—	(333)	—	—
Payment of paid-in-kind preferred dividends	—	—	—	—	—	—	—	—	—	—	—	—		(16,536)	—
Dividends on Redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(1,792)	—	—	—	—	(1,792)	11,011	(9,219)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(2,285)	314,682	—	—	—	—	312,397	—	(312,396)
December 31, 2023	29,701,146	$3	—	$—	144,399,037	$14	$—	$(467,195)	$(15)	$955	(1,635,783)	$(11,614)	(477,852)	$132,617	$802,720
Net income	—	—	—	—	—	—	—	2,284	—	443	—	—	2,727	—	11,598
Other comprehensive income	—	—	—	—	—	—	—	—	167	—	—	—	167	—	850
Issuance of Class A common stock under the ATM program (3)	36,353	—	—	—	—	—	170	—	—	—	—	—	170	—	—
Issuance of Class A common stock for vesting of equity awards (1)	327,761	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—		—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,061	—	—	—	—	—	1,061	—	5,391
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	77	—	—	(780)	—	—	(703)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(1,722)	—	—	—	—	(1,722)	10,470	(8,748)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(681)	329,629	—	—	—	—	328,948	—	(328,948)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,087)	—
December 31, 2024	30,065,260	$3	71,500,000	7	72,899,037	$7	$—	$(137,004)	$152	$618	(1,635,783)	$(11,614)	(147,831)	$130,000	$482,863

(1) Represents the equity awards vested net of shares of Class A common stock withheld for taxes. Please see Note 16. Stock-based Compensation for additional information.
(2) As of May 30, 2023, two of our RNG facilities, Emerald and Sapphire were deconsolidated and accounted for under equity method as per ASC 323 Investments—Equity Method and Joint Ventures. Please see Note 3. Investment in Other Entities and Note 12. Variable Interest Entities for additional information.
(3) During the years ended December 31, 2024 and December 31, 2023, the Company issued 36,353 and 90,103 shares of Class A common stock under the Company's ATM program. Please see Note 2. Summary of Significant Accounting Policies and Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Twelve Months Ended December 31,
	2024	2023

Cash flows from operating activities:
Net income	$14,325	$127,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from equity method investments	(13,235)	(5,525)
Gain from disposal of plant and equipment	(311)	—
Distributions from equity method investments	14,336	12,242
Change in fair value of Convertible note receivable	(10)	—
Impairment of property, plant and equipment	2,016	—
Loss on warrant exchange	—	338
Depreciation and amortization	17,450	14,044
Amortization of deferred financing costs	1,094	1,720
Amortization of operating lease right-of-use assets	679	643
Loss on debt extinguishment	—	2,190
Accretion expense related to asset retirement obligation	435	521
Stock-based compensation	6,452	5,904
Provision for bad debts	85	518
Paid-in-kind interest income	(207)	(360)
Change in fair value of commodity swaps	704	—
Change in fair value of Convertible Note Payable	—	1,579
Change in fair value of the earnout liabilities	(1,596)	(6,890)
Unrealized gain on derivative financial instruments	—	(270)
Gain on deconsolidation of VIEs	—	(122,873)
Changes in operating assets and liabilities:
Accounts receivable	(4,475)	2,942
Accounts receivable, related party	4,174	(6,275)
Fuel tax credits receivable	(294)	(1,201)
Capital spares	(912)	(25)
Parts inventory	(103)	(2,880)
Environmental credits held for sale	(6,142)	1,502
Prepaid expense and other current and long-term assets	(5,312)	2,200
Contract assets	(4,285)	2,981
Accounts payable	2,519	6,686
Accounts payable, related party	908	1,228
Fuel tax credits payable	(136)	1,238
Accrued payroll	557	66
Accrued expenses	75	3,273
Operating lease liabilities - current and non-current	(636)	(613)
Asset retirement obligations	—	(49)
Other current and non-current liabilities	1,917	(1,910)
Contract liabilities	2,961	(1,699)
Net cash provided by operating activities	33,033	38,269
Cash flows from investing activities:
Purchase of property, plant, and equipment	(127,239)	(113,826)
Proceeds from disposal of plant and equipment	828	—
Deconsolidation of VIEs, net of cash	—	(11,947)
Proceeds from sale of short term investments	9,875	55,101

Cash paid for investment in other entities	(21,570)	(8,314)
Cash paid for Notes receivable	(750)	—
Distributions received from equity method investment	4,305	4,839
Net cash used in investing activities	(134,551)	(74,147)
Cash flows from financing activities:
Proceeds from OPAL Term Loan	100,000	196,617
Financing costs paid to other third parties	(629)	(10,264)
Repayment of Senior Secured Credit Facility	—	(22,750)
Repayment of Convertible Note Payable	—	(30,107)
Repayment of OPAL Term Loan	—	(106,090)
Repayment of Sunoma Loan	(1,621)	(546)
Repayment of Municipality loan	—	(76)
Repayment of finance lease liabilities	—	(993)
Proceeds from equipment loan	—	303
Proceeds from sale of non-redeemable non-controlling interest	—	12,753
Reimbursement of financing costs by joint venture partner	—	842
Payment of preferred dividends	(13,086)	(16,536)
Cash paid for taxes related to net share settlement of equity awards	(627)	(896)
Cash paid for purchase of shares upon exercise of put option	—	(16,391)
Distribution to non-redeemable non-controlling interest	(703)	(333)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	170	366
Net cash provided by financing activities	83,504	5,899
Net decrease in cash, restricted cash, and cash equivalents	(18,014)	(29,979)
Cash, restricted cash, and cash equivalents, beginning of period	47,242	77,221
Cash, restricted cash, and cash equivalents, end of period	$29,228	$47,242
Supplemental disclosure of cash flow information
Income taxes paid	$20	$—
Interest paid, net of $3,212 and $5,475 capitalized, respectively	$22,907	$6,929
Noncash investing and financing activities:
Fair value of Class A common stock issued for redemption of Public and Private warrants	$—	$338
Accrual for asset retirement obligation included in Property, plant and equipment	$723	$—
Right-of-use assets arising from lease modifications	$1,109	$—
Paid-in-kind dividend on redeemable preferred non-controlling interests	$—	$2,617
Right-of-use assets for finance leases included in Property, Plant and equipment, net	$2,403	$9,049
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$23,238	$15,128
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
The Company is organized into three operating segments based on the characteristics and the nature of products and services. The three operating segments are - RNG Fuel, Fuel Station Services and Renewable Power.
All amounts in these footnotes are presented in thousands of dollars except share and per share data.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and includes the accounts of the Company and all other entities in which the Company has a controlling financial interest: OPAL Renewable Power LLC (formerly Fortistar Methane 3 LLC (“FM3”) and Fortistar Methane 4 LLC), Sunoma Holdings, LLC (“Sunoma”), Central Valley LLC (“Central Valley”), Reynolds RNG LLC (“Reynolds”), Beacon RNG LLC (“Beacon”), New River LLC (“New River”), Prince William RNG LLC (“Prince William”), Cottonwood RNG LLC ("Cottonwood"), Polk County RNG LLC (“Polk County”), OPAL Contracting LLC (formerly Fortistar Contracting LLC), OPAL RNG LLC (formerly Fortistar RNG LLC), and OPAL Fuel station services LLC (“Fuel Station Services”). The Company’s audited consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' deficit in the consolidated balance sheets and as a non-redeemable non-controlling interests in the consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' (deficit) equity.
The Company reclassified certain Asset retirement obligations from current to non-current in its consolidated balance sheet as of December 31, 2023.
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The Company applies the VIE model from ASC 810 Consolidation when the Company has a variable interest in a legal entity not subject to a scope exception and the entity meets any of the five characteristics of a VIE. The primary beneficiary of a VIE is considered to be the party that both possesses the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the rights to receive benefits of the VIE that could be significant to the VIE. To the extent a VIE is not consolidated, the Company evaluates its interest for application of the equity method of accounting. Equity method investments are included in the consolidated balance sheets as “Investments in other entities.” Investments in unconsolidated entities in which the Company has influence over the operating or financial decisions are accounted for under the equity method.
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
As of December 31, 2024 and 2023, the Company accounted for its ownership interests in Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Paragon RNG LLC ("Paragon"), Emerald RNG LLC ("Emerald"), Sapphire RNG LLC ("Sapphire"), Land2Gas LLC (the "SJI Joint Venture"), Atlantic RNG LLC ("Atlantic"), Burlington RNG LLC ("Burlington") and GREP BTB Holdings LLC ("GREP") under the equity method.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of stock-based compensation, asset retirement obligations, the estimated losses on our trade receivables, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use assets and lease liabilities, the impairment assessment of goodwill, and the fair value of derivative instruments. Actual results could differ from those estimates.
Accounting Pronouncements Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment's net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of those additional measures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively for all periods presented. The Company adopted ASU 2023-07 in the year ended December 31, 2024 and applied the standard retrospectively for all periods presented. Please see Note 11. Reportable Segments, for additional information.
In October 2023, the FASB issued Accounting Standards Update No. 2023-06, Disclosure Improvements - Codification Amendments in response to SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The update requires certain additional disclosures including but not limited to accounting policy on relating to cash flows associated with derivative instruments and their related gains and losses in statement of cash flows, methods used in the diluted earnings per share computation for each dilutive security, disclosures related to assets mortgaged, pledged or otherwise subject to lien and collateralized obligations, disclosure of amounts and terms of unused lines of credit, unfunded commitments, weighted average interest rate on short-term borrowings, preference of preferred stock in an involuntary liquidation if the liquidation preference is other than par or stated value and disclosure of amounts at risk with an individual counterparty if the amount exceeds 10% of stockholder's equity. The Company adopted ASU 2023-06 in the year ended

December 31, 2024. The adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.
In March 2023, the FASB issued Accounting Standards Update No. 2023-01, Leases (Topic 842) (the "Update"). The Update requires the entities to classify and account for a leasing arrangement between entities under common control on the same basis as an arrangement with an unrelated party. The Update also requires that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset and accounts for the underlying asset as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 including interim fiscal periods within those fiscal years. The Company adopted ASU 2023-01 in the year ended December 31, 2024. The adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.
Accounting Pronouncements Not Yet Adopted
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to assist key stakeholders in better assessing how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU becomes effective for public companies for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents primarily consist of money market accounts, cash on deposit with banks and highly liquid investments with original maturities of three months or less from the date of purchase.
Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$24,310	$38,348
Restricted cash - current (1)	972	4,395
Long-term assets:
Restricted cash - non - current (2)	3,946	4,499
Total cash, cash equivalents, and restricted cash	$29,228	$47,242
(1) Restricted cash - current as of December 31, 2024 consists of $972 related to debt reserve on Sunoma Loan. Restricted cash - current as of December 31, 2023 consists of $3,361 related to debt reserve on the Sunoma Loan and $1,034 related to deposit on our interconnections payments. Restricted cash is classified as short term when the restriction is expected to be lifted within 12 months.
(2) Restricted cash - non - current as of December 31, 2024 includes restricted cash held as collateral related to the collateral requirements on our debt facilities and gas security deposit. Restricted cash - non - current as of December 31, 2023 includes restricted cash held as collateral related to the collateral requirements on our debt facilities.
Short term investments
The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity greater than three months but less than one year at the time of purchase to be short term investments. The short term investments of $— and $9,875 as of December 31, 2024 and December 31, 2023, respectively. The amounts in these money market accounts are liquid and available for general use.
Our short term investments are generally invested in commercial paper issued by highly credit worthy counter parties and government backed treasury bills. Investments are generally not FDIC insured and we take counter party risk on these investments.
Earnout Liabilities
In connection with the business combination completed in July 2022 (“Business Combination”) and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. As of December 31, 2024 and 2023 number of shares subject to forfeiture was 716,650 (the "Sponsor Earnout Awards"). The awards were recognized at fair value on the closing date and classified as a liability which is remeasured at each balance sheet date and any change in fair value is recognized in the Company's consolidated statement of operations as part of change in fair value of derivative instruments, net.
OPAL Fuels equity holders were eligible to receive an aggregate of 10,000,000 shares of Class B and Class D common stock upon the Company achieving each earn-out event during the earn-out period (the "Opal Earnout Awards"). Earn-out events were not achieved as of December 31, 2024 and the earnout award has been expired.
For the years ended December 31, 2024 and December 31, 2023, the Company recorded total gains from Earnout Awards of $1,596 and $6,890, respectively, in its consolidated statements of operations. As of December 31, 2024 and December 31, 2023, the Company recorded a Sponsor Earnout liability of $304 and $1,900, respectively, on its consolidated balance sheets.
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
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted down to their maximum redemption value if necessary, with an offset in Stockholders' equity. As of December 31, 2024, the maximum redemption value was $482,863.
Stock-based compensation
The Company issues stock-based compensation utilizing stock options, performance units and restricted stock units. In accordance with ASC 718, Stock Compensation, ("ASC 718"), stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Expense for stock-based compensation awards that include performance conditions are initially calculated and subsequently remeasured based on the outcome deemed probable of occurring, and recognized over the vesting period, with the ultimate amount of expense recognized based on the actual performance outcome. Forfeitures are recognized as they occur. Please see Note 16. Stock-based Compensation, for additional information.
Project development and startup costs
The Company has multiple RNG projects under construction for which the Company incurs certain development costs such as legal, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs. Additionally, the Company also incurs certain expenses on new RNG projects that started operating for the first two years such as virtual pipeline costs (trucking costs incurred until a physical pipeline is connected) and ramp up costs. These costs are temporary and non-recurring over the project lifetime. Historically, the Company included these expenses in Cost of sales - RNG Fuel and Selling, general and administrative expenses with no associated revenues. For the years ended December 31, 2024 and 2023, the Company is presenting these expenses in a separate line within operating expenses to provide additional information to the readers of the financial statements regarding the ongoing profitability of our RNG projects in operation.
The following table provides information on the types of expenses classified under this expense category:

	Twelve Months Ended December 31,
	2024	2023
Virtual pipeline costs (1)	$14,769	$1,295
Site lease expenses	1,142	1,021
Legal and professional fees	2,114	1,141
Royalties	—	833
Other	1,084	576
Total Project development and startup costs	$19,109	$4,866
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
Accounts Receivable, Net

Accounts receivable represent amounts due from the sale of RNG, natural gas, gas transportation, construction contracts, service contracts, environmental attributes, electricity, capacity, and LFG for which the Company has an unconditional right to payment. The accounts receivable are the net estimate realizable value between the invoiced accounts receivable and allowance for credit losses. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.
The Company did not have an allowance for credit losses as of December 31, 2024 and December 31, 2023.
Fuel Tax Credit Receivable/Payable
At December 31, 2024, the Company accrued federal fuel tax credits of $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel in 2024. At December 31, 2024 and 2023, fuel tax credits receivable were $5,639 and $5,345, respectively. Under the terms of its fuel sales agreements with certain of its customers, the Company is obligated to share portions of these tax credits. At December 31, 2024 and 2023, the amounts of fuel tax credits owed to customers were $4,422 and $4,558, respectively. The Company recorded its portion of tax credits earned as a reduction to cost of sales — RNG fuel in the consolidated statements of operations.
Asset Retirement Obligation
The Company accounts for asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The fair value of the estimated asset retirement obligations is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset. The discounted asset retirement costs capitalized amount is accreted over the life of the sublease or site lease agreement. Asset retirement obligations are deemed Level 3 fair value measurements as the inputs used to measure the fair value are unobservable. The Company estimates the fair value of asset retirement obligations by calculating the estimated present value of the cost to retire the asset. This estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental, and political environments. In addition, the Company determines the Level 3 fair value measurements based on historical information and current market conditions. An asset retirement obligation is classified as short-term if it is expected to be settled within one year. If the obligation is expected to be settled beyond one year, it is classified as long-term.
As of December 31, 2024 and 2023, the Company estimated the value of its total asset retirement obligations to be $7,886 and $6,728, respectively.
The changes in the asset retirement obligations were as follows as of December 31, 2024:

December 31, 2024
Balance, December 31, 2023 - Current and non-current	$6,728
Additions during the year	1,048
Deletion	(325)
Accretion expense	435
Total asset retirement obligation	7,886
Less: current portion	(2,804)
Total asset retirement obligation, net of current portion	$5,082
Revenue Recognition

The Company’s revenue arrangements generally consist of a single performance obligation to transfer goods or services. Revenue from the sale of RNG, CNG and, electricity is recognized by applying the “right to invoice” practical expedient within the accounting guidance for ASC 606 Revenue from Contracts with Customers ("ASC 606") that allows for the recognition of revenue from performance obligations in the amount of consideration to which there is a right to invoice the customer and when the amount for which there is a right to invoice corresponds directly to the value transferred to the customer. For some public CNG Fueling Stations where there is no contract with the customer, the Company recognizes revenue at the point in time that the customer takes control of the fuel.
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
On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra Energy Marketing, LLC (together with its affiliates, "NextEra") for the Environmental Attributes generated by the RNG Fuels business. Under this agreement, the Company is committed to sell a minimum of 90% of the Environmental Attributes generated and will receive net proceeds based on the agreed upon price less a specified discount. A specified volume of Environmental Attributes sold per quarter will incur a fee per Environmental Attribute in addition to the specified discount. The agreement was effective beginning January 1, 2022. For the years ended December 31, 2024 and 2023, the Company earned net revenues after discount and fees of $68,416 and $56,069, respectively, under this contract which was recorded as part of Revenues - RNG Fuel. For the years ended December 31, 2024 and 2023, the Company earned net revenues after discount and fees of $38,841 and $28,468, respectively, which was recorded as part of Revenues - Fuel Station Services.
During 2020, the Company entered into an agreement with a counterparty to sell LCFSs at one of our RNG facilities for a period of 7 years at a fixed contract price which has a certain predetermined floor and ceiling price per LCFS. The counterparty has the right to apply any excess payment made calculated as the difference between the adjusted Oil Price Information Service price and the floor price per the contract, against future sales of LCFSs during the contract term. Therefore, it includes a variable consideration that is constrained and is incorporated into the contract price only to the extent that it is probable that a significant reversal of the cumulative revenue recognized under the contract will not occur in a future period. As of December 31, 2024, the Company recorded $2,185 related to this agreement as part of Other long-term liabilities on the consolidated balance sheet.
During the third and fourth quarters of 2022, two of the wholly-owned subsidiaries from our Renewable Power portfolio entered into a purchase and sale agreement with an Environmental Attribute marketing firm to sell Environmental Attributes associated with renewable biomethane ("ISCC Carbon Credits") and purchase brown gas back at contracted fixed prices per million British thermal units ("MMBtus"). One of these contracts has a term of 3-years from the date of certification of the facility with an auto-renewal option. The other contract was terminated in August 2023. During the third quarter of 2023, three additional Renewable Power facilities entered into purchase and sale agreements with 3 year terms and similar terms and conditions as the previous contracts. For the years ended December 31, 2024 and 2023, the Company earned net revenues of $16,286 and $16,325, respectively under this contract which were recorded as part of Revenues - Renewable Power in the consolidated statement of operations.

Regulatory changes implemented by the European Union Commission took effect on November 21, 2024 that excluded biomethane produced outside of the European Union from being certified as eligible to be sold in accordance with the European Union Renewable Energy Directive. As a result, all of our contracts governing sales of ISCC Carbon Credits were terminated on November 21, 2024. Following such terminations, we expect to continue to earn revenues from sale of electricity generated by these Renewable Power facilities and the associated Environmental Attributes.
Starting in October 2024, the Company initiated the generation of Renewable Thermal Certificates ("RTCs"). RTCs are generated from the conversion of biogas to any thermal application (including power generation, heating or otherwise) and work similarly to renewable energy certificates ("RECs") used in electricity markets. RTCs are verified and certified by the Midwest Renewable Energy Tracking System (M-RETS). The M-RETS Renewable Thermal Tracking System issues one RTC for every dekatherm of RNG injected into the gas system.
Sales of Environmental Attributes such as RINs, RTCs, renewable energy credits ("RECs"), ISCC Carbon Credits and LCFS are generally recorded as revenue when the certificates related to them are delivered to a buyer. However, the Company may recognize revenue from the sale of RECs at the time of the related Renewable Power sales when the contract provides that title to the Environmental Attributes transfers at the time of production, the Company's price to the buyer is fixed, and collection of the sales proceeds is certain.
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
The Company provides all third-party construction contracts with a warranty, typically for a period of one year after substantial completion of the construction project. Based on the guidance and indicative factors provided by ASC 606, the Company concluded that it offers assurance-type warranties as it does not provide a service to the customer beyond fixing defects that existed at the time of completion. Therefore, these warranties are accounted for under ASC Topic 460, Guarantees ("ASC 460"), and not as a separate performance obligation.
Generally, the company estimates warranty costs based on historical claims experience, and other factors. Actual warranty claims may differ from the estimates, and adjustments to the liability are made as necessary. The Company accrued $171 and $132 of warranty reserves under accrued expense and other current liabilities as of December 31, 2024, and December 31, 2023, respectively.
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
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Twelve Months Ended December 31,
	2024	2023
Renewable power sales	$25,879	$33,648
Third party construction	39,769	49,318
Service	21,807	16,711
Brown gas sales	22,402	19,587
Environmental credits (1)	176,063	126,573
Parts sales	3,769	4,680
Other (2)	1,167	632
Total revenue from contracts with customers	290,856	251,149
Lease revenue (3)	9,116	4,959
Total revenue	$299,972	$256,108
(1) Includes revenues of $16,286 and $16,325 for the years ended December 31, 2024 and 2023, from customers domiciled outside of United States.
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
For the years ended December 31, 2024 and 2023, 13% and 19%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Other income
The following table shows the items consisting of items recorded as Other income:

	Twelve Months Ended December 31,
	2024	2023
Gain on deconsolidation of VIEs (1)	$—	$122,873
Gain on transfer of non-financial asset in exchange for services received (2)	1,656	1,599
Other	$555	$—
Other income	$2,211	$124,472
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
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2024	December 31, 2023
Accounts receivable, net	$32,013	$27,623
Contract assets:
Cost and estimated earnings in excess of billings	8,547	4,630
Accounts receivable retainage, net	2,528	2,160
Contract assets total	$11,075	$6,790
Contract liabilities:
Billings in excess of costs and estimated earnings	9,276	6,314
Contract liabilities total	$9,276	$6,314
During the year ended December 31, 2024, the Company recognized revenue of $3,746 that was included in "Contract liabilities" at December 31, 2023. During the twelve months ended December 31, 2023, the Company recognized revenue of $8,013 that was included in "Contract liabilities" at December 31, 2022.
Parts Inventory
Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. Inventory is stated at the lower of cost or net realizable value. The substantial amount of inventory is identified, tracked and treated as finished goods. An annual review of inventory is performed to identify obsolete items. The Company’s inventory reserves were $20 as of December 31, 2024 and 2023, respectively. Cost is determined using the average cost method.
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
Property, Plant, and Equipment, net
Property, plant, and equipment are recorded at cost, except for the portion related to asset retirement obligations, which are recorded at estimated fair value at the time of inception. Direct costs related to the construction of assets and renewals and betterments that materially improve or extend the life of the assets are capitalized. Additionally, any interest expense incurred on any outstanding construction loans is capitalized to the specific project. Replacements, maintenance, and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

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
Leases
Under ASC 842, leases are classified as either finance or operating arrangements, with such classification affecting the pattern and classification of expense recognition in the Company's income statement. Leases consist primarily of operating leases for site leases on landfills/dairy farms, office facilities and finance leases for site leases and vehicles. The Company determines if an arrangement is or contains a lease at inception. The Company accounts for lease and non-lease components as a single lease component and does not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less.
Operating and finance lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives. The Company generally uses an incremental borrowing rate estimated based on the information available at the lease commencement date or on the date of lease modification, if applicable, to determine the present value of lease payments unless the implicit rate is readily determinable. The Company estimates its incremental borrowing rate based on the rate of interest it would have to pay to borrow on a collateralized basis with an equal lease payment amount, over a similar term, and in a similar economic environment. Generally, the lease term is based on non-cancelable lease term when determining the lease assets and liabilities. The lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the Company's consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other non-current liabilities on the Company's consolidated balance sheets.
Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.
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
Environmental credits held for sale
The Company provides dispensing and credit monetization services to OPAL owned facilities and third-party customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the environmental credits received as part of Revenues - Fuel Station Services and environmental credits held for sale within current assets based on their estimated fair value at contract inception. It is recorded at historical fair value at contract inception and reviewed to ensure it is recorded at lower of cost and net realizable value at each balance sheet date. Due to the historically higher LCFS pricing, the fair value at contract inception may be significantly higher than the net realizable value of the environmental credits generated at the period-end balance sheet date. For the years ended December 31, 2024 and 2023, the Company recorded $10,365 and $7,354 as part of Cost of sales - Fuel Station Services in its consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.
Accrued environmental credit rebates
Accrued environmental credit rebates represent the Company's liabilities for dispensing services provided by third-party vendors. As of December 31, 2024 and 2023, the balance of Accrued environmental credit rebates was $5,391 and $4,057 respectively.
Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At December 31, 2024, the Company had a backlog of $66,384.
Major Maintenance
Major maintenance is a component of maintenance expense and encompasses overhauls of internal combustion engines, gas compressors and electrical generators. Major maintenance is expensed as incurred. Major maintenance expense was $7,637 and $7,240 for the years ended December 31, 2024 and 2023 respectively, and is included in cost of sales — Renewable Power in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired in a business combination subject to ASC 805, Business Combinations. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Accounting rules require that the Company test at least annually, or more frequently when a triggering event occurs that indicates that the fair value of the reporting unit may be below its carrying amount, for possible goodwill impairment in accordance with the provisions of ASC 350 Intangibles – Goodwill and Other. The Company performs its annual test on December 31.
As of December 31, 2024, $51.2 million of the goodwill balance is attributable to the acquisition of Beacon and is included within the RNG segment. Beacon meets the definition of a business under ASC 805 and is considered a reporting unit for goodwill assessment purposes.
The Company completed its annual goodwill impairment test for the Beacon reporting unit as of December 31, 2024. For this test, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative test used a combination of an income valuation methodology, using a discounted cash flow analysis ("DCF"), and a market valuation methodology, using the guideline public company method. With this approach, the fair value measurement is based on significant inputs that are not observable in the market and thus the fair value measurement is categorized within Level 3 of the fair value hierarchy. Significant assumptions used in the DCF projection included growth in RIN prices, future sales volumes based on production capacities and a terminal value based on a range of terminal earnings before interest, taxes, depreciation, and amortization. The future cash flows were discounted to present value using a weighted average cost of capital of the company and its closest competitors.
The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount as of the measurement date, resulting in no impairment loss as of December 31, 2024.
Intangible Assets and Liabilities
Identifiable intangible assets consist of three Power Purchase Agreements ("PPAs"), one fueling station contract, one transmission/distribution interconnection, and the cost of intellectual property all of which are amortized using the straight-line method over the underlying applicable contract periods or useful lives which range from five to twenty years.
The PPA intangible liabilities are amortized using the straight-line method over their contract life. Amortization related to these intangible liabilities is included in RNG fuel revenue and Renewable power revenue, respectively, in the consolidated statements of operations.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount that the carrying amounts of the assets exceed the fair value of the assets. Assets disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Company recorded $2,016 impairment expense for the year ended December 31, 2024. There was no material impairment expense recorded for the year ended December 31, 2023.
Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) information available regarding the current market value for such assets and/or (iii) estimates of the costs to replace an asset. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material.
Derivative Instruments
The Company estimates the fair value of its derivative instruments using available market information in accordance with ASC 820 Fair Value Measurement for fair value measurements and disclosures of derivatives. Derivative instruments are measured at their fair value and recorded as either assets or liabilities unless they qualify for an exemption from derivative accounting measurement such as normal purchases and normal sales. All changes in the fair value of recognized derivatives are recognized currently in earnings.
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
The Company maintains a risk management strategy that incorporates the use of interest rate swaps to minimize significant fluctuation in cash flows and/or earnings that are caused by interest rate volatility. The Company designated the interest rate swaps as cash flow hedges and applies hedge accounting. The Company records the fair value of the interest rate swap as an asset or liability on its consolidated balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
We recognize interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheet. As of December 31, 2024, the Company does not have any amounts recorded in connection to uncertain tax positions.
The Company elects to account for investment tax credits using the flow-through method. Under this method, investment tax credits are recognized as a reduction of income tax expense in the period in which the credit is generated. The Company has elected not to defer the recognition of these credits as a deferred tax asset, which would otherwise be recognized under the deferral method. This accounting treatment is in accordance with the applicable financial reporting standards and reflects management's judgment that the flow-through method more accurately represents the economic benefits of the investment tax credits to the Company. During the third quarter of 2024, tax credits generated from the Emerald RNG facility were transferred to a third-party and net proceeds of $8,906 from the sale were distributed to The Company. As permitted under the flow-through method, the tax benefit associated with the transfer is recorded as a reduction of income taxes.
Significant Customers, Vendors and Concentration of Credit Risk
For the year ended December 31, 2024, two customers accounted for 52% of revenue. For the year ended December 31, 2023, two customers accounted for 47% of revenue. At December 31, 2024, two customers accounted for 50% of accounts receivable. At December 31, 2023, two customers accounted for 54% of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of December 31, 2024, one vendor accounted for 17% of the accounts payable. As of December 31, 2023, one vendor accounted for 32% of the accounts payable.
Investment Tax Credits
In the third quarter of 2024, the Company sold to a third-party purchaser certain transferable Investment Tax Credits ("ITCs") that had been generated by the Company from its investments in the Renewable Natural Gas segment.
The Company elected to consider expected transfers of the credits in assessing their realizability as part of the valuation allowance analysis and recognize changes in the estimated proceeds as an adjustment to its valuation allowance. The Company accounted for the ITC sale in accordance with ASC 740 by electing the flow-through method to recognize the ITC benefit when it arises.
The net proceeds from the sale of tax credits, totaling $8,906, were received in cash and recorded as a credit to income tax expense as of December 31, 2024. The cash flows related to the total income tax benefits are presented in the statement of cash flow in the ‘Net income (loss)’ line item in operating activities. Legal and insurance fees associated with the transaction, totaling $1,440, consisting of $1,182 of buyer's expenses paid by the Company which are recorded as part of Income Tax Benefit and $258 of the Company's costs have been recorded as Project development and startup costs. Transaction costs are deductible for income tax purposes.
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary, it is written down to estimated fair value in the same period the impairment was identified. For the years ended December 31, 2024 and 2023, the Company did not identify any impairments on its investments in other entities.
3. Investment in Other Entities
The Company uses the equity method to account for investments in affiliates that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's investments in these nonconsolidated affiliates are reflected in the Company's consolidated balance sheets under the equity method, and the Company's proportionate net (loss) income, if any, is included in the Company's consolidated statements of operations as income (loss) from equity method investments.
We continue to evaluate operational developments and the impact of the anticipated expansion of the operations of our existing equity method investments. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integral part of our RNG segment business operations as they provide critical additional production capacity. Therefore, we have determined that the presentation of income (loss) from equity method investments as part of the operating income is more meaningful and useful information to the readers of our financial statements. As a result, we have classify our portion of income (loss) from equity method investments to Operating income.
The Company has elected to apply the cumulative earnings approach for classifying distributions received from equity method investees. Distributions are classified as cash inflows from operating activities unless they exceed the investor's cumulative equity in earnings, in which case the excess is classified as cash inflows from investing activities.
The following table shows the movement of Investment in Other Entities:

	Pine Bend	Noble Road	GREP	SJI	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%

Balance at December 31, 2022	$22,518	$25,165	$4,082	$—	$—	$51,765
Deconsolidation of Emerald and Sapphire	—	—	—	—	34,662	34,662
Deconsolidation of deferred financing costs and capitalized interest	—	—	—	—	1,383	1,383
Net income from equity method investment	4,333	5,642	(1,212)	(547)	364	8,580
Reclassification of adjustments into earnings	—	—	(334)	—	—	(334)
Contribution by the Company	—	—	—	2,114	6,200	8,314
Distributions from return on investment in equity method investment (1)	(5,066)	(6,291)	(521)	—	(364)	(12,242)
Distributions from return of investment in equity method investment (2)	(459)	(1,159)	—	—	(3,221)	(4,839)
Accumulated other comprehensive loss	—	—	—	—	(8)	(8)
Gain on deconsolidation of Emerald and Sapphire (3)	—	—	—	—	122,873	122,873
Amortization of basis difference (4)	(264)	(1,183)	—	—	(1,608)	(3,055)
Balance at December 31, 2023	$21,062	$22,174	$2,015	$1,567	$160,281	$207,099
Net income from equity method investment	3,956	4,892	(255)	(845)	11,323	19,071
Contribution by the Company	—	—	—	15,050	5,906	20,956
Distributions from return on investment in equity method investment (1)	(3,800)	(4,298)	—	—	(6,238)	(14,336)
Distributions from return of investment in equity method investment (2)	(1,525)	(1,077)	—	—	(1,703)	(4,305)
Accumulated other comprehensive income	—	—	—	—	332	332
Amortization of basis difference (4)	(157)	(594)	—	—	(5,084)	(5,835)
Capitalized interest	—	—	—	612	—	612
Balance at December 31, 2024	$19,536	$21,097	$1,760	$16,384	$164,817	$223,594
(1) Recorded as part of cash flows from operating activities for the year ended December 31, 2024 and 2023.
(2) Recorded as part of cash flows from investing activities for the years ended December 31, 2024 and 2023.
(3) Represents gain on the deconsolidation of previously consolidated entities due to the loss of controlling financial interest in May 2023. Recorded as part of Other income in our consolidated statement of operations for the year ended December 31, 2023.
(4) Reflected in Income from equity method investments in the consolidated statements of operations for the year ended December 31, 2024 and 2023.
The following table summarizes the income from equity method investments:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Revenue (1)	$111,296	$50,074
Gross profit	45,803	12,065
Net income	36,100	6,323
Net income from equity method investments (1)	$13,235	$5,525
(1) Net income from equity method investments represents our portion of the net income from equity method investments including amortization of any basis differences.
A summary of financial information for our portion of the assets and liabilities in equity method investees in the aggregate is as follows:

	December 31, 2024	December 31, 2023
Current assets	$10,554	$12,604
Non-current assets	121,934	91,215
Total assets	132,488	103,819
Current liabilities	15,993	14,358
Non-current liabilities	24,612	19,194
Total liabilities	$40,605	$33,552
Biotown Note receivable
In August 2021, the Company acquired 100% ownership interest in Reynolds which held a note receivable of $10,450 to Biotown. On July 15, 2022, Biotown repaid the total amount outstanding under the Note receivable.
The Note receivable also entitles Reynolds to receive 4.25% of any revenue-based distributions made up to a maximum of $4,500 over the term of the debt. The Company initially recorded the fair value of the Note receivable — variable fee component of $1,538 as an allocation of the initial investment balance of $10,450. The Company and recorded payment-in-kind interest income of $207 and $413 as a reduction to interest and financing expense, net in the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.
The Note receivable - variable fee component of $2,509 and $2,302 is recorded as a long-term asset on its consolidated balance sheets as of December 31, 2024 and 2023, respectively.
4. Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Plant and equipment	$317,926	$205,188
CNG/RNG fueling stations	68,899	51,749
Construction in progress (1)	169,571	175,060
Buildings	2,585	2,585
Land	1,303	1,303
Service equipment	2,992	2,481
Leasehold improvements	815	815
Vehicles	748	489
Office furniture and equipment	307	307
Computer software	277	277
Land lease - finance lease	5,567	6,469
Vehicles - finance leases	3,983	2,580
Other	661	591
	575,634	449,894
Less: accumulated depreciation	(117,376)	(110,401)
Property, plant, and equipment, net	$458,258	$339,493
(1) Includes $3,212 of interest capitalized from our general borrowings for the year ended December 31, 2024 and $5,475 for the year ended December 31, 2023.
On October 20, 2023, our wholly owned subsidiary entered into an Asset Purchase and Sale Agreement (for the purposes of this paragraph, the “Agreement”) with Washington Gas Light Company ("WGL") with respect to a gas pipeline extension and associated interconnection facilities (the “Pipeline Project”) that is contemplated as part of the subsidiary's RNG production facility at the Prince William County landfill located in Manassas, Virginia. The Agreement obligates the subsidiary to develop, plan and permit the Pipeline Project to deliver RNG from the facility to an interconnection point on WGL’s pipeline. Per the terms and conditions of the Agreement, WGL will purchase the Pipeline Project from the subsidiary after its final completion at a purchase price of $25 million. The closing is contingent upon approval of the Agreement by the Virginia State Corporation Commission, as well as the satisfaction of customary closing conditions, and the outside closing date was on or prior to October 20, 2024. During the second quarter of 2024, the agreement was amended to move the closing date to fourth quarter of 2025.
The Company concluded that the arrangement does not constitute a transaction with a customer under ASC 606, and the Pipeline and its related easements represent a single distinct asset that will be derecognized at the point in time when the transferee gains control.
As of December 31, 2024, the Company had $7.75 million capitalized as CIP related to the construction of the asset. In the fourth quarter of 2024, the Company noted an increase in the construction budget and considered the asset for impairment under ASC 360 Property, Plant and Equipment. The Company estimates that its capitalized costs, combined with remaining budgeted construction expenditures, will reach $37.0 million by the asset’s completion date. In contrast, the Company expects to receive a payment of $23.1 million from WGL in exchange for the Pipeline, net of taxes. As a result, the asset does not meet the recoverability test as of December 31, 2024.
To calculate the amount of impairment, the Company further assessed the fair value of the Pipeline using the replacement cost approach. This approach is based on the premise that a prudent investor would pay no more for an asset of similar utility than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the valuation date. To estimate the fair value, the Company used the current cost of producing or constructing a similar new item, reduced for depreciation. The results of the impairment assessment indicated that the fair value of the asset exceeded its carrying amount as of the measurement date, resulting in no impairment loss as of December 31, 2024.
As of December 31, 2024, the Construction in progress consists of capital expenditures on construction of RNG generation facilities including, but not limited to Cottonwood, Central Valley RNG projects and RNG dispensing facilities.

Polk County became operational in the fourth quarter of 2024. Regarding the Central Valley RNG projects, please refer to Note 17. Commitments and Contingencies for additional information.
Depreciation expense on property, plant, and equipment for the years ended December 31, 2024 and December 31, 2023 was $17,176 and $13,481 respectively.
5. Intangible Assets, Net
Intangible assets, net, consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (Years)
Power purchase agreements	$8,999	$(7,669)	$1,330	18.1
Transmission/distribution interconnection	1,600	(1,600)	—	15.1
Intellectual property	43	(43)	—	5.0
Total intangible assets	$10,642	$(9,312)	$1,330

	December 31, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (years)
Power purchase agreements	$8,999	$(7,926)	$1,073	18.1
Transmission/distribution interconnection	1,600	(1,076)	524	15.1
Intellectual property	43	(36)	7	5.0
Total intangible assets	$10,642	$(9,038)	$1,604
Amortization expense for the years ended December 31, 2024 and 2023 was $274 and $563, respectively. At December 31, 2024, estimated future amortization expense for intangible assets is as follows:

Fiscal year:
2025	267
2026	231
2027	171
2028	171
2029	171
Thereafter	319
$1,330
6. Goodwill
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel	Fuel Station Services	Total
Balance at December 31, 2024	$51,155	$3,453	$54,608
Balance at December 31, 2023	$51,155	$3,453	$54,608
7. Borrowings
The following table summarizes the borrowings under the various debt facilities as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
OPAL Term Loan and Revolver	286,617	186,618
Less: unamortized debt issuance costs	(9,122)	(10,086)
Less: current portion	(10,865)	—
OPAL Term Loan, net of debt issuance costs	266,630	176,532
Sunoma Loan	20,846	22,453
Less: unamortized debt issuance costs	(717)	(835)
Less: current portion	(1,756)	(1,608)
Sunoma Loan, net of debt issuance costs	18,373	20,010
Non-current borrowings total	$285,003	$196,542
As of December 31, 2024, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the consolidated balance sheet:

	OPAL Term Loan	Sunoma Loan	Total
Fiscal year:
2025	$10,865	$1,756	$12,621
2026	10,865	1,898	12,763
2027	10,865	2,051	12,916
2028	254,022	2,213	256,235
2029	—	2,395	2,395
Thereafter	—	10,533	10,533
	$286,617	$20,846	$307,463
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
The Credit Agreement includes certain customary and project-related affirmative and negative covenants, including restrictions on distributions, and events of default, which include payment defaults breaches of covenants, changes of control, materially incorrect or misleading representations or warranties, bankruptcy or other events of insolvency and certain project-related defaults. As of December 31, 2024, the Company is in compliance with the covenants under the OPAL Term Loan. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness.
On March 3, 2025, OPAL Fuels Intermediate HoldCo LLC, as the borrower (the “Borrower”), certain subsidiaries of the Borrower, as guarantors (the “Guarantors”), the lenders and issuers of letters of credit party thereto and Bank of America, N.A. as the administrative agent (the “Administrative Agent”) entered into that certain Amendment No. 1 to Credit and Guarantee Agreement (the “Credit Agreement Amendment”), with respect to that certain Credit and Guarantee Agreement (the “Credit Agreement”) dated September 1, 2023, by and among the Borrower, the Administrative Agent, the financial institutions from time to time parties thereto as lenders and as issuers of letters of credit, and the other agents and persons from time to time party thereto (as amended, restated, amended and restated, supplemented or otherwise modified and in effect from time to time).
The Credit Agreement Amendment makes certain changes to the applicability of certain financial covenants and modifies other covenants to clarify the use of loan proceeds. Additionally, the Credit Agreement Amendment permits the organizational restructuring of the Guarantors in a manner designed to facilitate the sale of federal investment tax credits and the ability to raise additional future capital.
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1,250.
As of December 31, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $286,617 and $186,618, respectively. During the year ended December 31, 2024, the Company drew down $85,000 including $15,000 drawn under revolver loan. The Company utilized $29,088 of availability under the revolver loan. Of this amount, $14,088 was utilized for the issuance of letters of credit to support the operations of the Borrower and the Guarantors, while $15,000 was drawn to support working capital needs.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20,000. Sunoma paid $635 in financing fees. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20,000 to $23,000. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at an annual fixed rates of 7.8%, and 8.2% per annum during the term.

The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. As of December 31, 2024, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
As of December 31, 2024 and December 31, 2023, the outstanding loan balance (current and non-current) excluding deferred financing costs was $20,846 and $22,453, respectively.
The significant assets of Sunoma are parenthesized in the consolidated balance sheets as of December 31, 2024 and December 31, 2023. See Note 12. Variable Interest Entities for additional information.
Convertible Note Payable
On May 1, 2021, the Company acquired the remaining ownership interests in Beacon and signed an unsecured, contingently convertible note (the "Convertible Note Payable") with ARCC Beacon LLC ARCC Beacon LLC, a Delaware limited liability company and affiliate of Ares Management Corporation, for a total aggregate amount for $50,000 at an interest rate of 8.00% per annum.
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
Interest rates
2024
For the year ended December 31, 2024, the effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 8.8%.
For the year ended December 31, 2024, the interest rate on the Sunoma Loan was 8.7%.
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

The following table summarizes the Company's total interest and financing expense, net for the year ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Senior Secured Credit Facility	$—	$311
Convertible Note Payable mark-to-market	—	1,579
Sunoma Loan	1,769	1,803
OPAL Term Loan (1)	15,063	5,231
Commitment fees and other finance fees	2,730	1,491
Amortization of deferred financing cost	1,395	1,720
Finance leases	574	105
Interest income	(1,921)	(2,934)
Total interest and financing expense, net	$19,610	$9,306
(1) Excludes $3,212 and $5,475 of interest capitalized and recorded as part of Property, Plant and Equipment for the years ended December 31, 2024 and 2023, respectively.
8. Leases
Lessor contracts
Fuel Provider agreements
Fuel provider agreements ("FPAs") are for the sale of brown gas, service and maintenance of sites. The Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing CNG/RNG to the customer for a determined number of years. The contractual term of these arrangements may include options to extend/renew, terminate the agreement upon the occurrence of certain actions by a government authority or regulatory agency or terminate the agreement and purchase the underlying station for fair market value. We determine if an arrangement contains a lease at inception by assessing whether an identified asset exists and if the customer has the right to control the use of the identified asset. Accordingly, we have determined that the FPAs contain a lease component for the use of the Fueling Station in addition to the non-lease components related to providing CNG/RNG as well as providing all-inclusive maintenance and warranty services. The lease components of the FPAs are considered to be operating leases with variable consideration. The adjustments to payments are based on a variety of factors including changes in an index or rate (such as the market price of natural gas and utilities), the amount of fuel dispensed from the station, annual escalators, volume discounts and discounts for tax and environmental credits retained by the Company. The Company excludes taxes assessed by a government authority that are imposed on and concurrent with the FPA transaction collected by the Company from the customer. As per ASC 842 Leases ("ASC 842"), the revenue is recognized in the period earned.
We estimate the amount we expect to derive from the underlying asset following the end of the lease term based on the remaining economic life of the asset. Our FPAs generally do not include any residual value guarantees. The Company typically expects the underlying asset to have no residual value following the end of the lease term. Agreements which include renewal and termination options are included in the lease terms if we believe the options are "reasonably certain" to be exercised by the lessee or if an option to extend is controlled by the Company.
Included in Fuel Station Service revenues are $8,146 and $3,943 related to the lease portion of the FPAs for the years ended December 31, 2024, and 2023, respectively. The Company allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis. The Company utilized a combination of approaches to estimate the standalone selling prices when directly observable selling price was not available. These estimates were developed through the use of information available such as market conditions and prices, jurisdictional-specific facts, and internal estimates when market data is not available. In instances where there are no observable standalone selling prices for a component, significant judgement is required in determining the standalone selling price.

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
Included in Renewable Power revenues are $970 and $1,016 related to the lease element of the PPAs for the years ended December 31, 2024 and 2023, respectively.
Lessee contracts
Ground/Site leases
The Company through various of its indirectly owned subsidiaries holds site leases on landfills/dairy farms to build RNG generation facilities. Typically, the lease payments over the lease term are immaterial except for three of our RNG facilities - Beacon and two sites at our Central Valley project - MD Digester ("MD") and VS Digester ("VS"). During the year ended December 31, 2024, the Company revised the commercial operation date for its leases for MD and VS which changed the lease term for both the leases. The Company treated this as a lease modification and increased its right-of-use asset and corresponding lease liability by $1,109 on its consolidated balance sheet as of December 31, 2024, using the incremental borrowing rate from 7.28% to 7.53%.
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
The lease expense for the site leases is included as part of Cost of sales - RNG Fuel in its consolidated statements of operations for the years ended December 31, 2024 and 2023. The lease expense for the office lease is recorded as part Selling, general and administrative expenses in its consolidated statements of operations for the years ended December 31, 2024 and 2023.
Vehicle leases
The Company leases approximately 108 vehicles in our FM3 and OPAL Fuel Station Services subsidiaries. The leases contain repurchase options at the end of the lease term and the sum total of the lease payments represents substantially the fair value of the asset.
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
Right-of-use assets and Lease liabilities as of December 31, 2024 and December 31, 2023 are as follows:

Description	Location in Balance Sheet	December 31, 2024	December 31, 2023
Assets:
Operating leases (1):
Site leases	Right-of-use assets	$12,213	$11,330
Office lease	Right-of-use assets	518	971
		12,731	12,301
Finance leases (1):
Vehicle leases	Property, plant and equipment, net	3,983	2,580
Site lease	Property, plant and equipment, net	5,567	6,468
		9,550	9,048
Total lease right-of-use assets		$22,281	$21,349

Liabilities (1):
Sites leases	Operating lease liabilities - current portion	$231	$130
Office lease	Operating lease liabilities - current portion	549	508
Vehicle leases - finance	Accrued expenses and other current liabilities	1,427	827
Site leases - finance	Accrued expenses and other current liabilities	1,157	571
		3,364	2,036

Sites leases	Operating lease liabilities - non - current portion	12,103	11,222
Office lease	Operating lease liabilities - non - current portion	52	602
Vehicle leases - finance	Other long-term liabilities	2,665	1,801
Site leases - finance	Other long-term liabilities	4,893	5,587
		19,713	19,212
Total lease liabilities		$23,077	$21,248
(1) The Operating and Finance lease right-of-use asset and corresponding lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 3.59% to 8.01%.
The table below presents components of the Company's lease expense for the years ended December 31, 2024 and 2023:

Description	Location in Statement of Operations	Twelve Months Ended December 31,
		2024	2023
Operating lease expense for site leases	Project development and start up costs	$1,126	$1,087
Operating lease expense for office lease	Selling, general, administrative expenses	484	484
Amortization of right-of-use assets - finance leases	Depreciation, amortization and accretion expense	1,923	667
Interest expense on lease liabilities - finance leases	Interest and financing expense, net	595	105
		$4,128	$2,343
The Company does not have material short term lease expense for the years ended December 31, 2024 and 2023.
The Company did not enter into any operating leases greater than 12 months for the year ended December 31, 2024.

Weighted average remaining lease term (years)	December 31, 2024
Operating leases	20.6 years
Finance leases	5.9 years
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of December 31, 2024:

	Site leases	Office leases	Vehicle and Equipment leases	Site lease - Finance	Total

Weighted average discount rate	7.3%	3.6%	6.9%	6.5%

2025	$1,044	$562	$1,711	$825	$4,142
2026	1,051	47	1,556	963	3,617
2027	1,129	—	1,028	963	3,120
2028	1,129	—	337	4,250	5,716
2029	1,129	—	—	—	1,129
Thereafter	18,779	—	—	—	18,779
	24,261	609	4,632	7,001	36,503

Present value of lease liability	12,334	601	4,092	6,050	23,077

Lease liabilities - current portion	231	549	1,427	1,157	3,364
Lease liabilities - non-current portion	12,103	52	2,665	4,893	19,713
Total lease liabilities	$12,334	$601	$4,092	$6,050	$23,077

Discount based on incremental borrowing rate	$11,927	$8	$540	$951	$13,426

9. Derivative Financial Instruments and Fair Value Measurements
Interest rate swap contract
During the year ended December 31, 2024, the Company entered into an interest rate swap for the notional amount of $30,000 of the OPAL Term Loan at a fixed interest rate of 3.354% with a maturity date of September 1, 2028 to hedge the SOFR-based floating interest rate.
The interest rate swap was designated and qualified as a cash flow hedge. The Company uses interest rate swaps for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company’s debt from a floating to a fixed rate. Credit risk is the failure of the counter party to perform under the terms of the swap contract. When the fair value of the swap contract is positive, the counter party owes the Company creating a credit risk. The interest rate swap is an agreement between the Company and counterparties in which the Company agrees to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the interest rate swap and the prevailing market interest rates. The Company may terminate the interest rate swaps prior to their expiration dates, at which point a realized gain or loss may be recognized, or may be amortized over the original life of the interest rate swap if the hedged debt remains outstanding. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. By using commodity swaps, the Company exposes itself to credit risk. Credit risk is the failure of the counter party to perform under the terms of the swap contract. When the fair value of the swap contract is positive, the counter party owes the Company creating a credit risk.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. This instrument is classified as Level 2 in the fair value hierarchy. The effective portion of the swap is recorded in accumulated other comprehensive income. A periodic settlement of $96 was recorded under Prepaid expense and other current assets for the year ended December 31, 2024. The Company expects to release $238 from the Other Comprehensive Income in the next twelve months.

	December 31, 2024	December 31, 2023	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as cash flow hedges:
Short term portion of the interest rate swaps	$238	$—	Derivative financial assets, current portion
Long term portion of the interest rate swaps	448	—	Derivative financial assets, non-current
	$686	$—
The effect of interest rate swaps on the consolidated statement of operations were as follows:

	Twelve Months Ended December 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023
Swaption	$—	$(46)
Net periodic settlements - interest rate swaps (1)	96	1,146
	$96	$1,100	Change in fair value of derivative instruments, net
(1) The prior 2023 year includes $334 reclassification into earnings from our equity method investments and $812 reclassification on the gain on termination of interest rate swaps on May 30, 2023.
The Company enters into interest rate swap contracts with counterparties that allow for net settlement of derivative assets and derivative liabilities. The Company has made an accounting policy election to offset recognized amounts relating to these interest swaps within the consolidated balance sheets. There were no amounts offset in the Balance Sheet as of the period-end dates. In addition, there were no collateral balances with counterparties outstanding as of the period-end dates.
Commodity swap contracts
The Company utilizes commodity swap contracts to hedge against the unfavorable price fluctuations in market prices of electricity and natural gas. The Company does not apply hedge accounting to these contracts. As such, unrealized and realized gain (loss) is recognized as a component of Renewable Power revenues in the consolidated statement of operations and Derivative financial asset — current and non-current in the consolidated balance sheets. These are considered to be Level 2 instruments in the fair value hierarchy. By using commodity swaps, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counter party to perform under the terms of the swap contract. When the fair value of the swap contract is positive, the counter party owes the Company creating a credit risk. The Company manages the credit risk by entering into contracts with financially sound counter parties. To mitigate this risk, management monitors counterparty credit exposure on an annual basis, and the necessary credit adjustments have been reflected in the fair value of financial derivative instruments. When the fair value of the swap contract is negative, the Company owes the counterparty creating a market risk that the market price is higher than the contract price resulting in the Company not participating in the opportunity to earn higher revenues.
The Company entered into an International Swaps and Derivatives Association ("ISDA") agreement with NextEra, a related party, in November 2019. Pursuant to the agreement, the Company entered into two additional commodity swaps in October 2022 for a period of one to two years with contract prices ranging between $65.50 and $68.50 per MWh. The swaps are expected to be settled by physical delivery on a monthly basis. The Company elected the normal purchase and normal sale exclusion and will not apply fair value accounting under ASC 815, Derivatives and hedging ("ASC 815"). The Company continues to meet the normal purchase normal sale exclusion for all the reporting periods presented.
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
In November 2024, the Company entered into a second confirmation under the ISDA to sell energy and related green attributes (i.e., RECs) to NextEra. Under this confirmation, the Company delivered a total of 5,000 MWh of power to NextEra on an hourly basis within the fourth quarter of 2024 between November and December 31, 2024. Sale of energy is accounted under ASC 815 with the contract settled as of December 31, 2024. The associated RECs will be delivered to NextEra on or before April 15, 2025 and are accounted for under ASC 606.
In December 2024, the Company entered into an power purchase and sale agreement with a NextEra for sale of electricity with a fixed quantity of 30,660 MWH over a one-year term, with a contract price of $43.60 per MWH. The forward contract is expected to be settled by physical delivery of electricity on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815.
The Company entered into an ISDA agreement with NextEra, a related party in November 2022. Pursuant to the agreement, in December 2024 the Company entered in 15-month pay variable receive fixed cash settled electricity commodity swap with NextEra. The Company will receive Fixed Price $56.15 per MWh and pay Floating Price. Total notional quantity of the contract is 10,919 MWH. The Company applied fair value accounting under ASC 815 for this transaction.
The Company entered into an ISDA agreement with JPMorgan Chase Bank, National Association, New York Branch (“JPMorgan”) in September 2024. Pursuant to the agreement, in January 2025 the Company entered in two 17-month pay variable receive fixed cash settled natural gas commodity swaps with fixed price of $3.875 per MMBTU and total notional quantity of 850,000 MMBTUs each. The Company will apply fair value accounting under ASC 815 for these transactions.

The following table summarizes the effect of commodity swaps on the consolidated statements of operations for the years ended December 31, 2024 and 2023:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Twelve Months Ended December 31,
		2024	2023
Commodity swaps - realized gain	Revenues - Renewable Power	$761	$1,839
Commodity swaps - unrealized gain (loss)	Revenues - Renewable Power	(704)	763
Total realized and unrealized gain	Revenues - Renewable Power	$57	$2,602
The following table summarizes the derivative assets and liabilities related to commodity swaps as of December 31, 2024 and December 31, 2023:

	Fair Value		Location of Fair value recognized in Balance Sheet
	December 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Current portion of unrealized gain on commodity swaps	$—	$633	Derivative financial asset, current portion
Current portion of unrealized loss on commodity swaps	(9)	—	Derivative financial liability, current portion
Non - current portion of unrealized loss on commodity swaps	(63)	—	Derivative financial liability, non - current portion
Other derivative liabilities
On July 21, 2022, the Company recorded derivative liabilities for the outstanding put option to Meteora Capital Partners and its affiliates "Meteora", the Sponsor Earnout Awards and the OPAL Earnout Awards. The put option with Meteora expired in January 2023. The change in fair value on Sponsor Earnout and OPAL Earnout Awards is recorded as change in fair value of derivative instruments, net in the consolidated statement of operations for the years ended December 31, 2024 and 2023.
The following table summarizes the effect of change in fair value of other derivative liabilities on the consolidated statements of operations for the years ended December 31, 2024 and 2023:

Derivative liability	Twelve Months Ended December 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2024	2023
Put option to Meteora	$—	$(311)
Sponsor Earnout Awards	1,596	1,890
OPAL Earnout Awards	—	5,000
	$1,596	$6,579	Change in fair value of derivative instruments, net
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

The carrying value of the Company's long-term debt, which are considered Level 2 in the fair value hierarchy, of $297,624 and $196,542 as of December 31, 2024 and December 31, 2023, respectively, approximates its fair value because our interest rate is variable and reflects current market rates.
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
The fair value of the Sponsor Earnout Awards as of December 31, 2024, was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the 2.56 years remaining in the vesting window. Assumptions used in the valuation are as follows:
•Current stock price — The Company's closing stock price of $3.39 as of December 31, 2024;

•Expected volatility —50% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 4.26% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 2.56 year term of the earnout period;
•Dividend yield - zero.
The fair value of the OPAL Earnout Awards as of December 31, 2024 and December 31, 2023 was determined to be zero as their expiration date is December 31, 2024 and the Company does not expect to achieve the earn-out target.
Convertible note receivable
In July, 2024, the Company purchased a convertible note pursuant to which the Company has the right to convert the note into shares of common stock of the investee. The note has a term of 12 months from the closing date, unless paid or converted earlier in accordance with the terms of the agreement. The convertible note receivable is classified as available-for-sale. The Company elected to measure the convertible note receivable initially and subsequently at fair value with changes reported in earnings to accurately reflect current market expectations and conditions. The convertible note receivable is accounted for based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company reported the aggregate fair value as a separate line item in the consolidated balance sheets. Changes in fair value, including interest income, are presented under the Other Income line item in the consolidated statement of operations. As of December 31, 2024, fair value of the convertible note equaled to $760. The Company estimates the fair value of its convertible note receivable using a weighted probability model which considers two potential settlement scenarios over the term of the note, discounted to the reporting date. The valuation of the conversion option is determined using option pricing model, which incorporate key assumptions and estimates, including expected volatility, the anticipated term of the instrument, and applicable risk-free interest rate.
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2024.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2024 and December 31, 2023, set forth by level, within the fair value hierarchy:

	Fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$7,886	$7,886
Earnout liabilities	—	—	304	304
Commodity swap contracts	—	72	—	72
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	29,228	—	—	29,228
Interest rate swap contracts	—	686	—	686
Convertible note receivable	—	—	760	760

	Fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligation	$—	$—	$6,728	$6,728
Earnout liabilities	—	—	1,900	1,900
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	47,242	—	—	47,242
Short term investments	9,875	—	—	9,875
Commodity swap contracts	—	633	—	633
(1) Includes balances in money market accounts of $19,786 and $31,965, respectively as of December 31, 2024 and December 31, 2023.
A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the year ended December 31, 2024 is included in Note 2, Summary of Significant Accounting Policies.

10. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra.
Sale of non-controlling interests to Related Parties
On November 29, 2021, as part of an exchange agreement, OPAL Fuels issued 14 newly authorized common units and 300,000 Series A-1 preferred units to Hillman RNG Investments, LLC, a Delaware limited liability company and an affiliate of Fortistar ("Hillman") in return for Hillman’s non-controlling interest in four RNG project subsidiaries for total consideration of $30,000. Upon the consummation of the Business Combination, the Series A-1 preferred units have been converted to Redeemable preferred non-controlling interests. The Company recorded preferred dividend of $2,416 and paid-in-kind preferred dividend of $2,590 for the years ended December 31, 2024 and 2023, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information. As of December 31, 2024 and 2023, there was accrued preferred dividends payable of $— and $604 respectively.
Issuance of Redeemable preferred non-controlling interests
On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. The Company recorded preferred dividend of $8,054 and paid-in-kind preferred dividend of $8,421 for the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024 and 2023, there was accrued preferred dividends payable of $0 and $2,013, respectively. Please see Note 13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Deficit, for additional information.
The Series A preferred units have limited rights to prevent OPAL Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of OPAL Fuels LLC’s primary business. The Series A preferred units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company was allowed to elect to issue additional Series A preferred units ( paid-in-kind) in lieu of cash for the first eight dividend payment dates. As of December 31, 2024 and 2023, there was accrued preferred dividend payable of $0 and $2,013, respectively.
At any time after issuance, OPAL Fuels LLC may redeem the Series A preferred units for a price equal to original issue price of $100 per unit plus any accrued and unpaid dividends. Upon written notice from NextEra at any time after November 29, 2025, we would be required to redeem the Series A preferred units. In the event the Company does not redeem the Series A preferred units when requested, Nextera will have the following rights and remedies: (1) NextEra’s affiliate may extend the RNG Marketing Agreement by 12 months; or (2) the dividend rate would increase depending on the length of time the Series A preferred units remain unredeemed to up to 20% per annum, and if more than $25,000 preferred equity is outstanding for more than six months after November 29, 2025, NextEra may appoint a director to our Board of Directors; or (3) NextEra may convert the Series A preferred equity into common equity of the OPAL Fuels LLC at a conversion price at a 20% to 30% discount to their value (the discount is 20% during the first 12 months after November 29, 2025, 25% for the next 12 months thereafter and 30% thereafter).
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

For the year ended December 31, 2024, the Company earned net revenues after discount and fees of $68,416 under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $38,841, under this contract which was recorded as part of Revenues - Fuel Station Services.
For the year ended December 31, 2023, the Company earned net revenues after discount and fees of $56,069 under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $28,468, under this contract which was recorded as part of Revenues - Fuel Station Services. Please see Note 2. Summary of Significant Accounting Policies for additional information.
Commodity swap contracts under ISDA and REC sales contracts
The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company entered into commodity swap contracts on a periodic basis. As of December 31, 2024 and 2023, there were one and three commodity swap contracts outstanding respectively. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as part of Revenues - Renewable Power. Please see Note 9. Derivative Instruments and Fair Value Measurements for additional information. Additionally, the Company has contracts to sell RECs and capacity to NextEra on multiple Renewable Power facilities at market price. The Company recorded $6,912 and $6,614 as revenues earned under these contracts during the years ended December 31, 2024 and 2023 respectively.
In October 2024, the Company entered into an ISDA confirmation to sell specified capacity attributes (5 MW/month) to NextEra for one year period from January to December 2025. The confirmation is expected to be settled by physical delivery on a monthly basis and is accounted for under ASC 606.
Purchase of investments from Related Parties
In August 2021, the Company acquired a 100% of the ownership interests in Reynolds, an RNG production facility for $12,020 which was funded with cash on hand. Reynolds held an equity investment of 1,570 Class B units in GREP representing 20% interest for a cash consideration of $1,570 which owns 50% of Biotown, a power generation facility under development to convert to an RNG facility. The Reynolds transaction was an asset acquisition from an affiliate under common control. The Company accounts for its 20% equity investment in GREP under the equity method. The Company recorded $(255) and $(1,212) as its share of net (loss) income for the years ended December 31, 2024 and 2023.
Revenues contracts with equity method investment entities
The Company's wholly owned subsidiary, OPAL Fuel Station Services contracted with Pine Bend, Noble Road, Biotown, Emerald and Sapphire to dispense RNG and to generate and market resulting RINs. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs and LCFSs received as inventory based on their estimated fair value at contract inception. Additionally, OPAL Fuel Station Services provides the same services to all wholly-owned subsidiaries of the Company. The revenues earned from the wholly-owned entities are fully eliminated in the consolidated financial statements.
The term of these contracts each runs for a term of 10 years. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as inventory based on their estimated fair value at contract inception. For the years ended December 31, 2024 and 2023, the Company earned environmental processing fees of $9,677 and $2,615, net of intersegment elimination, under this agreement which are included in Fuel Station Services revenues in the consolidated statements of operations.

Service agreements with Related Parties
On December 31, 2020, OPAL Fuels signed a management, operations, and maintenance services agreement (“Administrative Services Agreement”) with Fortistar, LLC ("Fortistar"), pursuant to which Fortistar provides management, operations, and maintenance services to the Company. The agreement automatically renews annually on January 1 of each year, unless either party chooses to terminate with a written notice of 180 days. Termination may also occur due to dissolution of the Company or the agreement is terminated by the Company’s secured lenders in certain circumstances. The agreement provides for payment of service fees based on actual time incurred at contractually agreed rates provided for in the Administrative Services Agreement, as well as a fixed annual payment of $580 per year adjusted annually for inflation. Additionally, the agreement provides for the Company to receive credits for any services provided by the Company's employees to Fortistar. For the year ended December 31, 2024 and 2023, there have been no material services provided by the Company's employees to Fortistar.
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
On October 5, 2023, Ms. Ann Anthony gave notice of her intention to resign as Chief Financial Officer ("CFO") of the Company. On October 10, 2023, the board of directors of the Company appointed Mr. Scott Contino as Interim CFO. Mr. Contino has served as Fortistar's CFO for the past eighteen years. In connection with the appointment, the Company entered into an interim services agreement ("Interim Services Agreement") with Fortistar in accordance with the terms and conditions of the existing Administrative Services Agreement. Pursuant to the Interim Services Agreement, the Company will pay Fortistar an agreed hourly rate, such that the monthly fee does not exceed $50, on a cumulative basis. The interim services agreement is expected to be terminated in second quarter of 2025 in connection with Opal's retention of Mr. Kazi as CFO in February 2025.
The following table summarizes the various fees recorded under the agreements described above which are included in "Selling, general, and administrative" expenses:

	Twelve Months Ended December 31,
	2024	2023
Staffing and management services	$2,082	$1,834
Rent - fixed compensation	711	668
IT services	3,113	2,954
Total	$5,906	$5,456

The following table presents the various balances for related parties included in our consolidated balance sheets as of December 31, 2024 and 2023.

		December 31,
	Location in Balance Sheet	2024	2023
Assets:
Trade AR - NextEra	Accounts receivable, related party	$14,522	$18,696
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	6,946	5,692
NextEra	Accounts payable, related party	501	501
Staffing and management services - Fortistar	Accounts payable, related party	219	622
IT services - Costar	Accounts payable, related party	266	209
Total liabilities - related party		$7,932	$7,024

11. Reportable Segments and Geographic Information
The Company is organized into three operating segments based on the characteristics of its renewable power generation, dispensing portfolio, production and sale of renewable gas, and nature of other products and services.
Our reportable segments disclosure is aligned with the information and internal reporting provided to our Chief Operating Decision Makers (“CODM”). Our Co-CEOs, Adam Comora and Jon Maurer, jointly fulfill the role of the CODM. The CODM evaluates performance based on segment net income. For all of the segments, the CODM uses segment net income in the annual budgeting and monthly forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for segment net income on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.
The three operating segments are RNG Fuel, Fuel Station Services and Renewable Power. The Company has determined that each of the three operating segments meets the characteristics of a reportable segment under U.S. GAAP.
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
For the year ended December 31, 2024 and 2023, the Company has accounted for its interests in Pine Bend, Noble Road, GREP, Paragon and SJI under the equity method of accounting and the results of operations of Beacon, New River, Polk County, Cottonwood, Central Valley, Prince William and Sunoma were consolidated in its consolidated statement of operations. As of May 30, 2023, the Company deconsolidated Emerald and Sapphire. As a result, the Company consolidated Emerald and Sapphire for the period between January 1, 2023 and May 30, 2023 and recorded its ownership interests in Paragon which includes Emerald and Sapphire as equity method investment for the period between May 30, 2023 and December 31, 2024.
As of December 31, 2024, Central Valley, Cottonwood and projects included in SJI Joint Venture (Atlantic and Burlington) are not operational. Prince William commenced operations during the second quarter of 2024, Sapphire commenced operations during the third quarter of 2024, Polk commenced operations during the fourth quarter of 2024.
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
The following table reflect the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the year ended December 31, 2024 :

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$88,420	$166,875	$44,677	$—	$299,972
Intersegment revenues	518	18,948	—	—	19,466

Reconciliation of Revenue
Elimination of intersegment revenues	(518)	(18,948)	—	—	(19,466)
Total consolidated revenues	88,420	166,875	44,677	—	299,972

Less: (1)
Cost of sales and other operating costs	37,034	128,804	32,495	45,911	244,244
Less:
Income form equity method investments	(13,235)	—	—	—	(13,235)
Interest and financing expense, net	19,574	168	(132)	—	19,610
Project development and start up costs	19,109	—	—	—	19,109
Other Income	—	—	(349)	(206)	(555)
Depreciation, amortization and accretion	8,252	5,612	4,021	—	17,885
Other segment items (2)	—	(1,222)	1,577	7,140	7,495
Segment Income (Loss)	$17,686	$33,513	$7,065	$(52,845)	$5,419

Reconciliation of profit or loss (segment income / (loss))

Income tax benefit					8,906
Consolidated net income					$14,325
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on RNG dispensing, and gain on asset disposal
•Renewable Power - asset impairment
•Corporate - information technology expense, legal and professional advisor fees, and other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
The following table reflects certain other financial data for the reportable segments for the year ended December 31, 2024:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Other segment disclosures
Equity method investment	$223,594	$—	$—	$—	$223,594
Segment assets	635,927	179,304	30,517	35,329	881,077
Cash paid for purchases of property, plant and equipment	110,740	18,414	—	—	129,154
The following table reflect the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the year ended December 31, 2023 :

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$66,292	$135,012	$54,804	$—	$256,108
Intersegment revenues		14,396	—	—	14,396

Reconciliation of Revenue
Elimination of intersegment revenues	—	(14,396)	—	—	(14,396)
Total consolidated revenues	66,292	135,012	54,804	—	256,108

Less: (1)
Cost of sales and other operating costs	29,694	115,146	36,393	45,250	226,483

Less:(1)
(Income) Loss from EMI	(5,525)	—	—	—	(5,525)
Interest and financing expense, net	9,353	(134)	280	(193)	9,306
Project development and start up costs	4,866	—	—	—	4,866
Other Income	—	—	—	(122,535)	(122,535)
Depreciation, amortization and accretion	5,268	3,730	5,567	—	14,565
Other segment items (2)	433	(1,638)	93	3,036	1,924
Segment Income	$22,203	$17,908	$12,471	$74,442	$127,024

Consolidated net income					$127,024
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on recognition of RINs
•Corporate - gain on mark-to-market for OPAL and Sponsor Earnout Awards, loss on extinguishment of debt, insurance other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.

The following table reflects certain other financial data for the reportable segments:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Other	Total
Other segment disclosures
Equity method investment	$207,099	$—	$—	$—	$—	$207,099
Segment assets	549,275	152,625	37,479	15,230	—	754,609
Cash paid for purchases of property, plant and equipment	96,692	17,182	—	—	—	113,874

The tables below outlines the revenue from our two major customers, along with their respective percentages of revenue by each segment.

	Twelve Months Ended December 31,
	2024		2023
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	$68,416	22.8%	$56,069	21.9%
Fuel Station Services	38,841	12.9%	28,468	11.1%
Renewable Power	6,913	2.3%	6,614	2.6%
Total	$114,170	38.0%	$91,151	35.6%

	Twelve Months Ended December 31,
	2024		2023
Customer B	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Fuel Station Services	42,028	14.0%	28,581	11.2%
Total	42,028	14.0%	28,581	11.2%
12. Variable Interest Entities
As of December 31, 2024 and 2023, the Company held equity interests in seven VIEs — Sunoma, GREP, Emerald, Sapphire, Paragon, SJI Joint Venture (RNG Atlantic and RNG Burlington) and Central Valley. GREP, Emerald, Sapphire, Paragon and SJI were presented as equity method investments and the remaining two VIEs — Sunoma and Central Valley are consolidated by the Company.
The consolidated balance sheets summarizes the major consolidated balance sheet items for consolidated VIEs as of December 31, 2024 and 2023. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
•All of the VIEs are RNG facilities and they are reported under the RNG Fuel Supply segment;
•The nature of our interest in these entities is primarily equity based and therefore carry similar risk and reward characteristics;
The amount of assets that can only be used to settle obligations of the VIEs are parenthesized in the consolidated balance sheets. Equity is listed in the table below.

	As of December 31, 2024	As of December 31, 2023
Equity
Stockholders' equity	$4,959	$7,893
Non-redeemable non-controlling interests	618	955
Total equity	5,577	8,848
13. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity
Common stock
As of December 31, 2024, there are (i) 30,065,260 shares of Class A common stock issued and 28,429,477 outstanding, (ii) 71,500,000 shares of New OPAL Class B common stock issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below), (iii) no shares of Class C common stock issued and outstanding and (iv) 72,899,037 shares of Class D common stock (shares of Class D common stock do not have any economic value except voting rights as described below).
Share conversion
On March 12, 2024, Fortistar, through its subsidiary OPAL Holdco LLC, converted 71,500,000 shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction has no effect on the economic interest in the Company held by Fortistar or OPAL Holdco LLC. Fortistar converted such shares in order that the Company’s Class A common stock would become eligible for inclusion in certain stock market indices, on which many broad-based mutual funds and exchange-traded index funds are based. Subsequent to the exchange, Fortistar holds 72,899,037 shares of Class D common stock and 71,500,000 shares of Class B common stock.
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
The Company issued 36,353 shares of Class A common stock under the ATM Program during the year ended December 31, 2024 at prices ranging between $4.34 and $5.68 and received net proceeds of $170.
The Company issued 90,103 shares of Class A common stock under the ATM Program during the year ended December 31, 2023 at prices ranging between $5.52 and $5.85 and received net proceeds of $366.
Redeemable preferred non-controlling interests
On November 29, 2021, as part of an Exchange Agreement, the Company issued 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries.
On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which were issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2023, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units.

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
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2023 to December 31, 2024:

	Series A-1 preferred units		Series A preferred units		Total
	Units	Amount	Units	Amount
Balance, December 31, 2023	300,000	$30,604	1,000,000	$102,013	$132,617
Preferred dividends attributable to OPAL Fuels	—	2,019	—	6,729	8,748
Preferred dividends attributable to Class A common stockholders	—	397	—	1,325	1,722
Payment of Preferred dividends	—	(3,020)	—	(10,067)	(13,087)
Balance, December 31, 2024	300,000	$30,000	1,000,000	$100,000	$130,000
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
Redemption: At any time after issuance, the Company may redeem the Redeemable preferred units for a price equal to original issue price of $100 per unit plus any accrued and unpaid dividends. Holders of the Preferred Units may redeem for an amount equal to original issue price of $100 per unit plus any accrued and unpaid dividends upon (i) occurrence of certain change in control event (ii) at the end of four years from the date of issuance, except that the Preferred Units issued to Hillman can only be redeemed 30 days after the fourth year anniversary of the first issuance of Preferred Units to NextEra. The maturity date is determined to be the date at which the holder’s redemption option becomes exercisable as this is the date in which both the Company and the holder may redeem the preferred units. The maturity date is November 29, 2025.
Conversion: Holders may elect to convert Preferred Units into common units in the limited chance that the Company fails to redeem the Preferred Units under an optional redemption. The annual dividend rate increases to 12% and is further increased to 14% after one year, and thereafter by 2% every 90 days up to a cap of 20%. The Company must also redeem all NextEra Series A preferred units on which the redemption option has been exercised prior to redeeming any Hillman Series A-1 preferred units. If elected, the holder may convert all or a portion of its Preferred Units into a number of common units equal to: (i) the number of Preferred Units, multiplied by (ii) $100, plus accrued and unpaid cash dividends, divided by (iii) conversion price. The conversion price is equal to the value of the Company’s common units determined as follows, and reduced by a 20% discount if conversion occurs during the first year of delayed redemption, a 25% discount during the 2nd year, and a 30% discount thereafter:
1. Using 20-day volume-weighted average price (“VWAP”) of the Company's common shares.
2. Otherwise the estimated proceeds to be received by the holder of a common unit if the net assets of the Company were sold at fair market value and distributed.
The Series A preferred units have limited rights to prevent OPAL Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of OPAL Fuels LLC’s primary business. The Series A preferred units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company was allowed to elect to issue additional Series A preferred units ( paid-in-kind) in lieu of cash for the first eight dividend payment dates. As of December 31, 2024 and 2023, there was accrued preferred dividend payable of $0 and $2,013, respectively.
At any time after issuance, OPAL Fuels LLC may redeem the Series A preferred units for a price equal to original issue price of $100 per unit plus any accrued and unpaid dividends. Upon written notice from NextEra at any time after November 29, 2025, we would be required to redeem the Series A preferred units. In the event the Company does not redeem the Series A preferred units when requested, Nextera will have the following rights and remedies: (1) NextEra’s affiliate may extend the RNG Marketing Agreement by 12 months; or (2) the dividend rate would increase depending on the length of time the Series A preferred units remain unredeemed to up to 20% per annum, and if more than $25,000 preferred equity is outstanding for more than six months after November 29, 2025, NextEra may appoint a director to our Board of Directors; or (3) NextEra may convert the Series A preferred equity into common equity of the OPAL Fuels LLC at a conversion price at a 20% to 30% discount to their value (the discount is 20% during the first 12 months after November 29, 2025, 25% for the next 12 months thereafter and 30% thereafter).
Redeemable non-controlling interests
Upon consummation of the Business Combination, OPAL Fuels and its members caused the existing limited liability company agreement to be amended and restated. In connection therewith, all of the common units of OPAL Fuels LLC issued and outstanding immediately prior to the Business Combination were re-classified into 144,399,037 Class B Units. Each Class B Unit is paired with a single non-economic share of Class D common stock issued by the Company. Each pair of Class B Unit and a single share of Class D common stock is exchangeable to either a single share of Class A common stock or a single share of Class C common stock at the holder's option. Upon an exchange for Class A common stock, the Company has the option to redeem shares for cash at their market value.
Redeemable non-controlling interests have been presented as mezzanine equity in the consolidated statements of change in Redeemable non-controlling interests, Redeemable preferred non-controlling interests and stockholders' deficit. At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in stockholders' deficit. As of December 31, 2024, the Company recorded $482,863 to adjust the carrying value to their redemption value based on a five-day VWAP of $3.34 per share.
14. Net Income Per Share
The following table summarizes the calculation of basic and diluted net loss per share:

	Twelve Months Ended December 31,
	2024	2023
Net loss attributable to Class A common stockholders	$561	$18,936
Diluted Net loss attributable to Class A common stockholders	561	18,936

Weighted average number of shares of Class A common stock - basic	27,617,335	27,148,538
Effect of dilutive Restricted Stock Units	77,315	345,478
Weighted average number of shares of Class A common stock - diluted	27,694,650	27,494,016
Net loss per share of Class A common stock
Basic	$0.02	$0.70
Diluted	$0.02	$0.69
The basic income per share for the year ended December 31, 2024 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
For the periods in which EPS is presented, the following securities were excluded from the computation of diluted EPS since their impact would have been antidilutive:

	As of December 31,
	2024	2023
Stock options	498,661	175,890
Unvested PSUs	716,650	716,650
Unvested RSUs	1,761,558	949,936
OPAL Fuels Class B units	144,399,037	144,399,037
Additionally, the diluted income per share of Class A common stock for the years ended December 31, 2024 and 2023 does not include Redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of December 31, 2024. It does not include 716,650 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of December 31, 2024. It does not include 763,908 Sponsor Earnout Awards and 10,000,000 OPAL Earnout Awards as their target share price and adjusted EBITDA contingencies have not been met as of December 31, 2023. It also does not include redeemable non-controlling interests (OPAL Fuels Class B units) for the years ended December 31, 2024 and 2023.
15. Income Taxes
As a result of the Company’s up-C structure effective with the Business Combination, the Company expects to be a tax-paying entity. However, as the Company has historically been loss-making, any deferred tax assets created as a result of net operating losses and other deferred tax assets for the excess of tax basis in Opal Fuels Inc.'s investment in Opal Fuels LLC would be offset by a full valuation allowance. Prior to the Business Combinations, Legacy Fortistar and its subsidiaries were organized as a limited liability company, with the exception of one partially-owned subsidiary which filed income tax returns as a C-Corporation. The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Judgment is required in determining the provisions for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

	Twelve Months Ended December 31,
	2024	2023
Income tax benefit	$(8,906)	$—
The year-to-date effective tax rate for the year ended December 31, 2024 and 2023 was -62% and —%, respectively. During the third quarter of 2024, the Company recognized the tax benefit associated with the sale of investment tax credits to a counterparty. Per ASC 740-10-25-46, the Company uses the flow-through method to account for investment tax credits (ITCs). Under the flow-through method, an entity immediately recognizes the cost savings from the tax credit. The entire investment tax credit is accounted for as a reduction in income tax expense in the year the asset is acquired. Accordingly, a temporary difference does not exist when an entity elects to use the flow-through method. Therefore, the Company recognized a total income tax benefit of $8,906 during the year ended December 31, 2024 and $— for year ended December 31, 2023.

	Twelve Months Ended December 31,
	2024		2023
Tax at Federal Statutory Rate	$2,978	21%	$26,639	21%
Tax on Earnings attributable to noncontrolling interest	(2,865)	(20)%	(1,063)	(1)%
Section 6418/ITC Sale	(348)	(2)%	—	—%
Gain on deconsolidation of entities	—	—%	(25,803)	(20)%
State Taxes, net	42	—%	—	—%
Stock based compensation	64	—%	—	—%
Proceeds from Sale of ITCs, net of selling taxes	(8,906)	(62)%	—	—%
Other Adjustments	15	—%	87	—%
Change in Valuation Allowance	114	1%	140	—%
Total income tax benefit - continuing operations	$(8,906)	(62)%	$—	—%
The components of the deferred tax assets and liabilities are as follows:

	Twelve Months Ended December 31,
	2024	2023
Deferred tax assets:
Investment in partnership	$19,828	$25,133
163j interest limitation	1,328	608
Federal NOL carryforward	4,388	1,165
State NOL carryforward	1,436	785
Total deferred tax assets	26,980	27,691

Valuation allowance for deferred tax assets	(26,980)	(27,691)
Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred income tax asset or liability	$—	$—
As of December 31, 2024, Opal Fuels, Inc. is in a net deferred tax asset position. Based on all available positive and negative evidence, including projections of future taxable income, the Company believes it is more likely than not that the deferred tax assets will not be realized. As such, a full valuation allowance was recorded against the net deferred tax asset position for federal and state purposes as of December 31, 2024. For purposes of determining pre-tax income/(loss) for the pre-IPO period, the Company relied on the historical financial statements of Opal Fuels, LLC as this is the best information to represent the historic pre-tax income/(loss) of Opal Fuels Inc. As of December 31, 2024, Opal Fuels, Inc. is in a three-year cumulative income position, excluding non-recurring items, of approximately $1.1 million. However, the primary driver of the cumulative income position as of December 31, 2024, is the income statement impact of the mark-to-market earnout liability. The Company notes that mark-to-market (“MTM”) adjustments are volatile and can fluctuate over time. As a result, management has determined that due to the fluctuation of this MTM adjustment and the near breakeven nature of the three-year cumulative income, the Company does not have sufficient positive evidence to release the valuation allowance. Should future results of operations demonstrate a trend of profitability, additional weight may be placed upon other evidence, such as forecasts of future taxable income. Additionally, future events and new evidence, such as the integration and realization of profit from recently acquired assets, could lead to increased weight being placed upon future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, the Company believes that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.
The Company has deferred tax assets from state net operating loss carryforwards aggregating $30.3 million as of December 31, 2024 representing state tax benefits, net of federal taxes, of approximately $1.4 million. These loss carryforwards are subject to ten, fifteen, twenty-year, or indefinite carryforward periods, with $26.1 million expiring between 2032-2044, and $4.2 million with no expiration. The Company has provided valuation allowances of $30.3 million and $16.6 million as of December 31, 2024 and 2023, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized.
For Federal income tax purposes, the 2021 through 2024 tax years remain open for examination. For state tax purposes, the 2021 through 2024 tax years remain open for examination.
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
Stock Options
Stock options generally vest over three years and expire ten years from the date of grant.
The fair value of the stock options issued in 2024 was determined to be $3.40 based on Black Scholes model based on the share price of $4.96, exercise price of $5.02, expiration of 10 years, annual risk free interest rate of 3.96% and volatility of 55%.
The fair value of the stock options issued in 2023 was determined to be $5.26 based on Black Scholes model based on the share price of $6.97, exercise price of $6.97, expiration of 10 years, annual risk free interest rate of 4.04% and volatility of 65%.
Stock option activity during the year ended December 31, 2024, consisted of the following (in thousands, except for share and per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	175,890	6.97	9.24
Granted	360,298	5.02
Cancelled/Forfeited/Expired	(37,527)	4.73
Outstanding as of December 31, 2024	498,661	5.65	8.92
Vested and exercisable as of December 31, 2024	53,866	6.97	8.24
The weighted-average grant date fair value of stock options granted during the year ended December 31, 2024 was $3.40 per share.
The aggregate intrinsic value of the outstanding stock options is zero as of December 31, 2024 and December 31, 2023.
Performance Units
The performance units were contingent upon Company achieving certain Adjusted EBITDA and production targets. The grant date fair value of these awards was estimated using the closing share price of the Company's stock on the date of the grant and the compensation cost related to these awards is recognized based on the relative satisfaction of the performance condition as of the reporting date. The applicable performance period for performance units granted in 2023 is January 1, 2023 to December 31, 2025, and all such performance units are scheduled to vest on March 31, 2026 subject to achievement of certain performance criteria. The applicable performance period for performance units granted in 2024 is January 1, 2024 to December 31, 2026, and all such performance units are scheduled to vest on March 31, 2027 subject to achievement of certain performance criteria.

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	239,680	$6.97
Granted	456,308	4.97
Vested	(873)	4.96
Forfeited	(51,524)	5.67
Unvested as of December 31, 2024	643,591	$5.66
Restricted stock
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. The RSUs generally vest over the service period of one to three years.
A summary of the unvested shares as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below.

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	949,936	$6.98
Granted	1,470,202	4.85
Vested	(326,888)	7.00
Withheld for settlement of taxes	(115,843)	6.98
Forfeited	(90,582)	5.49
Unvested as of December 31, 2024	1,886,825	$5.39
The total fair value of shares vested during the years ended December 31, 2024 and 2023, was $3,095 and $3,210, respectively.
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
There were no new residual equity interest grants during the year ended December 31, 2024.
As of December 31, 2024 96% of the Profit Interests issued vested.
As of December 31, 2023, 86% of the Profit Interests issued vested. There were no forfeitures during the years ended December 31, 2023 and 2024.
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Twelve Months Ended December 31,
	2024	2023
2022 Plan	$6,128	$5,264
Parent Equity Awards	324	639
	$6,452	$5,903
Stock-based compensation expense related to unvested awards yet to be recognized as of December 31, 2024 totaled $10,986 and is expected to be recognized, on a weighted average basis, over 2 years.

17. Commitments and Contingencies
Letters of Credit
As of December 31, 2024 and December 31, 2023, the Company was required to maintain fourteen and nine standby letters of credit totaling $15,120 and $14,783, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
Guaranty
On September 13, 2024, OPAL Paragon entered into a tax credit purchasing agreement with Apollo Management Holdings, L.P., ("Buyer"), pursuant to which OPAL Paragon sold $11,096 investment tax credits to the buyer for net proceeds of $8,906. If the tax credits are disallowed or recaptured from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interests or penalties incurred.
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
Central Valley Project
In September 2021, an indirect subsidiary of the Company, MD Digester, LLC (“MD”), entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. d/b/a CEI Builders (“CEI”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock in California’s Central Valley. In December 2021, a second indirect subsidiary of the Company, VS Digester, LLC (“VS”) entered into a nearly identical EPC Contract (collectively, the "EPC Contracts") with CEI for the design and construction of a second facility, also in California’s Central Valley. CEI’s performance under both of the EPC Contracts is fully bonded by licensed sureties.
CEI has submitted a series of change order requests seeking to increase the EPC Contract Price by approximately $14,000, per project, primarily due to: (1) modifications to CEI’s design drawings which are required to meet its contracted performance guaranties, and (2) a default by one of CEI’s major equipment manufacturers. The Company disputes the vast majority of the change order requests.
In January 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; with the California Superior Court, County of San Joaquin; Action No. STK- CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims; AAA Case No. 01-24-0000-0775. The Superior Court Action has been stayed, pending the conclusion of the arbitration. In the meantime, the AAA has empaneled three experienced arbitrators and has set the hearing date for the matter, currently schedule in May 2026.
The EPC Agreement requires that CEI, continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. Between May and August 2024, MD issued a series of Notices of Default and Demands to Cure to CEI. CEI failed to cure, and on July 30, 2024, MD terminated CEI for default. MD notified CEI’s performance bond surety, Atlantic Specialty Insurance Company of the termination and demanded that it perform under the bond. Atlantic has denied the claim.
On July 11, 2024, VS issued a Notice of Default and Demand to Cure, advising CEI of its defaults and giving it an opportunity to cure. CEI failed to do so, and on August 27, 2024, VS terminated CEI for default. VS has notified CEI’s bond surety, also Atlantic, of the second termination and demanded that it perform under the performance bond. The surety has denied the claim.
As a result of CEI’s default and Atlantic’s denial of the claims, MD and VS have amended their claims in the AAA arbitration to include breach of contract claims against CEI and breach of performance bond claims against Atlantic (who was formally joined into the arbitration on November 20, 2024) in the AAA Arbitration with CEI.
CEI has since recorded mechanic’s liens against each of the projects for $4,900 (MD) and $2,000 (VS), and recently filed actions with the Stanislaus and San Joaquin County Superior Courts, respectively, to enforce their liens. It is expected that these claims will be stayed and consolidated with the pending arbitration proceeding.
In addition to the above-referenced action and arbitration, several of CEI’s subcontractors have recorded mechanic’s liens against the MD and VS projects, which the Company is obligated to defend and indemnify the dairy owners from and against. Several of liens were untimely and have been released.
The Company believes its claims against CEI (and the surety where bond claims are denied) have substantial merit, and intends to prosecute the claims vigorously. However, due to the incipient stage of the litigation and related arbitration, the recency of the termination, and the ongoing status of the proceedings and discussions with the bond surety, as well as the uncertainties involved in all litigation and arbitration, the Company is unable at this time to assess the likely outcome of the litigation and related arbitration, the timing of its resolution, or its ultimate impact, if any, on the Central Valley projects or the Company's business, financial condition or results of operations.
Former Development Partner/Construction Manager
In March 2024, the Company filed an action in the Orange County Superior Court (Case No. 30- 2024-01415510-CU-BC-CXC) against its former development partner and construction manager, Sierra Renewable Organics Management, LLC, as well as its principal (Ethan Werner) and affiliated engineering firm (CH Four Biogas) for Breach of Contract, Indemnity, Declaratory Relief, Intentional Misrepresentation and Negligent Misrepresentation relating to the design and development of the Projects. The case is not yet at issue, so no answer or cross claims have been filed yet, and no discovery has been conducted.

18. Subsequent Events

Wasatch Resource Recovery Facility
On March 17, 2025, Fortistar, through its subsidiary Wasatch RNG LLC (“Wasatch RNG”), acquired all of the limited liability company interests outstanding in Alpro SD, LLC (“Alpro” and such acquired interest, the “Alpro Interest”). Alpro owns a 50% limited liability company interest in Wasatch Resource Recovery, LLC (the “Project” or “Wasatch” and such ownership interest, the “Wasatch Interest”) and a 50% tenancy -in -common interest in certain real estate and operating assets used by Wasatch (the “Project Interest”). As a result of the acquisition, Wasatch RNG has the option to increase the Wasatch Interest and the Project Interest.
The Project captures and converts biogas generated from food waste to produce pipeline quality renewable natural gas (RNG). The Project generates revenue from long-term contracted gas sales, tipping fees, and digestate (fertilizer) sales. The conversion of food waste to RNG presents a potential growth and diversification opportunity for OPAL Fuels.
In connection with the acquisition, Fortistar Services 2 LLC and OPAL Fuels LLC entered into an amendment to its existing Administrative Services Agreement, pursuant to which OPAL Fuels will provide certain services to Wasatch RNG in exchange for certain agreed upon fees and expense reimbursements. These services include oversight of the plan to improve the operations and productivity of the Project.
Additionally, Wasatch RNG and OPAL Fuels entered into an Option Agreement, pursuant to which Wasatch RNG granted an option to OPAL Fuels to purchase the Alpro Interest. The exercise period of the option commenced upon closing of the acquisition and will terminate on the third anniversary of the closing of the acquisition, or ninety days following a change of control of OPAL Fuels. The exercise price of the option would be determined such that Wasatch RNG would earn an internal rate of return on its invested capital of 10% percent per year if the option is exercised in the first year, 15% per year if exercised in the second year, and 20% per year if exercised in the third year.
OPAL Term Loan
On March 3, 2025, OPAL Fuels Intermediate HoldCo LLC, as the borrower (the “Borrower”), certain subsidiaries of the Borrower, as guarantors (the “Guarantors”), the lenders and issuers of letters of credit party thereto and Bank of America, N.A. as the administrative agent (the “Administrative Agent”) entered into that certain Amendment No. 1 to Credit and Guarantee Agreement (the “Credit Agreement Amendment”), with respect to that certain Credit and Guarantee Agreement (the “Credit Agreement”) dated September 1, 2023, by and among the Borrower, the Administrative Agent, the financial institutions from time to time parties thereto as lenders and as issuers of letters of credit, and the other agents and persons from time to time party thereto (as amended, restated, amended and restated, supplemented or otherwise modified and in effect from time to time).
The Credit Agreement Amendment makes certain changes to the applicability of certain financial covenants and modifies other covenants to clarify the use of loan proceeds. Additionally, the Credit Agreement Amendment permits the organizational restructuring of the Guarantors in a manner designed to facilitate the sale of federal investment tax credits and the ability to raise additional future capital.
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1,250.