Form 10-Q
period 2025-03-31
OPAL Fuels Inc.
filed 2025-05-13
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of May 9, 2025, a total of 28,971,881 shares of Class A common stock, par value $0.0001 per share, 121,500,000 shares of Class B common stock, par value of $0.0001 per share and 22,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

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
The forward-looking statements contained in this Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 17, 2025 (our "Annual Report"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024	3
	Condensed Consolidated Statements of Comprehensive Income / (loss) for the three months ended March 31, 2025 and 2024	5
	Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' Deficit for the three months ended March 31, 2025 and 2024	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	7
	Notes To Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 4.	CONTROLS AND PROCEDURES	46

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	47
ITEM 1A.	RISK FACTORS	48
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48
ITEM 4.	MINE SAFETY DISCLOSURES	49
ITEM 5.	OTHER INFORMATION	50
ITEM 6.	EXHIBITS	50
SIGNATURES		52

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents (includes $518 and $358 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	$40,082	$24,310
Accounts receivable, net (includes $353 and $435 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	30,785	32,013
Accounts receivable, related party	7,061	14,522
Restricted cash - current (includes $884 and $972 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	884	972
Fuel tax credits receivable	4,440	5,639
Contract assets	10,484	11,075
Parts inventory	12,860	10,294
Prepaid expense and other current assets (includes $106 and $144 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	9,791	18,363
Total current assets	116,387	117,188
Property, plant, and equipment, net (includes $25,048 and $25,428 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	467,696	458,258
Investment in other entities	219,463	223,594
Other long-term assets (includes $37 and $— at March 31, 2025 and December 31, 2024, related to consolidated VIEs)	22,837	23,483
Restricted cash - non-current (includes $2,421 and $2,315 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	3,932	3,946
Goodwill	54,608	54,608
Total assets	$884,923	$881,077
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable (includes $394 and $22 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	23,339	16,419
Accounts payable, related party (includes $419 and $426 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	5,633	7,932
Fuel tax credits payable	4,386	4,422
Accrued payroll (includes $22 and $45 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	5,585	9,580
Accrued capital expenses	26,808	23,238
Accrued environmental credit rebates	5,494	5,391
Accrued expenses and other current liabilities (includes $606 and $974 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	15,698	14,717
Contract liabilities	10,152	9,276
OPAL Term Loan - current portion	2,716	10,865
Sunoma Loan - current portion (includes $1,791 and $1,756 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	1,791	1,756
Total current liabilities	101,602	103,596
OPAL Term Loan, net of debt issuance costs	273,943	266,630

Sunoma Loan, net of debt issuance costs (includes $17,940 and $18,373 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	17,940	18,373
Operating lease liabilities - non-current portion	12,060	12,155
Other long-term liabilities (includes $2,432 and $2,495 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	14,933	15,291
Total liabilities	420,478	416,045
Redeemable preferred non-controlling interests	130,000	130,000
Redeemable non-controlling interests	276,719	482,863
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of March 31, 2025; shares issued: 30,607,664 and 30,065,260 at March 31, 2025 and December 31, 2024, respectively; shares outstanding: 28,971,881 and 28,429,477 at March 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2025; 71,500,000 issued and outstanding as of March 31, 2025 and December 31, 2024	7	7
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2025; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of March 31, 2025; 72,899,037 shares issued and outstanding at March 31, 2025 and December 31, 2024	7	7
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	68,631	(137,004)
Accumulated other comprehensive income	58	152
Class A common stock in treasury, at cost; 1,635,783 at March 31, 2025 and December 31, 2024	(11,614)	(11,614)
Total Stockholders' equity (deficit) attributable to the Company	57,092	(148,449)
Non-redeemable non-controlling interests (includes $634 and $618 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	634	618
Total Stockholders' equity (deficit) (includes $5,103 and $4,959 at March 31, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	57,726	(147,831)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' equity (deficit)	$884,923	$881,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
RNG Fuel (includes revenues from related party of $20,101 and $15,495 for the three months ended March 31, 2025 and 2024, respectively)	$27,599	$17,727
Fuel Station Services (includes revenues from related party of $16,603 and $7,741 for the three months ended March 31, 2025 and 2024, respectively)	50,678	37,142
Renewable Power (includes revenues from related party of $1,166 and $1,526 for the three months ended March 31, 2025 and 2024, respectively)	7,130	10,083
Total revenues	85,407	64,952
Operating expenses:
Cost of sales - RNG Fuel	12,153	8,338
Cost of sales - Fuel Station Services	39,722	30,335
Cost of sales - Renewable Power	6,762	9,258
Project development and startup costs	6,081	785
Selling, general, and administrative	15,967	13,161
Depreciation, amortization, and accretion	5,942	3,711
Loss (income) from equity method investments	722	(4,206)
Total expenses	87,349	61,382
Operating (loss) income	(1,942)	3,570
Other (expense) income:
Interest and financing expense, net	(6,065)	(3,961)
Change in fair value of derivative instruments, net	281	403
Other income	973	665
Total other expenses	(4,811)	(2,893)
(Loss) income before provision for income taxes	(6,753)	677
Income tax benefit	8,037	—
Net income	1,284	677
Net loss attributable to redeemable non-controlling interests	(1,174)	(1,627)
Net income attributable to non-redeemable non-controlling interests	76	2
Dividends on redeemable preferred non-controlling interests (1)	2,617	2,618
Net loss attributable to Class A common stockholders	$(235)	$(316)
Weighted average shares outstanding of Class A common stock:
Basic	27,718,912	27,368,204
Diluted	27,718,912	27,368,204
Per share amounts:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
(1) Dividends on redeemable preferred non-controlling interests is allocated between redeemable non-controlling interests and Class A common stockholders based on their weighted average percentage of ownership. Please see Note. 8 Redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' Deficit for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$1,284	$677
Other comprehensive income:
Effective portion of the cash flow hedge attributable to equity method investments	(164)	350
Net unrealized loss on cash flow hedges	(401)	—
Total comprehensive income	719	1,027
Net income attributable to Redeemable non-controlling interests (1)	1,006	565
Other comprehensive (loss) income attributable to redeemable non-controlling interests	(470)	293
Comprehensive income attributable to non-redeemable non-controlling interests	76	2
Dividends on redeemable preferred non-controlling interests	437	426
Comprehensive loss attributable to Class A common stockholders	$(330)	$(259)
(1) Includes $2,180 and $2,192 of dividends on redeemable preferred non-controlling interests for the three months ended March 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A common stock			Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares		Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Equity (Deficit)	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2024	30,065,260		$3	71,500,000	$7	72,899,037	$7	—	(137,004)	152	618	(1,635,783)	(11,614)	(147,831)	130,000	482,863
Net income	—		—	—	—	—	—		202		76	—	—	278	—	1,006
Other comprehensive income (loss)	—		—	—	—	—	—	—	—	(94)	—	—	—	(94)	—	(469)
Issuance of Class A common stock for vesting of equity awards (1)	542,404		—	—	—	—	—	(382)	—	—	—	—	—	(382)	—	—
Stock-based compensation	—		—	—	—	—	—	293	—	—	—	—	—	293	—	1,458
Distributions to non-redeemable non-controlling interests	—		—	—	—	—	—	—	—	—	(60)	—	—	(60)	—	—
Dividends on redeemable preferred non-controlling interests	—		—	—	—	—	—		(437)	—	—	—	—	(437)	2,617	(2,180)
Change in redemption value of Redeemable non-controlling interests	—		—	—	—	—	—	89	205,870	—	—	—	—	205,959	—	(205,959)
Payment of preferred dividend	—		—	—	—	—	—	—	—	—	—	—	—	—	(2,617)
March 31, 2025	30,607,664	—	$3	71,500,000	$7	72,899,037	$7	$—	$68,631	$58	$634	(1,635,783)	$(11,614)	$57,726	$130,000	$276,719

(1) Represents the equity awards vested net of shares of Class A common stock withheld for taxes. Please see Note 11. Stock-based Compensation for additional information.

	Class A common stock		Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2023	29,701,146	$3	—	$—	144,399,037	$14	$—	$(467,195)	$(15)	$955	(1,635,783)	$(11,614)	$(477,852)	$132,617	$802,720
Net income (loss)	—	—	—	—	—	—	—	110	—	2	—	—	112	—	565
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	57	—	—	—	57	—	293
Issuance of Class A common stock under the ATM program (1)	14,005	—	—	—	—	—	97	—	—	—	—	—	97	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (2)	307,137	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	—	—	—	—	165	—	848
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(426)	—	—	—	—	(426)	2,618	(2,192)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	365	96,679	—	—	—	—	97,044	—	(97,044)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,235)	—
March 31, 2024	30,022,288	$3	71,500,000	$7	72,899,037	$7	$—	$(370,832)	$42	$724	(1,635,783)	$(11,614)	$(381,663)	$130,000	$705,190
(1) During the Three Months Ended March 31, 2024, the Company issued shares of Class A common stock under the Company's ATM program. Please see Note 8. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' (Deficit) Equity for additional information.
(2) Represents the equity awards vested net of shares of Class A common stock withheld for taxes. Please see Note 11. Stock-based Compensation for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,284	$677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from equity method investments	722	(4,206)
Distributions from equity method investments	956	4,415
Amortization of operating lease right-of-use assets	194	164
Write-offs of capitalized costs	306	—
Depreciation and amortization	5,832	3,559
Accretion expense related to asset retirement obligation	110	152
Amortization of deferred financing costs	438	555
Stock-based compensation	1,751	1,013
Paid-in-kind interest income	(109)	(67)
Change in fair value of commodity swaps	1,341	—
Unrealized gain on note receivable	(649)	—
Unrealized gain on derivative financial instruments	(281)	(307)
Changes in operating assets and liabilities
Accounts receivable	1,228	4,818
Accounts receivable, related party	7,461	3,784
Fuel tax credits receivable	1,199	1,133
Contract assets	591	(2,207)
Parts inventory	(2,566)	(944)
Prepaid expense and other current and long-term assets	9,020	(2,189)
Accounts payable	6,920	(3,989)
Accounts payable, related party	(2,299)	1,142
Fuel tax credits payable	(36)	(7)
Accrued payroll	(3,995)	1,400
Accrued environmental credit rebates	103	429
Accrued expenses and other current and non-current liabilities	(526)	3,082
Operating lease liabilities - current and non-current	(192)	(160)
Contract liabilities	876	1,471
Net cash provided by operating activities	29,679	13,718
Cash flows from investing activities:
Purchase of property, plant, and equipment	(11,566)	(26,752)
Proceeds from sale of short-term investments	—	3,900
Distributions received from equity method investment	7,939	2,726
Cash paid to equity method investments	(5,650)	(1,500)
Net cash used in investing activities	(9,277)	(21,626)
Cash flows from financing activities:
Cash paid for taxes related to net share settlement of equity awards	(382)	(627)
Financing costs paid to other third parties	(1,250)	(238)
Repayment of Sunoma Loan	(423)	(380)
Repayment of equipment loan	—	(22)
Payment of preferred dividends	(2,617)	(5,235)
Distribution to non-redeemable non-controlling interest	(60)	(233)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	—	97
Net cash used in financing activities	(4,732)	(6,638)
Net increase (decrease) in cash, restricted cash, and cash equivalents	15,670	(14,546)
Cash, restricted cash, and cash equivalents, beginning of period	29,228	47,242

Cash, restricted cash, and cash equivalents, end of period	$44,898	$32,696
Supplemental disclosure of cash flow information
Interest paid, net of $524 and $1,444 capitalized, respectively	$6,625	$3,242
Tax benefit received	$8,037	$—
Noncash investing and financing activities:
Right-of-use assets for finance leases included in Property, Plant and equipment, net	$58	$—
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$26,808	$10,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Opal Fuels, Inc. and its subsidiaries and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder or other entities have a noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' equity (deficit) in the consolidated balance sheets and as a non-redeemable non-controlling interest in the consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and Stockholders' (deficit) equity.
As of March 31, 2025 and 2024, the Company held equity interests in seven VIEs — Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Paragon RNG LLC ("Paragon"), Emerald RNG LLC ("Emerald"), Sapphire RNG LLC ("Sapphire"), Land2Gas LLC ("Land2Gas", Atlantic RNG LLC ("Atlantic"), Burlington RNG LLC ("Burlington")), GREP BTB Holdings LLC ("GREP"), Sunoma Holdings, LLC (“Sunoma”), Central Valley LLC (“Central Valley”). GREP, Emerald, Sapphire, Paragon and Land2Gas were presented as equity method investments and the remaining two VIEs — Sunoma and Central Valley are consolidated by the Company.
The consolidated balance sheets summarize the major consolidated balance sheet items for consolidated VIEs as of March 31, 2025 and December 31, 2024. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
•All of the VIEs are RNG facilities and they are reported under the RNG Fuel Supply segment;
•The nature of our interest in these entities is primarily equity based and therefore carry similar risk and reward characteristics.
The year-end Condensed Consolidated Balance Sheet data as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report") as the interim disclosures generally do not repeat those in the annual financial statements and are condensed in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the entire fiscal year.
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

The Company provides all third-party construction contracts with a warranty, typically for a period of one year after substantial completion of the construction project. These warranties are accounted for under ASC Topic 460, Guarantees ("ASC 460"), and not as a separate performance obligation. Generally, the company estimates warranty costs based on historical claims experience, and other factors. Actual warranty claims may differ from the estimates, and adjustments to the liability are made as necessary. The Company accrued $173 and $171 of warranty reserves under accrued expense and other current liabilities as of March 31, 2025, and December 31, 2024, respectively.
Accounting Pronouncements Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment's net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of those additional measures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively for all periods presented. The Company adopted ASU 2023-07 in the year ended December 31, 2024, and applied the standard retrospectively for all periods presented. The adoption did not have a material effect on the Company’s financial position, results of operations and cash flows. Please see Note 7. Reportable Segments, for additional information.
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
Earnout Liabilities
In connection with the business combination completed in July 2022 and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. As of March 31, 2025 and December 31, 2024, the number of shares subject to forfeiture was 716,650 (the "Sponsor Earnout Awards").
For the three months ended March 31, 2025 the Company recorded a gain from the Sponsor Earnout Awards of $281 in its condensed consolidated statements of operations. For the three months ended March 31, 2024, the Company recorded a gain of $403, in its condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company recorded a Sponsor Earnout liability of $23 and $304, respectively, as part of Other long-term liabilities on its condensed consolidated balance sheets.
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
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity (deficit). As of March 31, 2025, the maximum redemption value was $276,719.
Accounts Receivable, net

The Company's did not have an allowance for credit losses at March 31, 2025 and December 31, 2024.
Parts Inventory
Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. The substantial amount of inventory is identified, tracked and treated as finished goods.
Revenues
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended March 31,
	2025	2024
Renewable Power sales	$6,004	$5,819
Third party construction	7,991	10,790
Service	6,609	5,335
Brown gas sales	6,364	5,602
Environmental credits (1)	55,177	35,677
Parts sales	544	397
Other (2)	277	341
Total revenue from contracts with customers	82,966	63,961
Lease revenue (3)	2,441	991
Total revenue	$85,407	$64,952
(1) Includes revenues of $0 and $3,617 respectively, for the three months ended March 31, 2025 and 2024, from customers domiciled outside of United States.
(2) Includes management fee revenues earned from management of operations of equity method entities.
(3) Lease revenue relates to approximately thirty-eight fuel purchasing agreements out of which we have two of our RNG Fuel stations with minimum take or pay provisions and revenue from power purchase agreements at two of our Renewable Power facilities where we determined that we transferred the right to control the use of the power plant to the purchaser.
For the three months ended March 31, 2025 and 2024, 9% and 17%, respectively of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2025	December 31, 2024
Accounts receivable, net	$30,785	$32,013
Contract assets:
Cost and estimated earnings in excess of billings	$8,416	8,547
Accounts receivable retainage, net	2,068	2,528
Contract assets total	$10,484	$11,075
Contract liabilities:
Billings in excess of costs and estimated earnings	$10,152	9,276
Contract liabilities total	$10,152	$9,276
During the three months ended March 31, 2025, the Company recognized revenue of $2,307 that was included in "Contract liabilities" at December 31, 2024. During the three months ended March 31, 2024, the Company recognized revenue of $2,746 that was included in "Contract liabilities" at December 31, 2023.
Environmental credits held for sale
For the three months ended March 31, 2025 and 2024, the Company recorded $5,847 and 3,156 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.

Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At March 31, 2025, the Company had a backlog of $58,812.
Significant Customers, Vendors and Concentration of Credit Risk
For the three months ended March 31, 2025, one customer accounted for 43% of the revenue. For the three months ended March 31, 2024, two customers accounted for 55% of the revenue. At March 31, 2025, three customers accounted for 56% of accounts receivable. At December 31, 2024, two customers accounted for 50% of accounts receivable.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash with high credit quality financial institutions located in the United States of America. The Company performs ongoing credit evaluations of its customers.
As of March 31, 2025, one vendor accounted for 50% of the accounts payable. As of December 31, 2024, one vendor accounted for 17% of the accounts payable.
Investment Tax Credits
In the first quarter of 2025, the Company sold to a third-party purchaser certain transferable Investment Tax Credits (ITCs) that had been generated by the Company from its investments in the Renewable Natural Gas segment.
The Company elected to consider expected transfers of the credits in assessing their realizability as part of the valuation allowance analysis and recognize changes in the estimated proceeds as an adjustment to its valuation allowance. The Company accounted for the ITC sale in accordance with ASC 740 by electing the flow-through method to recognize the ITC benefit when it arises.
The net proceeds from the sale of tax credits, totaling $8,037, were received in cash and recorded as a credit to income tax expense as of March 31, 2025. The cash flows related to the total income tax benefits are presented in the statement of cash flow in the ‘Net income (loss)’ line item in operating activities. Legal and insurance fees associated with the transaction, totaling $862, consisting of buyer's expenses paid by the Company which are recorded as part of Income Tax Benefit. Transaction costs are deductible for income tax purposes.
2. Investment in Other Entities
The following table shows the movement in Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Land2Gas		Paragon	Total
Percentage of ownership	50%	50%	20%	50%		50%

Balance at December 31, 2024	$19,536	$21,097	$1,760	$16,384		$164,817	$223,594
Net income from equity method investment	223	918	(528)	(350)		715	978
Contribution by the Company	—	—	—	5,300		—	5,300
Distributions from return on investment in equity method investment (1)	(184)	(772)	—	—		—	(956)
Distributions from return of investment in equity method investment (2)	(316)	(278)	—	—		(7,345)	(7,939)
Accumulated other comprehensive income (loss)	—	—	—	—		(164)	(164)
Amortization of basis difference (3)	(39)	(146)	—	—		(1,515)	(1,700)
Capitalized interest	—	—	—	350	—	—	350
Balance at March 31, 2025	$19,220	$20,819	$1,232	$21,684		$156,508	$219,463
(1) Recorded as part of cash flows from operating activities for the three months ended March 31, 2025.
(2) Recorded as part of cash flows from investing activities for the three months ended March 31, 2025.
(3) Reflected in Income from equity method investments in the condensed consolidated statement of operations for the three months ended March 31, 2025.
The following table summarizes the net income from equity method investments:

	Three Months Ended March 31,
	2025	2024
Revenue	$22,517	$25,407
Gross profit	2,815	11,094
Net (loss) income	(2,266)	10,704
Net (loss) income from equity method investments (1)	(722)	4,206

(1) Net income from equity method investments represents our portion of the net (loss) income from equity method investments including amortization of any basis differences.
A summary of financial information for our portion of the assets and liabilities in equity method investees in the aggregate is as follows:

	March 31, 2025	December 31, 2024
Current assets	$13,552	$10,554
Non-current assets	130,490	121,934
Total assets	144,042	132,488
Current liabilities	17,976	15,993
Non-current liabilities	36,757	24,612
Total liabilities	$54,733	$40,605
3. Borrowings
The following table summarizes the borrowings under the various debt facilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
OPAL Term Loan and Revolving Loan	286,617	286,617
Less: unamortized debt issuance costs	(9,958)	(9,122)
Less: current portion	(2,716)	(10,865)
OPAL Term Loan and Revolving Loan, net of debt issuance costs	273,943	266,630
Sunoma Loan	20,423	20,846
Less: unamortized debt issuance costs	(692)	(717)
Less: current portion	(1,791)	(1,756)
Sunoma Loan, net of debt issuance costs	17,940	18,373
Non-current borrowings total	$291,883	$285,003
As of March 31, 2025, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Total
Fiscal year:
Nine months ending December 31, 2025	$—	$1,333	$1,333
2026	10,865	1,898	12,763
2027	10,865	2,051	12,916
2028	264,887	2,213	267,100
2029	—	2,395	2,395
2030	—	2,589	2,589
Thereafter	—	7,944	7,944
	$286,617	$20,423	$307,040
Amended OPAL Term Loan and Revolving Loan
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
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026. The Amendment was accounted for as a modification in the period ended March 31, 2025.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1,250. These costs have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method.
As of March 31, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $286,617. During the three months ended March 31, 2025, the Company did not draw additional funds from the term loan. Additionally, the Company utilized $28,578 of availability under the revolver loan. Of this amount, $13,578 was utilized for the issuance of letters of credit to support the operations of the Borrower and the Guarantors, while $15,000 was drawn to support working capital needs.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of March 31, 2025, the Company is in compliance with the financial covenants under the OPAL Term Loan. The amounts outstanding under the Credit Agreement are secured by the assets of the indirect subsidiaries of OPAL Intermediate Holdco.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20,000 that was increased to $23,000 in 2022. As of March 31, 2025, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
As of March 31, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $20,423 and $20,846, respectively. The Company also utilized $968 for the issuance of letters of credit to support the operations of the Borrower. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma.
The significant assets of Sunoma are parenthesized in the condensed consolidated balance sheets as March 31, 2025 and December 31, 2024.
2025
For the three months ended March 31, 2025, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 9.1%. For the three months ended March 31, 2025, the interest rate on the Sunoma Loan was 8.7%.
2024
For the three months ended March 31, 2024, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 7.3%. For the three months ended March 31, 2024, the interest rate on the Sunoma loan was 8.6%.
The following table summarizes the Company's total interest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Sunoma Loan	418	461
OPAL Term Loan (1)	4,956	2,769
Commitment fees and other finance fees	499	688
Amortization of deferred financing cost	438	555
Interest expense on finance leases	139	147
Interest income	(385)	(659)
Total interest expense	$6,065	$3,961
(1) Excludes $524 of interest capitalized and recorded as part of Property, Plant and Equipment for the three months ended March 31, 2025. Excludes $1,444 of interest capitalized and recorded as part of Property, Plant and Equipment for the three months ended March 31, 2024.
4. Leases
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
Included in Fuel Station Service revenues are $2,185 and $772 and related to the lease portion of the FPAs for the three months ended March 31, 2025 and 2024, respectively. The Company allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis.
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
Included in Renewable Power revenues are $256 and $219 related to the lease element of the PPAs for the three months ended March 31, 2025 and 2024, respectively.

5. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. This instrument is classified as Level 2 in the fair value hierarchy. The effective portion of the swap is recorded in accumulated other comprehensive income. The Company expects to release $184 from the Other comprehensive income (loss) in the next twelve months.
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

	March 31, 2025	December 31, 2024	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as cash flow hedges:
Short term portion of the interest rate swaps	$184	$238	Prepaid expenses and other current assets
Long term portion of the interest rate swaps	101	448	Other long-term assets
	$285	$686
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended March 31,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2025	2024
Gain on net periodic settlements	73	—
	$73	$—	Interest and financing expense, net
Commodity swap contracts
In February 2025, the Company entered into a power purchase and sale agreement with NextEra for sale of electricity over the period from March through December 2025, with a fixed contract price. The forward contract is expected to be settled by physical delivery of electricity on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815.
Additionally, in the three months ended March 31, 2025, the Company entered into multiple ISDA agreements with JPMorgan Chase, Merrill Lynch, and Investec Bank for pay-variable, receive-fixed, cash-settled natural gas commodity swaps. The Company applied fair value accounting under ASC 815 for these transactions.
The following table summarizes the effect of commodity swaps accounted for as derivatives under ASC 815 on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

Derivatives not designated as hedging instruments	Location of (loss) gain recognized	Three Months Ended March 31,
		2025	2024
Commodity swaps - realized gain (loss)	Revenues - Renewable Power	$(92)	$178
Commodity swaps - unrealized loss	Revenues - Renewable Power	(13)	(96)
Commodity swaps - realized gain	Revenues - RNG Fuel	67	—
Commodity swaps - unrealized loss	Revenues - RNG Fuel	(1,328)	—
Total realized and unrealized gain (loss)		$(1,366)	$82
The following table summarizes the derivative assets and liabilities related to commodity swaps as of March 31, 2025 and December 31, 2024:

	Fair Value		Location of Fair value recognized in Balance Sheet
	March 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments
Current portion of unrealized loss on commodity swaps	$(1,366)	$(9)	Accrued expenses and other current liabilities
Non - current portion of unrealized loss on commodity swaps	(47)	(63)	Other long-term liabilities
Total commodity swaps - liability	$(1,413)	$(72)
Other derivative liabilities
On July 21, 2022, the Company recorded a derivative liability for the Sponsor Earnout Awards and the OPAL Earnout Awards. The OPAL Earnout Awards expired in December 2024. The change in fair value on Sponsor Earnout and OPAL Earnout Awards is recorded as change in fair value of derivative instruments, net in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

Derivative liability	Three Months Ended March 31,		Location of Gain Recognized in Operations from Derivatives
	2025	2024
Sponsor Earnout Awards gain	$281	$403
	$281	$403	Change in fair value of derivative instruments, net
Fair value measurements
The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximates fair value due to their short-term maturities.
The carrying value of the Company's long-term debt, which are considered Level 2 in the fair value hierarchy, of $296,390 and $297,624 as of March 31, 2025 and December 31, 2024, respectively, approximates its fair value because our interest rate is variable and reflects current market rates.
The Company accounts for asset retirement obligations by recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The Company estimated the fair value of its asset retirement obligations based on discount rates ranging from 5.75% to 8.5%.
The fair value of the Sponsor Earnout Awards as of March 31, 2025 was determined using a Monte Carlo valuation model with a distribution of potential outcomes on a daily basis over the 2.31 years remaining in the vesting window. Assumptions used in the valuation are as follows:
•Current stock price — The Company's closing stock price of $1.84 as of March 31, 2025;
•Expected volatility —50% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 3.89% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 3.0 year term of the earnout period;
•Dividend yield - zero.

Convertible note receivable
In July, 2024, the Company purchased a convertible note pursuant to which the Company has the right to convert the note into shares of common stock of the investee. As of March 31, 2025, fair value of the Convertible note equaled to $1,409 and presented within prepaid expense and other current assets.
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of March 31, 2025.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2025 and December 31, 2024, set forth by level, within the fair value hierarchy:

	Fair value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liabilities	$—	$—	$23	$23
Commodity swap contracts	—	1,413	—	1,413
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	44,898	—	—	44,898
Interest rate swap contracts	—	285	—	285
Convertible note receivable	$—	$—	$1,409	$1,409

	Fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liabilities	$—	$—	$304	$304
Commodity swap contracts	—	72	—	72
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	29,228	—	—	29,228
Interest rate swap contracts	—	686		686
Commodity swap contracts	$—	$—	$760	$760
(1) Includes balances in money market accounts of $15,433 and $19,786, respectively as of March 31, 2025 and December 31, 2024.
6. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra.
Sale of redeemable preferred non-controlling interests to related parties
On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which are issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2022, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units. Please see Note 8. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity (Deficit), for the dividends paid and additional information.
Purchase and sale agreement for environmental attributes

On November 29, 2021, the Company entered into a purchase and sale agreement with NextEra for the environmental attributes generated by the RNG Fuel business.
For the three months ended March 31, 2025, the Company earned net revenues after discount and fees of $20,101 under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $14,979 under this contract which was recorded as part of Revenues - Fuel Station Services.
For the three months ended March 31, 2024, the Company earned net revenues after discount and fees of $15,495 under this contract which was recorded as part of Revenues - RNG Fuel and revenues of $7,741 under this contract which was recorded as part of Revenues - Fuel Station Services.
In January 2025, the Environmental Protection Agency implemented a new framework in which (1) RNG producers are eligible to claim a “K-1” RIN on their volumes of RNG produced, and (2) dispensers are eligible to claim “K-2” RINs on natural gas volumes dispensed as truck fuel, provided they also have a corresponding K-1 RIN to demonstrate the renewable sourcing of gas. The creation of distinct “K-1” and “K-2” RINs creates flexibility for RNG producers to generate and sell K-1 RINs to dispensers independent of the K-2 registration process or dispensing activities. K-1 RINs are only useful for the purpose of registering a K-2 RIN, and K-2 RINs are used to record the environmental offset (similar to a traditional RIN). The introduction of K-1 and K-2 RINs gives rise to a new form of commercial transaction for Opal that is distinct from previous RIN minting arrangements.
On March 26, 2025, the Company entered into a NAESB Base Contract with NextEra (together with certain special conditions, a letter agreement, and an RNG addendum, the "NAESB Contract"). In accordance with the NAESB Contract, the Company may enter into transaction confirmations on a periodic basis for the sale of RNG generated by the RNG Fuels business and NextEra may elect to utilize the Company to market such RNG to generate RINs for NextEra. On March 26, 2025, the Company and NextEra entered into such transaction confirmations relating to 255,000 MMBtus of March 2025 production along with the associated K-1 RINs, pursuant to which the Company will receive net proceeds from NextEra for the sale of the RNG based on the agreed upon price less a specified discount, which, among other factors, takes into account the Company's RNG marketing fee. Additionally, Opal agreed to dispense CNG from its fueling facilities as transportation fuel, pair the dispensing volume with K-1 RINs transferred by NextEra back to Opal, mint K-2 RINs, and transfer these K-2 RINs to NextEra.
The Company concluded that production and dispensing services represent separate performance obligations. Control over K-1 RINs transfers at the time of gas generation or upon delivery of the RINs. Opal will recognize the consideration associated with dispensing services when it pairs these activities with NextEra’s K-1 RINs to convert them into K-2 RINs. The Company recognized $5.3 million as a part of Revenues-RNG Fuel for the three months ended March 31, 2025, as a result of this transaction.
Commodity swap contracts under ISDA and REC sales contracts
The Company recorded $1,166 and $1,526 as revenues earned under ISDA and REC sales agreements with NextEra as part of Revenues - Renewable Power for the three months ended March 31, 2025 and 2024, respectively.
Revenues contracts with equity method investment entities
The Company's wholly owned subsidiary, OPAL Fuel Station Services contracted with Pine Bend, Noble Road, Biotown, Emerald and Sapphire to dispense RNG and to generate and market resulting RINs. For the three months ended March 31, 2025 and 2024, the Company earned environmental processing fees of $1,625 and $2,339, net of intersegment elimination, respectively, under this agreement which are included in Fuel Station Services revenues in the condensed consolidated statements of operations.

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
In connection with the acquisition, Fortistar Services 2 LLC and OPAL Fuels LLC entered into an amendment to its existing Administrative Services Agreement, pursuant to which OPAL Fuels will provide certain services to Wasatch RNG in exchange for certain agreed upon fees and expense reimbursements. These services include oversight of the plan to improve the operations and productivity of the Project. Either party may, at its sole election and on ninety (90) days advance written notice, terminate Company's provision of services to Wasatch Resource Recovery LLC ("Wasatch"), at which time the Management Fee and the Wasatch Remediation Fee shall also terminate.
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
Wasatch RNG is qualitatively determined to be a VIE due to their having insufficient equity investment at risk to finance their activities without additional subordinated financial support, and due to the fact that the holder of equity at risk in Wasatch RNG lacks the right to fully receive the expected residual returns. However, we are not the primary beneficiary of this VIE because we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we do not consolidate the results of operations, financial condition and cash flows of Wasatch RNG in our consolidated financial statements.

During the three months ended March 31, 2025, Scott Contino served as Interim CFO. Pursuant to the Interim Services Agreement, the Company paid Fortistar an agreed hourly rate, such that the monthly fee did not exceed $50, on a cumulative basis.
The following table summarizes the various fees recorded under the service agreements with related parties which are included in "Selling, general, and administrative" expenses:

	Three Months Ended March 31,
	2025	2024
Staffing and management services	$633	$462
Rent - fixed compensation	230	171
IT services	965	704
Total	$1,828	$1,337
The following table presents the various balances for related parties included in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Location in Balance Sheet	March 31, 2025	December 31, 2024
Assets:
Trade AR - NextEra	Accounts receivable, related party	$6,220	$14,522
Receivables from equity method investment entities	Accounts receivable, related party	841	—
Total receivables - related party		7,061	14,522
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	4,952	6,946
NextEra	Accounts payable, related party	500	501
Staffing and management services - Fortistar	Accounts payable, related party	4	219
IT services - Costar	Accounts payable, related party	177	266
Total liabilities - related party		$5,633	$7,932
7. Reportable Segments and Geographic Information
The Company is organized into three operating segments based on the characteristics of its renewable power generation, dispensing portfolio, production and sale of renewable gas, and nature of other products and services.
Our reportable segments disclosure is aligned with the information and internal reporting provided to our CODM. Our Co-CEOs, Adam Comora and Jonathan Maurer, jointly fulfill the role of the CODM. The CODM evaluates performance based on segment net income (loss). For all of the segments, the CODM uses segment net income (loss) in the annual budgeting and monthly forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for segment net income (loss) on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.
The three operating segments are RNG Fuel, Fuel Station Services and Renewable Power. The Company has determined that each of the three operating segments meets the characteristics of a reportable segment under U.S. GAAP.
The Corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s consolidated financial statements, and though not denoted as an operating segment, significant expenses are noted within the segment.
The following table reflect the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the three months ended March 31, 2025:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$27,599	$50,678	$7,130	$—	$85,407
Intersegment revenues	138	4,393	—	—	4,531

Reconciliation of Revenue
Elimination of intersegment revenues	(138)	(4,393)	—	—	(4,531)
Total consolidated revenues	27,599	50,678	7,130	—	85,407

Less: (1)
Cost of sales and other operating costs	11,823	39,726	6,762	14,134	72,445
Less:
Loss from equity method investments	722	—	—	—	722
Interest and financing expense, net	6,017	63	(15)	—	6,065
Project development and start up costs	6,081	—	—	—	6,081
Other Income	—	—	(64)	(649)	(713)
Depreciation, amortization and accretion	2,959	2,034	949	—	5,942
Other segment items (2)	—	(260)	—	1,878	1,618
Segment Loss	(3)	9,115	(502)	(15,363)	(6,753)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit					8,037
Consolidated net income					$1,284
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on RNG dispensing, and gain on asset disposal
•Corporate - information technology expense, legal and professional advisor fees, and other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
The following table reflects certain other financial data for the reportable segments for the three months ended March 31, 2025:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Other segment disclosures
Equity method investment	$219,463	$—	$—	$—	$219,463
Segment assets	638,907	180,605	30,554	34,857	884,923
Cash paid for purchases of property, plant and equipment	4,680	6,886	—	—	11,566

The following table reflect the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the three months ended March 31, 2024:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$17,727	$37,142	$10,083	$—	$64,952
Intersegment revenues		4,508	—	—	4,508

Reconciliation of Revenue
Elimination of intersegment revenues	—	(4,508)	—	—	(4,508)
Total consolidated revenues	17,727	37,142	10,083	—	64,952

Less: (1)
Cost of sales and other operating costs	8,561	30,822	9,258	10,503	59,144

Less:(1)
Income from equity method investments	(4,206)	—	—	—	(4,206)
Interest and financing expense, net	4,044	(23)	(60)	—	3,961
Project development and start up costs	785	—	—	—	785
Other Income	—	—	(72)	—	(72)
Depreciation, amortization and accretion	1,392	1,319	1,000	—	3,711
Other segment items (2)	20	(698)	30	1,600	952
Segment Income	7,131	5,722	(73)	(12,103)	677
Reconciliation of profit or loss (segment income / (loss))
Consolidated net income					$677
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on recognition of RINs
•Corporate - gain on mark-to-market for OPAL and Sponsor Earnout Awards, loss on extinguishment of debt, insurance other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
The following table reflects certain other financial data for the reportable segments for the year ended December 31, 2024:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Other segment disclosures
Equity method investment	$223,594	$—	$—	$—	$223,594
Segment assets	635,927	179,304	30,517	35,329	881,077
Cash paid for purchases of property, plant and equipment	22,957	3,795	—	—	26,752
The tables below outlines the revenue from our two major customers, along with their respective percentages of revenue by each segment.

	Three Months Ended March 31,
	2025		2024
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	$20,101	23.5%	$15,495	23.9%
Fuel Station Services	15,344	18.0%	7,741	11.9%
Renewable Power	1,166	1.4%	1,526	2.3%
Total	$36,611	42.9%	$24,762	38.1%

	Three Months Ended March 31,
	2025		2024
Customer B	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Fuel Station Services	6,574	7.7%	9,913	15.3%
Total	6,574	7.7%	9,913	15.3%
8. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity (Deficit)
Common stock
As of March 31, 2025, there are (i) 30,607,664 shares of Class A common stock issued and 28,971,881 outstanding, (ii) 71,500,000 shares of New OPAL Class B common stock issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below), (iii) no shares of Class C common stock issued and outstanding and (iv) 72,899,037 shares of Class D common stock (shares of Class D common stock do not have any economic value except voting rights as described below).
Redeemable preferred non-controlling interests
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2024 to March 31, 2025:

	Series A-1 preferred units(1)		Series A preferred units(2)
	Units	Amount	Units	Amount	Total
Balance, December 31, 2024	300,000	$30,000	1,000,000	$100,000	$130,000
Preferred dividends attributable to OPAL Fuels	—	503	—	1,677	2,180
Preferred dividends attributable to Class A common stockholders	—	101	—	336	437
Payment of Preferred dividends	—	(604)	—	(2,013)	(2,617)
Balance, March 31, 2025	300,000	$30,000	1,000,000	$100,000	$130,000
(1) On November 29, 2021, as part of an Exchange Agreement, the Company issued 300,000 Series A-1 preferred units to Hillman in return for Hillman’s non-controlling interest in four RNG project subsidiaries.
(2) On November 29, 2021, NextEra subscribed for up to 1,000,000 Series A preferred units, which were issuable (in whole or in increments) at the Company’s discretion prior to June 30, 2022. During the year ended December 31, 2023, the Company had drawn $100,000 and issued 1,000,000 Series A preferred units.
Redeemable non-controlling interests
At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in stockholders' deficit. As of March 31, 2025, the Company recorded $276,719 to adjust the carrying value to their redemption value based on a five-day VWAP of $1.92 per share.
9. Net Loss Per Share
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Class A common stockholders	(235)	(316)

Weighted average number of shares of Class A common stock - basic	27,718,912	27,368,204
Weighted average number of shares of Class A common stock - diluted	27,718,912	27,368,204
Net loss per share of Class A common stock
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
The basic income (loss) per share for the three months ended March 31, 2025 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
For the periods in which EPS is presented, the following securities were excluded from the computation of diluted EPS since their impact would have been antidilutive:

	As of March 31,
	2025	2024
Stock options	498,661	536,188
Unvested PSUs	2,055,356	716,650
Unvested RSUs	4,474,415	1,828,084
OPAL Fuels Class B units	144,399,037	144,399,037
10. Income taxes

For the three months ended March 31, 2025, the Company recorded $8,037 income tax benefit, as a result of the sale to a third-party purchaser of certain transferable Investment Tax Credits that had been generated by the Company from its investments in the RNG segment. For the three months ended March 31, 2024, the Company recorded $0 income tax benefit. The effective tax rate for the three months ended March 31, 2025 and 2024 was 0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.

11. Stock-based compensation
Performance Units
The performance units are contingent upon Company achieving certain Adjusted EBITDA and production targets. The grant date fair value of these awards was estimated using the closing share price of the Company's stock on the date of the grant and the compensation cost related to these awards is recognized based on the relative satisfaction of the performance condition as of the reporting date. The applicable performance period for performance units granted in 2025 is January 1, 2027 to December 31, 2027, and all such performance units are scheduled to vest on March 31, 2028 subject to achievement of certain performance criteria.

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	643,591	$5.66
Granted	1,411,765	2.04
Unvested as of March 31, 2025	2,055,356	$3.17
Restricted stock
The Company’s RSUs are convertible into shares of the Company’s Class A common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. The RSUs generally vest over the service period of one to three years.
A summary of the unvested shares as of March 31, 2025, and changes during the three months ended March 31, 2025, is presented below.

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	1,886,824	$5.39
Granted	3,328,658	2.05
Vested	(542,404)	5.57
Withheld for settlement of taxes	(194,067)	5.90
Forfeited	(4,596)	5.44
Unvested as of March 31, 2025	4,474,415	$2.86
Parent Equity Awards
There were no new residual equity interest grants during the three months ended March 31, 2025.
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Three Months Ended March 31,
	2025	2024

2022 Plan	$1,622	$853
Parent equity awards	$129	$160
	$1,751	$1,013
12. Commitments and Contingencies

Letters of Credit
As of March 31, 2025 and December 31, 2024, the Company was required to maintain seventeen and nine standby letters of credit totaling $14,610 and $15,120, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
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
Lease commitments
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of March 31, 2025:

	Site leases	Office leases	Vehicle and Equipment leases	Site lease - Finance	Total

2025	$783	$423	$1,267	$705	$3,178
2026	1,051	47	1,556	963	3,617
2027	1,129	—	1,028	963	3,120
2028	1,129	—	337	850	2,316
2029	1,129	—	—	850	1,979
2030	1,129	—	—	850	1,979
Thereafter	17,650	—	—	1,700	19,350
	24,000	470	4,188	6,881	35,539
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
On March 28, 2025, OPAL Paragon entered into a tax credit purchasing agreement with the Buyer, pursuant to which OPAL Paragon sold $9,801 investment tax credits to the Buyer for net proceeds of $8,037. If the tax credits are disallowed or recaptured from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interests or penalties incurred.
In connection with the above transaction, the Company entered into an agreement that guarantees Opal Paragon's obligations up to $13,365. This amount decreases 20% annually for five years.
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
13. Subsequent Events
Class D Common Stock Conversion
On April 23, 2025, our ultimate controlling shareholder, Fortistar LLC (“Fortistar”), through its subsidiary OPAL Holdco LLC, exchanged 50 million shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction had no effect on the economic interest in the Company held by Fortistar.
New RNG Joint Venture

On May 9, 2025, a wholly-owned indirect subsidiary of the Company, entered into a limited liability company agreement (the “LLC Agreement”) with a leading environmental solutions company (the "Counterparty"), establishing the terms and conditions of governance and operation of a joint venture (the “Joint Venture”). The purpose of the Joint Venture, 70% of which is owned indirectly by the Company and 30% of which is owned by the Counterparty (together, the "Shares"), is to develop, construct, own and operate a facility (the “RNG Facility”) to produce RNG using biogas generated by a certain landfill.

The LLC Agreement governs the terms and conditions of capital contributions to be made by the Joint Venture members to fund the development, construction and operations of the RNG Facility. The LLC Agreement requires members of the Joint Venture to contribute their respective Shares of such capital requirements. The LLC Agreement contemplates that the RNG Facility will be located on a landfill owned by an affiliate of the Counterparty, with a nameplate capacity designed for approximately 5,500 scfm of landfill gas. The representations, warranties and covenants contained in the LLC Agreement were made solely for the benefit of the parties to the LLC Agreement and may be subject to limitations agreed upon by the contracting parties.

The LLC Agreement also provides for the Joint Venture to enter into an agreement with an affiliate of the Counterparty for the contractual rights to purchase landfill gas for the purpose of producing RNG at the RNG Facility (the “RNG Gas Rights Agreement”), as well as the site lease for the RNG Facility (the “RNG Site Lease”). The RNG Gas Rights Agreement and RNG Site Lease expire twenty (20) years from the date of commencement of operations of the RNG Facility. The existing gas rights agreement between an indirect subsidiary of the Company and an affiliate of the Counterparty (which relate to renewable electricity facilities) will terminate in accordance with the provisions of the RNG Gas Rights Agreement.

Further, the LLC Agreement contemplates that the Joint Venture will enter into a management services agreement (the “MSA”), an operations and maintenance agreement (the “O&M Agreement”), and an RNG marketing agreement (the "RNG Marketing Agreement") with certain wholly-owned, indirect subsidiaries of the Company. The MSA will establish terms and conditions for the day-to-day administration of the projects, including responsibility for managing the development and overseeing the construction of the RNG Facility. The O&M Agreement will establish the terms and conditions for operating and maintaining the RNG Facility once construction is completed. The RNG Marketing Agreement will provide for the acquisition, marketing and sale of the environmental attributes associated with RNG produced by the RNG Facility. The definitive terms and conditions of these agreements are not yet established and, accordingly, there is no guarantee that the Joint Venture will enter into each of these agreements.

This summary of the terms of the LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the LLC Agreement, a copy of which is filed as Exhibit 10.6 hereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL," "we," "us," "our," and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 17, 2025. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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
Biogas is generated by microbes as they break down organic matter in the absence of oxygen, and is comprised of non-fossil waste gas, with high concentrations of methane, which is the primary component of RNG and the source for combustion utilized by Renewable Power plants to generate electricity. Biogas can not only be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and injected into existing natural gas pipelines as it is fully interchangeable with fossil natural gas, but partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. Our principal sources of biogas are (i) landfill gas, which is produced by the decomposition of organic waste at landfills, and (ii) dairy manure, which is processed through anaerobic digesters to produce the biogas.
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
As of March 31, 2025, we owned and operated 26 projects, 11 of which are RNG projects and 15 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 8.8 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with six of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.
Recent Developments
Class D Common Stock Conversion

On April 23, 2025, our ultimate controlling shareholder, Fortistar LLC (“Fortistar”), through its subsidiary OPAL Holdco LLC, exchanged 50 million shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction had no effect on the economic interest in the Company held by Fortistar.

New RNG Joint Venture

On May 9, 2025, a wholly-owned indirect subsidiary of the Company, entered into a limited liability company agreement (the “LLC Agreement”) with a leading environmental solutions company (the "Counterparty"), establishing the terms and conditions of governance and operation of a joint venture (the “Joint Venture”). The purpose of the Joint Venture, 70% of which is owned indirectly by the Company and 30% of which is owned by the Counterparty (together, the "Shares"), is to develop, construct, own and operate a facility (the “RNG Facility”) to produce RNG using biogas generated by a certain landfill.

The LLC Agreement governs the terms and conditions of capital contributions to be made by the Joint Venture members to fund the development, construction and operations of the RNG Facility. The LLC Agreement requires members of the Joint Venture to contribute their respective Shares of such capital requirements. The LLC Agreement contemplates that the RNG Facility will be located on a landfill owned by an affiliate of the Counterparty, with a nameplate capacity designed for approximately 5,500 scfm of landfill gas. The representations, warranties and covenants contained in the LLC Agreement were made solely for the benefit of the parties to the LLC Agreement and may be subject to limitations agreed upon by the contracting parties.

The LLC Agreement also provides for the Joint Venture to enter into an agreement with an affiliate of the Counterparty for the contractual rights to purchase landfill gas for the purpose of producing RNG at the RNG Facility (the “RNG Gas Rights Agreement”), as well as the site lease for the RNG Facility (the “RNG Site Lease”). The RNG Gas Rights Agreement and RNG Site Lease expire twenty (20) years from the date of commencement of operations of the RNG Facility. The existing gas rights agreement between an indirect subsidiary of the Company and an affiliate of the Counterparty (which relate to renewable electricity facilities) will terminate in accordance with the provisions of the RNG Gas Rights Agreement.

Further, the LLC Agreement contemplates that the Joint Venture will enter into a management services agreement (the “MSA”), an operations and maintenance agreement (the “O&M Agreement”), and an RNG marketing agreement (the "RNG Marketing Agreement") with certain wholly-owned, indirect subsidiaries of the Company. The MSA will establish terms and conditions for the day-to-day administration of the projects, including responsibility for managing the development and overseeing the construction of the RNG Facility. The O&M Agreement will establish the terms and conditions for operating and maintaining the RNG Facility once construction is completed. The RNG Marketing Agreement will provide for the acquisition, marketing and sale of the environmental attributes associated with RNG produced by the RNG Facility. The definitive terms and conditions of these agreements are not yet established and, accordingly, there is no guarantee that the Joint Venture will enter into each of these agreements.

This summary of the terms of the LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the LLC Agreement, a copy of which is filed as Exhibit 10.6 hereto.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, costs and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a detailed description of all our accounting policies, see Note 1. Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein and the section titled “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

Key Factors and Trends Influencing our Results of Operations
The principal factors affecting our results of operations and financial condition are the markets for RNG, Renewable Power, and associated Environmental Attributes, access to suitable biogas production resources, the regulatory environment of our industry, and the seasonality of demand and pricing for our products. Additional factors and trends affecting our business are discussed in "Risk Factors" elsewhere in this report.
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

In June 2023, the EPA set RVOs for 2023 through 2025 via a new Set rule. This 3 year RVO is expected to reduce volatility in RIN pricing for the associated period. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California, Washington and Oregon (with several other states also actively considering LCFS initiatives similar to those in California, Washington and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
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
Regulatory landscape
We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase demand for our products by providing incentives to purchase RNG and Environmental Attributes. These government policies are modified and in flux constantly and any adverse changes to these policies could have a material effect on the demand for our products. For more information, see our risk factor in our Annual Report on Form 10-K for the year ended December 31, 2024 titled "The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy." Government regulations have become increasingly stringent and complying with changes in regulations may result in significant additional operating expenses.
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
•Renewable Power. Includes royalty payments; land usage costs; service provider costs; salaries and other indirect expenses related to the production process; utilities; and depreciation of production facilities.
Project development and start up costs includes certain development costs such as legal fees, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs on our RNG projects under construction. Additionally, the Company also incurs certain expenses on new RNG projects during the first two years that such projects are operational, such as virtual pipeline costs (incurred until a physical interconnect pipeline is built) and ramp up costs incurred during the certification period.
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
Concentration of customers and associated credit risk

The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of March 31, 2025 and December 31, 2024. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	March 31, 2025	December 31, 2024
Customer A (1)	29%	31%
Customer B	16%	19%
Customer C	10%	*
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreements and Renewable Power sale agreements with NextEra.
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended March 31,
	2025	2024
Customer A	43%	40%
Customer B	*	15%
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Operational data
The following table summarizes the operational data achieved for the three months ended March 31, 2025 and 2024:
RNG Facility Capacity and Utilization Summary

	Three Months Ended March 31,
	2025	2024
RNG Facility Capacity and Utilization
Design Capacity (Million MMBtus) (1)	2.3	1.3
Volume of Inlet Gas (Million MMBtus) (2)	1.4	1.0
Inlet Design Capacity Utilization (%) (2)	69%	80%
RNG Fuel volume produced (Million MMBtus)	1.1	0.8
Utilization of Inlet Gas (%) (3)	77%	81%
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

	Three Months Ended March 31,
	2025	2024
Renewable Power
Nameplate Capacity (MW per hour)(1)	105.8	105.8
Nameplate Capacity for the period (Millions MWh) (1)	0.23	0.23
Renewable Power produced (Millions MWh)	0.08	0.09
Design Capacity Utilization (%) (2)	—%	37%
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

	Three Months Ended March 31,
	2025	2024

RNG Fuel volume produced (Million MMBtus)	1.1	0.8
RNG Fuel volume sold (Million GGEs)	19.5	16.4
Total volume delivered (Million GGEs)	40.6	35.0
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of March 31, 2025:

	OPAL's Share of Design Capacity (MMBtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (4)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
Sapphire (2)	796,284	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	43,750	Dairy	10%	N/A
Sunoma (3)	176,297	Dairy	90%	N/A
Prince William	1,725,282	LFG	100%	N/A
Polk County	1,060,000	LFG	100%	N/A
Total	8,804,931

RNG Projects in Construction:
Hilltop (5)	255,500	Dairy	100%	(5)
Vander Schaaf (5)	255,500	Dairy	100%	(5)
Burlington (6)	459,900	LFG	50%	(6)
Atlantic (2)	331,785	LFG	50%	Third quarter 2025
Cottonwood (6)	664,884	LFG	100%	(6)
Kirby Canyon (6)	663,570	LFG	100%	(6)
Total	2,631,139
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
(5) Please see Part II, Item 1: Legal Proceedings and Note 12 - Commitments and Contingencies to the financial statements.
(6) The construction of the Cottonwood, Burlington, and Kirby Canyon projects began in the second, third, and fourth quarters of 2024, respectively.
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
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		$ Change	% Change
(in thousands)	2025	2024
Revenues:
RNG Fuel	27,599	$17,727	$9,872	56%

Fuel Station Services	50,678	37,142	13,536	36%
Renewable Power	7,130	10,083	(2,953)	(29)%
Total revenues	85,407	64,952	20,455	31%
Operating expenses:
Cost of sales - RNG Fuel	12,153	8,338	3,815	46%
Cost of sales - Fuel Station Services	39,722	30,335	9,387	31%
Cost of sales - Renewable Power	6,762	9,258	(2,496)	(27)%
Project development and startup costs	6,081	785	5,296	675%
Selling, general, and administrative	15,967	13,161	2,806	21%
Depreciation, amortization, and accretion	5,942	3,711	2,231	60%
Loss (income) from equity method investments	722	(4,206)	4,928	117%
Total expenses	87,349	61,382	25,967	42%
Operating (loss) income	(1,942)	3,570	(5,512)	(154)%
Other income (expense)			—
Interest and financing expense, net	(6,065)	(3,961)	(2,104)	(53)%
Change in fair value of derivative instruments, net	281	403	(122)	(30)%
Other income	973	665	308	46%
Total other expenses	(4,811)	(2,893)	(1,918)	(66)%
Net income (loss) before provision for income taxes	(6,753)	677	(7,430)	(1097)%
Income tax benefit	8,037	—	8,037	100%
Net income	1,284	677	607	90%
Net loss attributable to redeemable non-controlling interests	(1,174)	(1,627)	453	28%
Net income attributable to non-redeemable non-controlling interests	76	2	74	3700%
Dividends on redeemable preferred non-controlling interests	2,617	2,618	(1)	—%
Net loss attributable to Class A common stockholders	(235)	(316)	81	26%

Revenues

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change
RNG Fuel
Brown gas sales	$1,457	$999	$458
Environmental Attributes (1)	25,830	16,335	9,495
Other	312	393	(81)
Total RNG Fuel	27,599	17,727	9,872
Fuel Station Services
OPAL owned stations	7,091	5,375	1,716
RNG marketing (1)	28,526	15,553	12,973
Third party station service and maintenance	7,316	5,336	1,980
Construction	7,745	10,878	(3,133)
Total Fuel Station Services	50,678	37,142	13,536
Renewable Power
Electricity sales	$6,309	$6,295	$14
Environmental Attributes (3)	821	3,788	(2,967)
Total Renewable Power	7,130	10,083	(2,953)

Total Revenues	$85,407	$64,952	$20,455
(1) Revenues from Environmental Attributes in the RNG Fuel segment relate to revenues earned from sales of RINs and LCFSs.
(2) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from sales of RINs and LCFSs, as well as revenue from Environmental Attribute generation and monetization services.

(3) Revenues from Environmental Attributes in the Renewable Power segment include revenues earned from sales of ISCC carbon sales and RECs.
RNG Fuel
Revenue from RNG Fuel increased by $9.9 million or 56% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to a $9.5 million increase in the sale of environmental attributes, including $5.0 million related to K-1 RINs sale, and a $0.5 million increase in brown gas sales, both of which were driven by operations of our new RNG facilities: Prince William, which went into operations in the second quarter of 2024, and Polk, which went into operations in the fourth quarter of 2024, as these facilities were not operational in the three months ended March 31, 2024 comparative period.
Fuel Station Services
Revenue from Fuel Station Services increased by $13.5 million, or 36%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to a $3.4 million increase in revenues from RIN and LCFS minting services from increased volumes related to our new RNG facilities (Prince William, Sapphire, and Polk), a $2.0 million increase in third party RIN sales primarily due to increased volumes, a $7.6 million increase in third party sales of LCFSs related to timing of inventory sales, an increase of $1.7 million in brown gas sales due to increases in price and volumes, a $2.0 million increase from service revenues, partially offset by a $3.1 million decrease in construction revenues due to timing of projects reaching completion.
Renewable Power
Revenue from Renewable Power decreased by $3.0 million, or 29%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to loss of revenues from the sale of ISCC Carbon Credits, for which the contract ended in the fourth quarter of 2024 due to change in EU law.

Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $3.8 million, or 46%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to Prince William coming online in the second quarter of 2024 and Polk coming online in the fourth quarter of 2024.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $9.4 million, or 31%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to an increase of $11.2 million in higher dispensing fees due to increased volume and sale of environmental credits, and $1.5 million in FPA tolling expense, offset by savings of $3.2 million in equipment, parts construction and other costs, which are in line with the decrease in construction revenues.
Renewable Power
Cost of sales from Renewable Power decreased by $2.5 million, or 27%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to a $0.8 million decrease in royalties related to the corresponding decrease in ISCC revenues, and a $1.6 million decrease in expenses, which was primarily driven by the timing of major maintenance and other expenses.
Project development and start up costs
Project development and startup costs increased by $5.3 million, or 675%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to virtual pipeline costs for Prince William and Polk, and project development costs for Central Valley.
Selling, general, and administrative
Selling, general, and administrative expenses increased by a total of $2.8 million, or 21%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to increases in stock based compensation and general corporate expenses.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion increased by a total of $2.2 million, or 60%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to depreciation expense on Prince William and Polk, which became operational in the second and fourth quarters of 2024, respectively.
Loss (income) from equity method investments
Net income attributable to equity method investments decreased by $4.9 million, or 117%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily attributable to a decrease in the realized price of RINs sold in the first quarter of 2025 as compared with those sold in the first quarter of 2024 on operating facilities (Emerald, Pine, Noble, and BioTown) and our share of non-capitalizable expenses incurred on facilities currently under construction (Atlantic and Burlington).
Interest and financing expense, net
Interest and financing expenses, net increased by $2.1 million, or 53%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to an increase in the drawn balance of the OPAL Term Loan.
Change in fair value of derivative instruments, net
Change in fair value of derivatives, remained flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Other income

Other income increased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 mainly due to increase in unrealized gains.
Income tax benefit
Income tax benefit increased by $8.0 million or 100% for three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is primarily due to receipt of net proceeds from sale of ITC credits related to the Sapphire facility in the first quarter of 2025.
Net loss attributable to redeemable non-controlling interests
Net loss attributable to redeemable non-controlling interests decreased by $0.5 million, or 28%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The net loss for the three months ended March 31, 2025 and 2024 reflects the portion of earnings belonging to OPAL Fuels equity holders. The decrease is primarily attributable to higher net income in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interests
Net income attributable to non-redeemable non-controlling interests remained flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Dividends on redeemable preferred non-controlling interests
Dividends on Redeemable preferred non-controlling interests remained flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Liquidity and Capital Resources
Liquidity
As of March 31, 2025, our liquidity was $239.9 million, consisting of $178.4 million of unused capacity under our $450 million senior secured credit facility, $21.4 million of unused capacity under the associated revolver, and $40.1 million of cash and cash equivalents.
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
See Note 3. Borrowings, to our condensed consolidated financial statements.
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
As of March 31, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $286.6 million.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of March 31, 2025, the Company is in compliance with the financial covenants under the OPAL Term Loan.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1.25 million.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20 million. Sunoma paid $0.6 million in financing fees. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20 to $23 million. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at an annual fixed rates of 7.8%, and 8.2% per annum during the term.
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
As of March 31, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $20.4 million and $20.8 million, respectively.
The significant assets of Sunoma are parenthesized in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Redeemable Series A Preferred Units of OPAL Fuels LLC
In November 2021, NextEra subscribed for an aggregate of $100,000,000 of Series A preferred units issued by OPAL Fuels LLC. The Series A preferred units have limited rights to prevent OPAL Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of OPAL Fuels LLC’s primary business. The Series A preferred units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company was allowed to elect to issue additional Series A preferred units ( paid-in-kind) in lieu of cash for the first eight dividend payment dates. As of March 31, 2025 and December 31, 2024, there was no accrued preferred dividend payable.
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
Cash Flows
The following table presents the Company's cash flows for the three months ended months ended March 31, 2025 and 2024:

	Three months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$29,679	$13,718
Net cash used in investing activities	(9,277)	(21,626)
Net cash used in financing activities	(4,732)	(6,638)
Net increase (decrease) in cash, restricted cash, and cash equivalents	$15,670	$(14,546)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $29.7 million, an increase of $16.0 million compared to $13.7 million for the three months ended March 31, 2024. The increase in cash provided by operating activities was attributable to higher operating income driven by increase in revenues, positive working capital changes of $10.0 million, and an increase of $8.8 million in non-cash expenses, offset by a decrease of $3.5 million from distributions from equity method investments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $9.3 million, a decrease of $12.3 million compared to the $21.6 million used in investing activities for the three months ended March 31, 2024. This was primarily driven by decrease in payments made for the construction of various RNG generation and dispensing facilities of $15.2 million in 2025 compared to 2024, and a $5.2 million increase in distributions from its equity method investments, offset by $4.2 million in contributions to equity method investments, and lower proceeds from sale of short term investments of $3.9 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $4.7 million, a decrease of $1.9 million compared to the net cash used in financing activities of $6.6 million for the three months ended March 31, 2024. This decrease was primarily driven by decrease of $2.6 million in the payment of dividends on redeemable preferred non-controlling interests, offset by an increase of $1.0 million in financing costs paid to third parties.
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
As of March 31, 2025, we anticipate spending approximately $182.0 million in capital expenditures for the next 12 months for projects and fuel stations currently under construction and our share of contributions in our equity method investment projects. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.

In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 3. Borrowings and Note 4. Leases to our condensed consolidated financial statements for additional information.

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
Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of March 31, 2025, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Changes in Internal Controls over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Except as described below, there have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our business may be impacted by macroeconomic conditions, including inflation, rising interest rates, tariffs, lower commodity pricing, volatile market conditions, and other uncertainties beyond our control.

Our ability to effectively run our business could be adversely affected by general conditions in the global economy. Various macroeconomic factors could adversely affect our business, including changes in inflation, interest rates, tariffs and overall economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also adversely impact third parties upon whom we depend to run our business.

The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have already implemented new or modified tariffs. These tariffs and any retaliatory actions from other countries may have a material adverse impact on our financial position, results of operations and/or cash flows. We continually monitor the global trade environment for new and/or changing tariffs, retaliatory actions, trade agreements, sanctions or other restrictions that may impact us or our customers, and work to mitigate impacts to our business. We seek to comply with all U.S. and other government import requirements, export control restrictions and sanctions. We continue to monitor and evaluate additional sanctions and trade restrictions that may be imposed by the U.S. government or other governments, as well as any responses that could affect our supply chain, business partners or customers, for any additional impacts to our business.

Further, considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the current U.S. governmental administration. Any broader macroeconomic impacts could affect our current projects and contracts and have a material effect on our financial position, results of operations and/or cash flows.

Additionally, rising inflation and other uncertainties regarding the global economy, financial environment, and global conflict could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for RNG and CNG and could result in lower commodity prices. Prolonged, substantial decreases in commodity prices would likely have a material adverse effect on our business, financial condition, and results of operations, and could further limit our access to liquidity and credit and could hinder our ability to satisfy our capital requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

New RNG Joint Venture

On May 9, 2025, a wholly-owned indirect subsidiary of the Company, entered into a limited liability company agreement (the “LLC Agreement”) with a leading environmental solutions company (the "Counterparty"), establishing the terms and conditions of governance and operation of a joint venture (the “Joint Venture”). The purpose of the Joint Venture, 70% of which is owned indirectly by the Company and 30% of which is owned by the Counterparty (together, the "Shares"), is to develop, construct, own and operate a facility (the “RNG Facility”) to produce RNG using biogas generated by a certain landfill.

The LLC Agreement governs the terms and conditions of capital contributions to be made by the Joint Venture members to fund the development, construction and operations of the RNG Facility. The LLC Agreement requires members of the Joint Venture to contribute their respective Shares of such capital requirements. The LLC Agreement contemplates that the RNG Facility will be located on a landfill owned by an affiliate of the Counterparty, with a nameplate capacity designed for approximately 5,500 scfm of landfill gas. The representations, warranties and covenants contained in the LLC Agreement were made solely for the benefit of the parties to the LLC Agreement and may be subject to limitations agreed upon by the contracting parties.

The LLC Agreement also provides for the Joint Venture to enter into an agreement with an affiliate of the Counterparty for the contractual rights to purchase landfill gas for the purpose of producing RNG at the RNG Facility (the “RNG Gas Rights Agreement”), as well as the site lease for the RNG Facility (the “RNG Site Lease”). The RNG Gas Rights Agreement and RNG Site Lease expire twenty (20) years from the date of commencement of operations of the RNG Facility. The existing gas rights agreement between an indirect subsidiary of the Company and an affiliate of the Counterparty (which relate to renewable electricity facilities) will terminate in accordance with the provisions of the RNG Gas Rights Agreement.

Further, the LLC Agreement contemplates that the Joint Venture will enter into a management services agreement (the “MSA”), an operations and maintenance agreement (the “O&M Agreement”), and an RNG marketing agreement (the "RNG Marketing Agreement") with certain wholly-owned, indirect subsidiaries of the Company. The MSA will establish terms and conditions for the day-to-day administration of the projects, including responsibility for managing the development and overseeing the construction of the RNG Facility. The O&M Agreement will establish the terms and conditions for operating and maintaining the RNG Facility once construction is completed. The RNG Marketing Agreement will provide for the acquisition, marketing and sale of the environmental attributes associated with RNG produced by the RNG Facility. The definitive terms and conditions of these agreements are not yet established and, accordingly, there is no guarantee that the Joint Venture will enter into each of these agreements.

This summary of the terms of the LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the LLC Agreement, a copy of which is filed as Exhibit 10.6 hereto.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2*	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
10.1*
Amendment No. 1 to Credit and Guarantee Agreement, dated March 3, 2025 by and among OPAL Fuels Intermediate HoldCo LLC, as Borrower, the Guarantors, the Lenders, the LC Issuers, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 5, 2025).

10.2*+#	Tax Credit Purchase Agreement, dated March 28, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2025)
10.3*	Guaranty, dated March 28, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 28, 2025)
10.4+	First Amendment to Administrative Services Agreement, dated March 17, 2025 between Fortistar Services 2 LLC and OPAL Fuels LLC
10.5	Option Agreement, dated March 17, 2025, between Wasatch RNG LLC and OPAL Fuels LLC
10.6+#	Limited Liability Company Agreement, dated May 9, 2025
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
Date: May 12, 2025

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Kazi Hasan
Name:	Kazi Hasan
Title:	Chief Financial Officer