Form 10-Q
period 2025-06-30
OPAL Fuels Inc.
filed 2025-08-07
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of August 7, 2025, a total of 28,996,177 shares of Class A common stock, par value $0.0001 per share, 121,500,000 shares of Class B common stock, par value of $0.0001 per share and 22,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

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

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	3
	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three and six months ended June 30, 2025 and 2024	5
	Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' (Deficit) Equity for the three and six months ended June 30, 2025 and 2024	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	7
	Notes To Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 4.	CONTROLS AND PROCEDURES	50

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	51
ITEM 1A.	RISK FACTORS	52
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	53
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	53
ITEM 4.	MINE SAFETY DISCLOSURES	53
ITEM 5.	OTHER INFORMATION	54
ITEM 6.	EXHIBITS	54
SIGNATURES		56

Glossary of Key Terms
This Quarterly Report on Form 10-Q uses several terms of art that are specific to our industry and business. For the convenience of the reader, a glossary of such terms is provided here. Capitalized terms that are used in this Quarterly Report are either defined when they are first used or in the Glossary. Unless we otherwise indicate, or unless the context requires otherwise, any references in this Quarterly Report on Form 10-Q to:
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
“Btu” refers to British thermal units.
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
“EPA” refers to the U.S. Environmental Protection Agency.
“GHG” refers to greenhouse gases.
"ISCC Carbon Credits" refers to Environmental Attributes associated with renewable biomethane.
“ISOs” refers to independent system operators.
“LCFS” refers to Low Carbon Fuel Standard or similar types of federal and state programs.
“LFG” refers to landfill gas.
"MMBtus" refers to million British thermal units.
"PTC" refers to the Production Tax Credit.
“RECs” refers to renewable energy credits.
“Renewable Power” refers to electricity generated from renewable sources.
“RFS” refers to the EPA’s Renewable Fuel Standard.
“RINs” refers to Renewable Identification Numbers.

“RNG” refers to renewable natural gas.
“RVOs” refers to renewable volume obligations.

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents (includes $373 and $358 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	$29,269	$24,310
Accounts receivable, net of allowance for credit losses of $2,454 and $—, respectively (includes $25 and $435 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	29,085	32,013
Accounts receivable, related party	25,496	14,522
Restricted cash - current (includes $979 and $972 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	979	972
Fuel tax credits receivable	3,264	5,639
Contract assets	10,556	11,075
Parts inventory	13,004	10,294
Prepaid expense and other current assets (includes $62 and $144 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	11,833	18,363
Total current assets	123,486	117,188
Property, plant, and equipment, net (includes $31,303 and $25,428 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	477,063	458,258
Investment in other entities	224,577	223,594
Other long-term assets	22,546	23,483
Restricted cash - non-current (includes $2,528 and $2,315 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	3,257	3,946
Goodwill	54,608	54,608
Total assets	905,537	881,077
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable (includes $36 and $22 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	19,589	16,419
Accounts payable, related party (includes $— and $426 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	8,288	7,932
Fuel tax credits payable	3,471	4,422
Accrued payroll (includes $27 and $45 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	7,663	9,580
Accrued capital expenses	24,859	23,238
Accrued environmental credit rebates	4,705	5,391
Accrued expenses and other current liabilities (includes $1,008 and $974 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	12,969	14,717
Contract liabilities	8,631	9,276
OPAL Term Loan - current portion	6,233	10,865
Sunoma Loan - current portion (includes $1,825 and $1,756 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	1,825	1,756
Total current liabilities	98,233	103,596
OPAL Term Loan, net of debt issuance costs	295,753	266,630
Sunoma Loan, net of debt issuance costs (includes $17,515 and $18,373 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	17,515	18,373
Operating lease liabilities - non-current portion	12,007	12,155
Other long-term liabilities (includes $1,357 and $2,495 at June 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	8,783	15,291

Total liabilities	432,291	416,045
Redeemable preferred non-controlling interests	130,000	130,000
Redeemable non-controlling interests	365,548	482,863
Stockholders' deficit:
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of June 30, 2025; shares issued: 30,631,960 and 30,065,260 at June 30, 2025 and December 31, 2024, respectively; shares outstanding: 28,996,177 and 28,429,477 at June 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2025; 121,500,000 issued and outstanding as of June 30, 2025 and 71,500,000 issued and outstanding as of December 31, 2024	12	7
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2025; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of June 30, 2025; 22,899,037 shares issued and outstanding at June 30, 2025 and 72,899,037 issued and outstanding as of December 31, 2024	2	7
Additional paid-in capital	—	—
Accumulated deficit	(13,442)	(137,004)
Accumulated other comprehensive income	2	152
Class A common stock in treasury, at cost; 1,635,783 at June 30, 2025 and December 31, 2024	(11,614)	(11,614)
Total Stockholders' deficit attributable to the Company	(25,037)	(148,449)
Non-redeemable non-controlling interests	2,735	618
Total Stockholders' deficit	(22,302)	(147,831)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' deficit	$905,537	$881,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
RNG Fuel (includes revenues from related parties of $17,878 and $15,881 for the three months ended June 30, 2025 and 2024, respectively; $37,979 and $31,376 for the six months ended June 30, 2025 and 2024, respectively)	$25,130	$19,445	$52,729	$37,172
Fuel Station Services (includes revenues from related parties of $12,826 and $11,628 for the three months ended June 30, 2025 and 2024, respectively; $29,429 and $21,708 for the six months ended June 30, 2025 and 2024, respectively)	47,026	39,257	97,704	76,399
Renewable Power (includes revenues from related parties of $1,488 and $1,804 for the three months ended June 30, 2025 and 2024, respectively; $2,654 and $3,330 for the six months ended June 30, 2025 and 2024, respectively)	8,300	12,248	15,430	22,331
Total revenues	80,456	70,950	165,863	135,902
Operating expenses:
Cost of sales - RNG Fuel	11,414	8,321	23,567	16,659
Cost of sales - Fuel Station Services	38,731	30,938	78,453	61,273
Cost of sales - Renewable Power	6,899	8,899	13,661	18,157
Project development and startup costs	3,477	2,935	9,558	3,720
Selling, general, and administrative	17,460	13,699	33,427	26,860
Depreciation, amortization, and accretion	5,264	4,269	11,206	7,980
Income from equity method investments	(1,962)	(3,800)	(1,240)	(8,006)
Total expenses	81,283	65,261	168,632	126,643
Operating (loss) income	(827)	5,689	(2,769)	9,259
Other (expense) income:
Interest and financing expense, net	(6,367)	(4,989)	(12,432)	(8,950)
Change in fair value of derivative instruments, net	—	776	281	1,179
Other income	1,067	432	2,040	1,097
Total other expenses	(5,300)	(3,781)	(10,111)	(6,674)
(Loss) income before provision for income taxes	(6,127)	1,908	(12,880)	2,585
Income tax benefit	13,686	—	21,723	—
Net income	7,559	1,908	8,843	2,585
Net income (loss) attributable to redeemable non-controlling interests	3,982	(753)	2,808	(2,380)
Net income attributable to non-redeemable non-controlling interests	160	196	236	198
Dividends on redeemable preferred non-controlling interests (1)	2,617	2,618	5,234	5,236
Net income (loss) attributable to Class A common stockholders	$800	$(153)	$565	$(469)
Weighted average shares outstanding of Class A common stock:
Basic	28,265,710	27,674,567	27,995,258	27,523,150
Diluted	29,229,245	27,674,567	28,688,505	27,523,150
Per share amounts:
Basic	$0.03	$(0.01)	$0.02	$(0.02)
Diluted	$0.03	$(0.01)	$0.02	$(0.02)
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

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$7,559	$1,908	$8,843	$2,585
Other comprehensive income:
Effective portion of the cash flow hedge attributable to equity method investments	(89)	165	(253)	515
Net unrealized loss on cash flow hedges	(247)	—	(648)	—
Total comprehensive income	7,223	2,073	7,942	3,100
Net income attributable to redeemable non-controlling interests (1)	6,162	1,430	7,168	1,995
Other comprehensive (loss) income attributable to redeemable non-controlling interests	(282)	137	(751)	430
Comprehensive income attributable to non-redeemable non-controlling interests	160	196	236	198
Dividends on redeemable preferred non-controlling interests	438	435	875	861
Comprehensive income (loss) attributable to Class A common stockholders	$745	$(125)	$414	$(384)
(1) Includes $2,180 and $2,183 of dividends attributable to redeemable non-controlling interests for the three months ended June 30, 2025 and 2024, respectively; Includes $4,360 and $4,375 of dividends attributable to redeemable non-controlling interests for the six months ended June 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A common stock		Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	(Accumulated deficit) Retained Earnings	Accumulated other comprehensive income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' (Deficit) Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2024	30,065,260	$3	71,500,000	$7	72,899,037	$7	—	$(137,004)	$152	$618	(1,635,783)	$(11,614)	$(147,831)	$130,000	$482,863
Net income	—	—	—	—	—	—		202		76	—	—	278	—	1,006
Other comprehensive loss	—	—	—	—	—	—	—	—	(94)	—	—	—	(94)	—	(469)
Issuance of Class A common stock for vesting of equity awards (1)	542,404	—	—	—	—	—	(382)	—	—	—	—	—	(382)	—	—
Stock-based compensation	—	—	—	—	—	—	293	—	—	—	—	—	293	—	1,458
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—		(437)	—	—	—	—	(437)	2,617	(2,180)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	89	205,870	—	—	—	—	205,959	—	(205,959)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)
March 31, 2025	30,607,664	$3	71,500,000	$7	72,899,037	$7	$—	$68,631	$58	$634	(1,635,783)	$(11,614)	$57,726	$130,000	$276,719
Net income								1,237		160			1,397		6,162
Other comprehensive loss	—	—	—	—	—	—	—	—	(56)	—	—	—	(56)	—	(282)
Issuance of Class A common stock under the ATM program (1)	17,104	—	—	—	—	—	58	—	—	—	—	—	58	—	—
Share conversion	—	—	50,000,000	5	(50,000,000)	(5)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (2)	7,192	—	—	—	—	—	(5)	—	—	—	—	—	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	369	—	—	—	—	—	369	—	1,835
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(438)	—	—	—	—	(438)	2,617	(2,180)
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,991	—	—	1,991	—	—
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(422)	(82,872)	—	—	—	—	(83,294)	—	83,294
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
June 30, 2025	30,631,960	$3	121,500,000	$12	22,899,037	$2	$—	$(13,442)	$2	$2,735	(1,635,783)	$(11,614)	$(22,302)	$130,000	$365,548
(1) During the six months ended June 30, 2025, the Company issued shares of Class A common stock under the Company's ATM program. Please see Note 8. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' (Deficit) Equity for additional information.

(2) Represents the equity awards vested net of shares of Class A common stock withheld for taxes. Please see Note 11. Stock-based Compensation for additional information.

	Class A common stock		Class B common stock		Class D common stock						Class A common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-redeemable non-controlling interests	Shares	Amount	Total Stockholders' Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2023	29,701,146	$3	—	$—	144,399,037	$14	$—	$(467,195)	$(15)	$955	(1,635,783)	$(11,614)	$(477,852)	$132,617	$802,720
Net income	—	—	—	—	—	—	—	110	—	2	—	—	112	—	565
Other comprehensive income	—	—	—	—	—	—	—	—	57	—	—	—	57	—	293
Issuance of Class A common stock under the ATM program (1)	14,005	—	—	—	—	—	97	—	—	—	—	—	97	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards (2)	307,137	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	—	—	—	—	165	—	848
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(426)	—	—	—	—	(426)	2,618	(2,192)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	365	96,679	—	—	—	—	97,044	—	(97,044)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,235)	—
March 31, 2024	30,022,288	$3	71,500,000	$7	72,899,037	$7	$—	$(370,832)	$42	$724	(1,635,783)	$(11,614)	$(381,663)	$130,000	$705,190
Net income	—	—	—	—	—	—	—	282	—	196	—	—	478	—	1,430
Other comprehensive income	—	—	—	—	—	—	—	—	28	—	—	—	28	—	137
Issuance of Class A common stock under the ATM program (1)	22,348	—	—	—	—	—	73	—	—	—	—	—	73	—	—
Issuance of Class A common stock for vesting of equity awards (2)	13,933	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	304	—	—	—	—	—	304		1,538
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	62	—	—	(403)	—	—	(341)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(435)	—	—	—	—	(435)	2,618	(2,183)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(439)	109,482	—	—	—	—	109,043	—	(109,043)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,618)	—
June 30, 2024	30,058,569	$3	71,500,000	$7	72,899,037	$7	$—	$(261,503)	$70	$517	(1,635,783)	$(11,614)	$(272,513)	$130,000	$597,069
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

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$8,843	$2,585
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(1,240)	(8,006)
Distributions from equity method investments	2,620	8,669
Provision for bad debts	2,454	—
Gain on lease termination	(600)	—
Reduction of carrying amount of operating lease right-of-use assets	359	334
Write-offs of capitalized costs	306	—
Depreciation and amortization	10,986	7,706
Accretion expense related to asset retirement obligation	220	274
Amortization of deferred financing costs	802	1,119
Stock-based compensation	3,956	2,855
Paid-in-kind interest income	(125)	(136)
Change in fair value of commodity swaps	(595)	324
Unrealized gain on note receivable	(815)	—
Unrealized gain on derivative financial instruments	(281)	(1,179)
Changes in operating assets and liabilities
Accounts receivable	474	3,403
Accounts receivable, related party	(10,974)	3,958
Fuel tax credits receivable	2,375	(54)
Contract assets	519	(5,986)
Parts inventory	(2,710)	(429)
Prepaid expense and other current and long-term assets	7,788	(2,477)
Accounts payable	3,170	(802)
Accounts payable, related party	356	1,145
Fuel tax credits payable	(951)	(609)
Accrued payroll	(1,917)	(1,650)
Accrued expenses and other current and non-current liabilities	(2,213)	3,560
Operating lease liabilities - current and non-current	(357)	(301)
Contract liabilities	(645)	(52)
Net cash provided by operating activities	21,805	14,251
Cash flows from investing activities:
Purchase of property, plant, and equipment	(33,409)	(49,742)
Proceeds from sale of short-term investments	—	1,290
Distributions received from equity method investment	9,100	2,922
Cash paid to equity method investments	(11,717)	(8,550)
Net cash used in investing activities	(36,026)	(54,080)
Cash flows from financing activities:
Proceeds from OPAL Term Loan	40,000	25,000
Cash paid for taxes related to net share settlement of equity awards	(387)	(627)
Financing costs paid to other third parties	(1,250)	(253)
Repayment of OPAL Revolving Loan	(15,000)	—
Repayment of Sunoma Loan	(863)	(783)
Repayment of principal portion of finance lease liabilities	(707)	(44)
Payment of preferred dividends	(5,234)	(7,853)
Distribution to non-redeemable non-controlling interest	(110)	(574)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	58	170

Capital contribution from non-redeemable non-controlling interests	1,991	—
Net cash provided by financing activities	18,498	15,036
Net increase (decrease) in cash, restricted cash, and cash equivalents	4,277	(24,793)
Cash, restricted cash, and cash equivalents, beginning of period	29,228	47,242
Cash, restricted cash, and cash equivalents, end of period	$33,505	$22,449
Supplemental disclosure of cash flow information
Interest paid, net of $1,241 and $2,074 capitalized, respectively	$13,304	$7,185
Tax benefit received	$21,723	$—
Noncash investing and financing activities:
Accrual for asset retirement obligation included in Property, plant and equipment	$—	$591
Right-of-use assets arising from lease modifications	$—	$1,218
Accrual for purchase of Property, plant and equipment included in Accounts payable and Accrued capital expenses	$24,859	$18,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of OPAL Fuels, Inc. and its subsidiaries (the “Company”, “OPAL Fuels”, “we,” “us” or “our”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder or other entities have a noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' (deficit) equity in the condensed consolidated balance sheets and as a non-redeemable non-controlling interest in the condensed consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and stockholders' equity (deficit).
As of June 30, 2025, the Company held equity interests in twelve VIEs — Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Paragon RNG LLC ("Paragon"), Emerald RNG LLC ("Emerald") - Paragon project, Sapphire RNG LLC ("Sapphire") - Paragon project, Land2Gas LLC ("Land2Gas"), Atlantic RNG LLC ("Atlantic") - Land2Gas project , Burlington RNG LLC ("Burlington") - Land2Gas project, GREP BTB Holdings LLC ("GREP"), Sunoma Holdings, LLC (“Sunoma”), Central Valley LLC (“Central Valley”), and CMS RNG LLC ("CMS"). Pine Bend, Noble Road GREP, Paragon projects, Land2Gas projects were presented as equity method investments and the remaining three VIEs — Sunoma, Central Valley, and CMS are consolidated by the Company.
On May 9, 2025, the Company acquired a variable interest in CMS, a joint venture formed with a third party to develop, construct, own, and operate a renewable natural gas facility. The Company holds a 70% membership interest in CMS RNG, and the remaining 30% is held by the third-party partner.
Based on an evaluation under ASC 810, Consolidation ("ASC 810"), management determined that CMS RNG is a VIE and that the Company is the primary beneficiary. This conclusion is based on the Company’s power to direct the activities that most significantly impact CMS RNG’s economic performance and its exposure to the entity’s residual returns. As a result, CMS RNG has been consolidated in the Company’s financial statements beginning in the second quarter of 2025.
At the time of formation, the Company and the third-party partner made net capital contributions of $4,646 and $1,998, respectively. A noncontrolling interest ("NCI") of $1,998 was recognized for the portion of CMS RNG not owned by the Company.
The Company will reassess its primary beneficiary conclusion on an ongoing basis, including upon execution of additional agreements and commencement of commercial operations.
The condensed consolidated balance sheets summarize the major consolidated balance sheet items for consolidated VIEs as of June 30, 2025 and December 31, 2024. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
•All of the VIEs are RNG facilities and they are reported under the RNG Fuel Supply segment;
•The nature of our interest in these entities is primarily equity based and therefore carry similar risk and reward characteristics.
The 2024 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report") as the interim disclosures generally do not repeat those in the annual financial statements and are condensed in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the entire fiscal year.
The Company is organized into three operating segments based on the characteristics and the nature of products and services. The three operating segments are RNG Fuel, Fuel Station Services and Renewable Power.

All amounts in these footnotes are presented in thousands of dollars except share and per share data.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the impairment of long-lived assets, the fair value of stock-based compensation, asset retirement obligations, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use lease assets and lease liabilities, the impairment assessment of goodwill and the fair value of derivative instruments. Actual results could differ from those estimates.
The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
The Company provides all third-party construction contracts with a warranty, typically for a period of one year after substantial completion of the construction project. These warranties are accounted for under ASC 460, Guarantees ("ASC 460"), and not as a separate performance obligation. Generally, the company estimates warranty costs based on historical claims experience, and other factors. Actual warranty claims may differ from the estimates, and adjustments to the liability are made as necessary. The Company accrued $219 and $171 of warranty reserves under accrued expenses and other current liabilities as of June 30, 2025, and December 31, 2024, respectively.
Related Party Revenues
The Company revised its disclosure of Fuel Station Services revenues from related parties included parenthetically on the face of the condensed consolidated statements of operations to include amounts that were previously excluded. The amounts are immaterial and the revision had no impact on previously reported net income, cash flows, or financial position.
Accounting Pronouncements Adopted
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations- Joint Venture Formations (Subtopic 805-60) ("ASU 2023-05"). The update requires all joint ventures formed after January 1, 2025, upon formation, to apply a new basis of accounting and initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for joint ventures with a formation date on or after January 1, 2025. During the six months ended June 2025, the Company formed a joint venture that was excluded from this guidance due to the scope exception applicable to combinations between entities, businesses, or nonprofit activities under common control. The adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within our condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure about certain income statement line items. The ASU is effective for fiscal years beginning after December 15, 2026, and is required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that this guidance will have on the disclosures within our condensed consolidated financial statements.

Earnout Liabilities
In connection with the Business Combination completed in July 2022 and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. As of June 30, 2025 and December 31, 2024, the number of shares subject to forfeiture was 716,650 (the "Sponsor Earnout Awards").
For the three and six months ended June 30, 2025 the Company recorded a gain from the Sponsor Earnout Awards of $— and $281, respectively, in its condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recorded a gain of $776 and $1,179, respectively, in its condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company recorded a Sponsor Earnout liability of $23 and $304, respectively, as part of other long-term liabilities on its condensed consolidated balance sheets.
Redeemable non-controlling interests
Redeemable non-controlling interests represent the portion of the Company's consolidated subsidiary OPAL Fuels LLC, that the Company does not own. The Redeemable non-controlling interest represents 144,399,037 Class B Units issued by OPAL Fuels to the prior investors. The Company allocates net income or loss attributable to Redeemable non-controlling interest based on weighted average ownership interest during the period. The net income or loss attributable to Redeemable non-controlling interests is reflected in the condensed consolidated statements of operations.
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity (deficit). As of June 30, 2025, the maximum redemption value was $365,548.
Parts Inventory
Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. The substantial amount of inventory is identified, tracked and treated as finished goods.
Revenues
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Electricity sales	$5,889	$6,833	$11,893	$12,652
Third party construction	9,184	8,705	17,175	19,495
Service	6,311	5,102	12,920	10,437
Brown gas sales	10,615	5,768	16,979	11,370
Environmental credits (1)	44,687	42,370	99,864	78,047
Parts sales	336	751	880	1,148
Other (2)	424	276	701	617
Total revenue from contracts with customers	77,446	69,805	160,412	133,766
Lease revenue (3)	3,010	1,145	5,451	2,136
Total revenue	$80,456	$70,950	$165,863	$135,902

(1) Includes revenues of $0 and $4,671 respectively, for the three months ended June 30, 2025 and 2024, from customers domiciled outside of United States. Includes revenues of $0 and $8,288 respectively, for the six months ended June 30, 2025 and 2024, from customers domiciled outside of United States.
(2) Includes management fee revenues earned from management of operations of equity method entities.
(3) Lease revenue relates to approximately thirty-nine fuel purchasing agreements out of which we have two of our RNG Fuel stations with minimum take or pay provisions and revenue from power purchase agreements at two of our Renewable Power facilities where we determined that we transferred the right to control the use of the power plant to the purchaser.
For the three and six months ended June 30, 2025 and 2024, the third party construction revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
Accounts receivable, net	$29,085	$32,013
Contract assets:
Cost and estimated earnings in excess of billings	$9,202	8,547
Accounts receivable retainage, net	1,354	2,528
Contract assets total	$10,556	$11,075
Contract liabilities:
Billings in excess of costs and estimated earnings	$8,631	9,276
Contract liabilities total	$8,631	$9,276
During the six months ended June 30, 2025, the Company recognized revenue of $3,404 that was included in "Contract liabilities" at December 31, 2024. During the six months ended June 30, 2024, the Company recognized revenue of $3,746 that was included in "Contract liabilities" at December 31, 2023.
Environmental credits held for sale
For the three months ended June 30, 2025 and 2024, the Company recorded $4,693 and $3,694 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value. For the six months ended June 30, 2025 and 2024, the Company recorded $10,540 and $6,850 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.
Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("backlog") represent the unrecognized revenue value of its contract commitments. The Company's backlog may significantly vary each reporting period based on the timing of major new contract commitments. At June 30, 2025, the Company had a backlog of $55,505.
Significant Customers, Vendors and Concentration of Credit Risk
For the three and six months ended June 30, 2025, one customer accounted for 37% and 39%, respectively, of the revenue. For the three and six months ended June 30, 2024, two customers accounted for 53% of the revenue. At June 30, 2025, two customers accounted for 61% of accounts receivable. At December 31, 2024, two customers accounted for 50% of accounts receivable.

As of June 30, 2025, two vendors accounted for 54% of the accounts payable. As of December 31, 2024, one vendor accounted for 17% of the accounts payable.
Investment Tax Credits
In the first and second quarters of 2025, the Company sold to third-party purchasers certain transferable Investment Tax Credits (ITCs) that had been generated by the Company from its investments in the Renewable Natural Gas segment.
The Company elected to consider expected transfers of the credits in assessing their realizability as part of the valuation allowance analysis and recognize changes in the estimated proceeds as an adjustment to its valuation allowance. The Company accounted for the ITC sale in accordance with ASC 740, Income Taxes ("ASC 740"), by electing the flow-through method to recognize the ITC benefit when it arises.
During the three and six months ended June 30, 2025, the Company received net proceeds from the sale of tax credits totaling $13,686 and $21,723, respectively. These amounts were received in cash and recorded as income tax benefit as of June 30, 2025. The cash flows related to the total income tax benefits are presented in the statement of cash flow in the ‘Net income’ line item within operating activities. Additionally, during the three and six months ended June 30, 2025, the Company incurred legal and insurance fees associated with the transactions totaling $1,775 and $2,637, respectively. These amounts represent buyer’s expenses paid by the Company and are recorded as part of the income tax benefit. The transaction costs are deductible for income tax purposes.
2. Investment in Other Entities
The following table shows the movement in Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Land2Gas	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%

Balance at December 31, 2024	$19,536	$21,097	$1,760	$16,384	$164,817	$223,594
Net income (loss) from equity method investment	677	2,315	(380)	(608)	2,656	4,660
Contribution by the Company	—	—	—	10,900	—	10,900
Distributions from return on investment in equity method investment (1)	(599)	(2,021)	—	—	—	(2,620)
Distributions from return of investment in equity method investment (2)	(401)	(104)	—	—	(8,595)	(9,100)
Other comprehensive loss	—	—	—	—	(253)	(253)
Amortization of basis difference (3)	(78)	(295)	—	—	(3,047)	(3,420)
Capitalized interest	—	—	—	816	—	816
Balance at June 30, 2025	$19,135	$20,992	$1,380	$27,492	$155,578	$224,577
(1) Recorded as part of cash flows from operating activities for the six months ended June 30, 2025.
(2) Recorded as part of cash flows from investing activities for the six months ended June 30, 2025.
(3) Reflected in income from equity method investments in the condensed consolidated statements of operations for the six months ended June 30, 2025.
The following table summarizes the statement of operations information for equity method investments and the Company's portion of net income from equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$31,757	$25,567	$54,274	$50,974
Gross profit	11,567	9,919	14,382	21,013
Net income	8,549	8,693	6,283	19,397
Net income from equity method investments (1)	1,962	3,800	1,240	$8,006
(1) Net income from equity method investments represents our portion of the net income from equity method investments including amortization of any basis differences.
A summary of financial information for our portion of the assets and liabilities in equity method investees in the aggregate is as follows:

	June 30, 2025	December 31, 2024
Current assets	$11,527	$10,554
Non-current assets	133,426	121,934
Total assets	144,953	132,488
Current liabilities	14,277	15,993
Non-current liabilities	34,999	24,612
Total liabilities	$49,276	$40,605
3. Borrowings
The following table summarizes the borrowings under the various debt facilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
OPAL Term Loan and Revolving Loan	$311,617	$286,617
Less: unamortized debt issuance costs	(9,631)	(9,122)
Less: current portion	(6,233)	(10,865)
OPAL Term Loan and Revolving Loan, net of debt issuance costs	295,753	266,630
Sunoma Loan	19,983	20,846
Less: unamortized debt issuance costs	(643)	(717)
Less: current portion	(1,825)	(1,756)
Sunoma Loan, net of debt issuance costs	17,515	18,373
Non-current borrowings total	$313,268	$285,003
As of June 30, 2025, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Total
Fiscal year:
Six months ending December 31, 2025	$—	$893	$893
2026	12,465	1,898	14,363
2027	12,465	2,051	14,516
2028	286,687	2,213	288,900
2029	—	2,395	2,395
2030	—	2,589	2,589
Thereafter	—	7,944	7,944
	$311,617	$19,983	$331,600
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
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026. The Amendment was accounted for as a modification in the six month period ended June 30, 2025.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1,250. These costs have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method.
During the six months ended June 30, 2025, the Company drew an additional $40,000 under its term loan and repaid $15,000 on its revolving loan. As of June 30, 2025, the Company utilized $14,517 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of June 30, 2025, the Company is in compliance with the financial covenants under the OPAL Term Loan. The amounts outstanding under the Credit Agreement are secured by the assets of the indirect subsidiaries of OPAL Intermediate Holdco.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20,000 that was increased to $23,000 in 2022. As of June 30, 2025, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.

As of June 30, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $19,983 and $20,846, respectively. The Company also utilized $968 for the issuance of letters of credit to support the operations of the Borrower. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma.
2025
For the three and six months ended June 30, 2025, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 8.5%. For the three and six months ended June 30, 2025, the interest rate on the Sunoma Loan was 8.7%.
2024
For the three and six months ended June 30, 2024, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 9.3% and 7.9%, respectively. For the three and six months ended June 30, 2024, the interest rate on the Sunoma loan was 8.5% and 8.4%, respectively.
The following table summarizes the Company's total interest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Senior secured credit facility	$—	$—	$—	$2
Sunoma Loan	390	440	808	901
OPAL Term Loan (1)	5,355	3,549	10,311	6,318
Equipment loan	—	5	—	10
Commitment fees and other finance fees	457	774	956	1,462
Amortization of deferred financing cost	364	564	802	1,119
Interest expense on finance leases	71	141	210	288
Interest income	(270)	(484)	(655)	(1,150)
Total interest and financing expense	$6,367	$4,989	$12,432	$8,950
(1) Excludes $717 and $640 of interest capitalized and recorded as part of Property, Plant and Equipment for the three months ended June 30, 2025 and 2024. Excludes $1,241 and $2,074 of interest capitalized and recorded as part of Property, Plant and Equipment for the six months ended June 30, 2025 and 2024.
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
Included in Fuel Station Service revenues are $2,619 and $4,804 related to the lease portion of the FPAs for the three and six months ended June 30, 2025, respectively, and $935 and $1,707 related to the lease portion of the FPAs for the three and six months ended June 30, 2024, respectively. The Company allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis.
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
Included in Renewable Power revenues are $391 and $647 related to the lease element of the PPAs for the three and six months ended June 30, 2025, respectively. It includes $210 and $429 related to the lease element of the PPAs for the three and six ended June 30, 2024, respectively.
Lessee contracts
During the six months ended June 30, 2025, the Company derecognized the right-of-use (ROU) asset and corresponding lease liability associated with a site lease following a formal release from all future lease obligations by the vendor under the current agreement. The ROU asset had a carrying value of approximately $5,397 at the time of termination. The derecognition resulted in $600 gain recognized in other income.
5. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. This instrument is classified as Level 2 in the fair value hierarchy. The effective portion of the swap is recorded in accumulated other comprehensive income. The Company expects to release $153 from the other comprehensive income in the next twelve months.
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

	June 30, 2025	December 31, 2024	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as cash flow hedges:
Short term portion of the interest rate swaps	$153	$238	Prepaid expenses and other current assets
Long term portion of the interest rate swaps	—	448	Other long-term assets
Long term portion of the interest rate swaps	(115)	—	Other long-term liabilities
	$38	$686
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Loss) Gain Recognized in Operations from Derivatives
	2025	2024	2025	2024
Gain on net periodic settlements	$72	$—	$145	$—	Interest and financing expense, net
	$72	$—	$145	$—
Commodity swap contracts
In February 2025, the Company entered into a power purchase and sale agreement with NextEra Energy Marketing, LLC (together with its affiliates, "NextEra") for sale of electricity over the period from March through December 2025, with a fixed contract price. The forward contract is expected to be settled by physical delivery of electricity on a monthly basis. The Company elected the normal purchase normal sale exclusion and will not apply fair value accounting under ASC 815, Derivatives and Hedging, ("ASC 815").

Additionally, in the six months ended June 30, 2025, the Company entered into multiple ISDA agreements with JPMorgan Chase, Merrill Lynch, and Investec Bank for pay-variable, receive-fixed, cash-settled natural gas commodity swaps. The Company applied fair value accounting under ASC 815 for these transactions.
The following table summarizes the effect of commodity swaps accounted for as derivatives under ASC 815 on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

Derivatives not designated as hedging instruments	Location of gain (loss) recognized	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Commodity swaps - realized gain (loss)	Revenues - Renewable Power	$32	$231	$(60)	$409
Commodity swaps - unrealized gain (loss)	Revenues - Renewable Power	1	(228)	(12)	(324)
Commodity swaps - realized gain	Revenues - RNG Fuel	804	—	871	—
Commodity swaps - unrealized gain	Revenues - RNG Fuel	1,935	—	607	—
Total realized and unrealized gain		$2,772	$3	$1,406	$85
The following table summarizes the derivative assets and liabilities related to commodity swaps as of June 30, 2025 and December 31, 2024:

	Fair Value		Location of Fair value recognized in Balance Sheet
	June 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments
Current portion of unrealized gain on commodity swaps	$702	$—	Prepaid expense and other current assets
Current portion of unrealized loss on commodity swaps	(179)	(9)	Accrued expenses and other current liabilities
Non - current portion of unrealized loss on commodity swaps	—	(63)	Other long-term liabilities
Total commodity swaps - unrealized gain (loss)	$523	$(72)
Other derivative liabilities
On July 21, 2022, the Company recorded a derivative liability for the Sponsor Earnout Awards and the OPAL Earnout Awards. The OPAL Earnout Awards expired in December 2024. The change in fair value on Sponsor Earnout and OPAL Earnout Awards is recorded as change in fair value of derivative instruments, net in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024.
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

Derivative liability	Three Months Ended June 30,		Six Months Ended June 30,		Location of Gain Recognized in Operations from Derivatives
	2025	2024	2025	2024
Sponsor Earnout Awards gain	$—	$776	281	1,179
	$—	$776	$281	$1,179	Change in fair value of derivative instruments, net

Fair value measurements
The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximates fair value due to their short-term maturities.
The carrying value of the Company's long-term debt, which are considered Level 2 in the fair value hierarchy, of $321,326 and $297,624 as of June 30, 2025 and December 31, 2024, respectively, approximates its fair value because our interest rate is variable and reflects current market rates.
The Company accounts for asset retirement obligations by recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The Company estimated the fair value of its asset retirement obligations based on discount rates ranging from 5.8% to 8.5%.
The fair value of the Sponsor Earnout Awards as of June 30, 2025 was determined using a Black-Scholes valuation model with a distribution of potential outcomes on a daily basis over the 2.0 years remaining in the vesting window. Assumptions used in the valuation are as follows:
•Current stock price — The Company's closing stock price of $2.42 as of June 30, 2025;
•Expected volatility —50% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;
•Risk-free interest rate — 3.7% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 2.0 year term of the earnout period;
•Dividend yield - zero.
Convertible note receivable
In July 2024, the Company purchased a convertible note pursuant to which the Company has the right to convert the note into shares of Class A common stock of the investee. As of June 30, 2025, the fair value of the convertible note was equal to $1,575 and presented within prepaid expense and other current assets.
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of June 30, 2025.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2025 and December 31, 2024, set forth by level, within the fair value hierarchy:

	Fair value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liabilities	$—	$—	$23	$23
Interest rate swap contracts	—	115	—	115
Commodity swap contracts	—	179	—	179
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	33,505	—	—	33,505
Interest rate swap contracts	—	153	—	153
Commodity swap contracts	—	702	—	702
Convertible note receivable	—	—	1,575	1,575

	Fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liabilities	$—	$—	$304	$304
Commodity swap contracts	—	72	—	72
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	29,228	—	—	29,228
Interest rate swap contracts	—	686	—	686
Convertible note receivable	—	—	760	760
(1) Includes balances in money market accounts of $22,934 and $19,786, respectively as of June 30, 2025 and December 31, 2024.
6. Related Parties
Related parties are represented by Fortistar and other affiliates, subsidiaries, entities under common control with Fortistar or NextEra, and equity method investments.
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
Purchase and sale agreement for environmental attributes
In January 2025, the EPA implemented a new framework in which (1) RNG producers are eligible to claim a “K-1” RINs on their volumes of RNG produced, and (2) dispensers are eligible to claim “K-2” RINs on natural gas volumes dispensed as truck fuel, provided they also have a corresponding K-1 RIN to demonstrate the renewable sourcing of gas. The creation of distinct “K-1” and “K-2” RINs creates flexibility for RNG producers to generate and sell K-1 RINs to dispensers independent of the K-2 registration process or dispensing activities. K-1 RINs are only useful for the purpose of registering a K-2 RIN, and K-2 RINs are used to record the environmental offset (similar to a traditional RIN). The introduction of K-1 and K-2 RINs gives rise to a new form of commercial transaction for Opal that is distinct from previous RIN minting arrangements.
On March 26, 2025, the Company entered into a NAESB Base Contract with NextEra (together with certain special conditions, a letter agreement, and an RNG addendum, the "NAESB Contract"). In accordance with the NAESB Contract, the Company could enter into transaction confirmations on a periodic basis for the sale of RNG generated by the RNG Fuels business and NextEra could elect to utilize the Company to market such RNG to generate RINs for NextEra. In March and June 2025, the Company and NextEra entered into such transaction confirmations.
The Company concluded that production and dispensing services represent separate performance obligations. Control over K-1 RINs transfers at the time of gas generation or upon delivery of the RINs. Revenue is recognized at the time control is transferred. The consideration associated with dispensing services is recognized into revenue by the Company when it satisfies its performance obligation by pairing the paperwork associated with the dispensing.
For the three and six months ended June 30, 2025, the Company recognized revenues of $5,586 and $10,603, respectively, under the NAESB contract, which were recorded as part of Revenues - RNG Fuel.

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
Wasatch RNG is determined to be a VIE due to their having insufficient equity investment at risk to finance their activities without additional subordinated financial support, and due to the fact that the holder of equity at risk in Wasatch RNG lacks the right to fully receive the expected residual returns. However, we are not the primary beneficiary of this VIE because we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we do not consolidate the results of operations, financial condition and cash flows of Wasatch RNG in our condensed consolidated financial statements.
During the first quarter of 2025, Scott Contino served as Interim CFO of the Company. Pursuant to the Interim Services Agreement, the Company paid Fortistar an agreed hourly rate, such that the monthly fee did not exceed $50, on a cumulative basis.
The following table summarizes revenues recorded from related parties:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$17,732	$10,476	$—	$37,833	$25,455	$—
Commodity swaps (2)	—	—	1,488	—	—	2,654
Environmental processing (3)	—	2,350	—	—	3,974	—
Service agreements (4)	146	—	—	146	—	—
Total	$17,878	$12,826	$1,488	$37,979	$29,429	$2,654

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$15,881	$9,528	$—	$31,376	$17,269	$—
Commodity swaps (2)	—	—	1,804	—	—	3,330
Environmental processing (3)	—	2,100	—	—	4,439	—
Total	$15,881	$11,628	$1,804	$31,376	$21,708	$3,330
(1) Represents RIN and LCFS sales to NextEra.
(2) Represents revenue earned under ISDA and REC sales agreements with NextEra.
(3) Represents environmental processing fees earned under agreements with equity method investments, related to the generation and marketing of RINs.
(4) Represents management fees earned under an agreement with Fortistar.
The following table summarizes the various fees recorded under the service agreements with related parties which are included in "Selling, general, and administrative" expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Staffing and management services	$478	$534	$1,110	$996
Rent - fixed compensation	118	172	348	343
IT services	1,066	800	2,031	1,504
Total	$1,662	$1,506	$3,489	$2,843
The following table presents the various balances for related parties included in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Location in Balance Sheet	June 30, 2025	December 31, 2024
Assets:
Trade AR - NextEra	Accounts receivable, related party	$24,183	$14,522
Receivables from equity method investment entities	Accounts receivable, related party	1,313	—
Total receivables - related party		25,496	14,522
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	7,533	6,946
NextEra	Accounts payable, related party	500	501
Fortistar and Costar (1)	Accounts payable, related party	255	485
Total liabilities - related party		$8,288	$7,932

(1) Includes staffing, management and IT services.
Class D Common Stock Conversion
On April 23, 2025, our ultimate controlling shareholder, Fortistar, through its subsidiary OPAL Holdco LLC, exchanged 50 million shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction had no effect on the economic interest in the Company held by Fortistar.
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
The following table reflects the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the three and six months ended June 30, 2025:

Six months ended June 30, 2025 (in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$52,729	$97,704	$15,430	$—	$165,863
Intersegment revenues	276	9,285	—	—	9,561

Reconciliation of Revenue
Elimination of intersegment revenues	(276)	(9,285)	—	—	(9,561)
Total consolidated revenues	52,729	97,704	15,430	—	165,863

Less: (1)
Cost of sales and other operating costs	23,380	78,457	13,660	29,607	145,104
Less:
Income from equity method investments	(1,240)	—	—	—	(1,240)
Interest and financing expense, net	12,404	56	(28)	—	12,432
Project development and start up costs	9,558	—	—	—	9,558
Other income	—	—	(64)	(815)	(879)
Depreciation, amortization and accretion	5,954	3,351	1,901	—	11,206
Other segment items (2)	—	(1,161)	—	3,723	2,562
Segment Loss	2,673	17,001	(39)	(32,515)	(12,880)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit					21,723
Consolidated net income					$8,843

Three months ended June 30, 2025 (in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$25,130	$47,026	$8,300	—	$80,456
Intersegment revenues	138	4,892	—	—	5,030

Reconciliation of Revenue
Elimination of intersegment revenues	(138)	(4,892)	—	—	(5,030)
Total consolidated revenues	25,130	47,026	8,300	—	80,456

Less: (1)
Cost of sales and other operating costs	11,557	38,731	6,898	15,473	72,659
Less:
Income from equity method investments	(1,962)	—	—	—	(1,962)
Interest and financing expense, net	6,387	(7)	(13)	—	6,367
Project development and start up costs	3,477	—	—	—	3,477
Other income	—	—	—	(166)	(166)
Depreciation, amortization and accretion	2,995	1,317	952	—	5,264
Other segment items (2)	—	(901)	—	1,845	944
Segment Loss	2,676	7,886	463	(17,152)	(6,127)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit					13,686
Consolidated net income					$7,559
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on RNG dispensing, and gain on asset disposal
•Corporate - information technology expense, legal and professional advisor fees, and other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
The following table reflects certain other financial data for the reportable segments as of June 30, 2025:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Other segment disclosures
Investment in other entities	$224,577	$—	$—	$—	$224,577
Segment assets	660,464	179,367	30,361	35,345	905,537
For the six months ended June 30, 2025, the Company made the following cash payments for capital expenditures:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Cash paid for purchases of property, plant and equipment	$20,108	$12,874	$427	$—	$33,409
The following table reflects the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the three and six months ended June 30, 2024:

Six months ended June 30, 2024 (in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$37,172	$76,399	$22,331	$—	$135,902
Intersegment revenues	259	10,539	—	—	10,798

Reconciliation of Revenue
Elimination of intersegment revenues	(259)	(10,539)	—	—	(10,798)
Total consolidated revenues	37,172	76,399	22,331	—	135,902

Less: (1)
Cost of sales and other operating costs	16,352	61,273	18,157	23,620	119,402

Less:(1)
Income from equity method investments	(8,006)	—	—	—	(8,006)
Interest and financing expense, net	9,011	24	(85)	—	8,950
Project development and start up costs	3,720	—	—	—	3,720
Depreciation, amortization and accretion	3,358	2,609	2,013	—	7,980
Other segment items (2)	93	(1,178)	30	2,326	1,271
Segment Income	12,644	13,671	2,216	(25,946)	2,585
Reconciliation of profit or loss (segment income / (loss))
Income tax benefit					—
Consolidated net income					$2,585

Three months ended June 30, 2024 (in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Revenue from external customers	$19,445	$39,257	$12,248	$—	$70,950
Intersegment revenues	259	6,030	—	—	6,289

Reconciliation of Revenue
Elimination of intersegment revenues	(259)	(6,030)	—	—	(6,289)
Total consolidated revenues	19,445	39,257	12,248	—	70,950

Less: (1)
Cost of sales and other operating costs	7,792	30,450	8,900	13,117	60,259

Less:(1)
Income from equity method investments	(3,800)	—	—	—	(3,800)
Interest and financing expense, net	4,968	46	(25)	—	4,989
Project development and start up costs	2,935	—	—	—	2,935
Depreciation, amortization and accretion	1,965	1,291	1,013	—	4,269
Other segment items (2)	232	(644)	72	730	390
Segment Income	5,353	8,114	2,288	(13,847)	1,908
Reconciliation of profit or loss (segment income / (loss))
Income tax benefit					—
Consolidated net income					$1,908
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on recognition of RINs
•Corporate - gain on mark-to-market for OPAL and Sponsor Earnout Awards, loss on extinguishment of debt, insurance other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
The following table reflects certain other financial data for the reportable segments as of December 31, 2024:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Other segment disclosures
Investment in other entities	$223,594	$—	$—	$—	$223,594
Segment assets	635,927	179,304	30,517	35,329	881,077
For the six months ended June 30, 2024, the Company made the following cash payments for capital expenditures:

(in thousands)	RNG Fuel	Fuel Station Services	Renewable Power	Corporate	Total
Cash paid for purchases of property, plant and equipment	$38,238	$11,504	$—	$—	$49,742
The tables below outline the revenue from our two major customers, along with their respective percentages of revenue by each segment.

	Six Months Ended June 30,
	2025		2024
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	37,833	23%	31,376	23%
Fuel Station Services	25,455	15%	17,269	13%
Renewable Power	2,654	1%	3,330	2%
Total	$65,942	39%	$51,975	38%

	Six Months Ended June 30,
	2025		2024
Customer B	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Fuel Station Services	12,120	7%	20,377	15%
Total	12,120	7%	20,377	15%

	Three Months Ended June 30,
	2025		2024
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	17,732	22%	15,881	22%
Fuel Station Services	10,476	13%	9,528	13%
Renewable Power	1,488	2%	1,804	3%
Total	$29,696	37%	$27,213	38%

	Three Months Ended June 30,
	2025		2024
Customer B	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Fuel Station Services	5,546	7%	10,464	15%
Total	5,546	7%	10,464	15%
8. Redeemable non-controlling interests, Redeemable preferred non-controlling interests and Stockholders' Equity (Deficit)
Common stock
Share conversion

On April 23, 2025, our ultimate controlling shareholder, Fortistar, through its subsidiary OPAL Holdco LLC, exchanged 50 million shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction had no effect on the economic interest in the Company held by Fortistar.
As of June 30, 2025, there are (i) 30,631,960 shares of Class A common stock issued and 28,996,177 outstanding, (ii) 121,500,000 shares of Class B common stock issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below), (iii) no shares of Class C common stock issued and outstanding and (iv) 22,899,037 shares of Class D common stock (shares of Class D common stock do not have any economic value except voting rights as described below).
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
The Company issued 17,104 shares of Class A common stock under the ATM Program during the six months ended June 30, 2025 at a price of $3.52 and received net proceeds of $58.
The Company issued 36,353 shares of Class A common stock under the ATM Program during the six months ended June 30, 2024 at prices ranging between $4.34 and $5.68 and received net proceeds of $170.
Redeemable preferred non-controlling interests
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels LLC (a consolidated subsidiary of the Company) from December 31, 2024 to June 30, 2025:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2024	300,000	$30,000	1,000,000	$100,000	$130,000
Preferred dividends attributable to Redeemable non-controlling interest	—	1,006	—	3,354	4,360
Preferred dividends attributable to Class A common stockholders	—	202	—	672	874
Payment of Preferred dividends	—	(1,208)	—	(4,026)	(5,234)
Balance, June 30, 2025	300,000	$30,000	1,000,000	$100,000	$130,000
Redeemable non-controlling interests
At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in stockholders' deficit. As of June 30, 2025, the Company recorded $365,548 as the redemption value based on a five-day VWAP of $2.53 per share.
9. Net Loss Per Share
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Class A common stockholders	$800	$(153)	$565	$(469)

Weighted average number of shares of Class A common stock - basic	28,265,710	27,674,567	27,995,258	27,523,150
Dilutive effect of stock options and restricted stock units	963,535	—	693,247	—
Weighted average number of shares of Class A common stock - diluted	29,229,245	27,674,567	28,688,505	27,523,150
Net income (loss) per share of Class A common stock
Basic	$0.03	$(0.01)	$0.02	$(0.02)
Diluted	$0.03	$(0.01)	$0.02	$(0.02)
The basic income (loss) per share for the three and six months ended June 30, 2025 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
The following table presents the forms of antidilutive potential common shares:

	As of June 30,
	2025	2024
Stock options	483,502	536,188
Unvested PSUs	2,015,403	694,123
Unvested RSUs	1,104,068	1,809,110
OPAL Fuels Class B units	144,399,037	144,399,037
10. Income taxes
For the three and six months ended June 30, 2025, the Company recorded $13,686 and $21,723 income tax benefit, respectively, as a result of the sale to a third-party purchaser of certain transferable Investment Tax Credits that had been generated by the Company from its investments in the RNG segment. For the three and six months ended June 30, 2024, the Company recorded $0 income tax benefit. The effective tax rate for the three and six months ended June 30, 2025 and 2024 was 0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. As the legislation was signed into law after the close of the Company's second quarter, its impacts are not reflected in the Company’s results for the six months ended June 30, 2025. The Company is in the process of evaluating the OBBBA and has not estimated its financial impact at this time.
11. Stock-based compensation
Performance Units
Performance units are contingent upon the Company achieving specified Adjusted EBITDA and production targets. The grant date fair value of these awards was estimated based on the volume-weighted average price of the Company’s Class A common stock on the date of grant. Compensation expense related to these awards is recognized over the performance period based on the estimated probability of achieving the performance conditions as of the reporting date. The applicable performance period for the units granted in 2025 is from January 1, 2025 to December 31, 2027, with all such units scheduled to vest on March 31, 2028, subject to the achievement of certain performance criteria.

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	643,591	$5.66
Granted	1,477,107	2.04
Vested	(4,398)	6.12
Forfeited	(100,897)	3.46
Unvested as of June 30, 2025	2,015,403	$3.08
Restricted stock
The Company’s RSU based payment awards provide recipients with the right to receive shares of Class A common stock upon achievement of vesting conditions. At issuance, the value of the RSU is equal to the value of the per share Class A common stock value. These awards typically include time-based vesting conditions and generally vest over the service period of one to three years.
A summary of the unvested shares as of June 30, 2025, and changes during the six months ended June 30, 2025, is presented below:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	1,886,825	$5.39
Granted	3,593,691	2.05
Vested	(546,782)	5.57
Withheld for settlement of taxes	(196,533)	5.90
Forfeited	(243,850)	2.81
Unvested as of June 30, 2025	4,493,351	$2.82
Stock Options
Stock options generally vest over three years and expire ten years from the date of grant.
The fair value of the stock options granted in 2025 was estimated at $1.44 per option using the Black-Scholes model. The valuation was based on the following assumptions: share price of $2.04, exercise price of $1.53, expiration of 10 years, annual risk free interest rate of 3.9% and expected volatility of 50%.
Stock option activity during the six months ended June 30, 2025, consisted of the following (in thousands, except for share and per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	498,661	$5.65	8.92
Granted	1,166,670	1.53
Cancelled/Forfeited/Expired	(63,771)	2.43
Outstanding as of June 30, 2025	1,601,560	2.78	9.36
Vested and exercisable as of June 30, 2025	220,087	$5.97	8.26
Parent Equity Awards
There were no new residual equity interest grants during the six months ended June 30, 2025.
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

2022 Plan	$2,205	$1,682	$3,827	$2,535
Parent equity awards	—	160	129	320
	$2,205	$1,842	$3,956	$2,855
12. Commitments and Contingencies
Letters of Credit
As of June 30, 2025 and December 31, 2024, the Company was required to maintain standby letters of credit totaling $15,485 and $15,120, respectively, to support obligations of certain Company's subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Lease commitments
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of June 30, 2025:

	Site leases	Office leases	Vehicle and Equipment leases	Total

2025	$522	$282	$809	$1,613
2026	1,051	47	1,529	2,627
2027	1,129	—	1,035	2,164
2028	1,129	—	347	1,476
2029	1,129	—	—	1,129
2030	1,129	—	—	1,129
Thereafter	17,650	—	—	17,650
	23,739	329	3,720	27,788
Guaranty
On September 13, 2024, OPAL Paragon, an equity method investment of the Company, entered into a tax credit purchase agreement with Apollo Management Holdings, L.P., ("Buyer"), pursuant to which OPAL Paragon sold $11,096 of investment tax credits to the Buyer for net proceeds of $8,906. If the tax credits are disallowed or recaptured by the government from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interests or penalties incurred.
In connection with the above transaction, all of the obligations of OPAL Paragon under such tax credit purchase agreement are guaranteed by the Company.

On March 28, 2025, OPAL Paragon entered into a tax credit purchase agreement with the Buyer, pursuant to which OPAL Paragon sold $9,801 of investment tax credits to the Buyer for net proceeds of $8,037. If the tax credits are disallowed or recaptured from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interests or penalties incurred.
In connection with the above transaction, all of the obligations of OPAL Paragon under such tax credit purchase agreement are guaranteed by the Company.
On June 20, 2025, OPAL Fuels LLC entered into tax credit purchase agreements with the Buyer and EagleBank, pursuant to which OPAL Fuels LLC sold $16,740 of investment tax credits for net proceeds of $13,686. If the tax credits are disallowed or recaptured from the Buyer, OPAL Fuels LLC will be required to return the purchase price and pay any taxes, interests or penalties incurred.
In connection with the above transaction, all of the obligations of OPAL Fuels LLC under such tax credit purchase agreements are guaranteed by the Company.
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
CEI submitted a series of change order requests seeking to increase the EPC Contract Price by approximately $14 million, per project, primarily due to: (1) modifications to CEI’s design drawings which are required to meet its contracted performance guaranties, and (2) a default by one of CEI’s major equipment manufacturers. The Company disputes the vast majority of the change order requests.
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
CEI has since recorded mechanic’s liens against each of the projects for $4,900 (MD) and $2,000 (VS), and filed actions with the Stanislaus and San Joaquin County Superior Courts, respectively, to enforce their liens. MD and VS have since recorded bonds releasing the properties from the liens and it is expected that these claims will be stayed and consolidated with the pending arbitration proceeding.
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
13. Subsequent Events

There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2025.
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL," "we," "us," "our," and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 17, 2025. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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
As of June 30, 2025, we owned and operated 26 projects, 11 of which are RNG projects and 15 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 8.8 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with six of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.
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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a detailed description of all our accounting policies, see Note 1. Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein and the section titled “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Renewable Power Markets
We also generate revenues from sales of Renewable Power generated by our biogas-to-Renewable Power projects, and associated RECs. RECs exist because of legal and governmental regulatory requirements in Europe and the United States, respectively, and a change in law or in governmental policies concerning Renewable Power, LFG, or RECs could affect the market for, and the pricing of, such power and credits.
We periodically evaluate opportunities to convert existing Renewable Power projects to RNG production. We have been negotiating with several of our landfill and Renewable Power counterparties to enter into arrangements that would enable the LFG resource to produce RNG. Changes in the price we receive for Renewable Power and associated RECs, together with the revenue opportunities and conversion costs associated with converting our LFG sites to RNG production, could have a significant impact on our future profitability.
Regulatory landscape
We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase demand for our products by providing incentives to purchase RNG and Environmental Attributes. These government policies are modified and in flux constantly and any adverse changes to these policies could have a material effect on the demand for our products. For more information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024, including the risk factor titled "The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy." Government regulations have become increasingly stringent and complying with changes in regulations may result in significant additional operating expenses.
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
•Renewable Power. The Renewable Power segment generates renewable power and associated Environmental Attributes such as RECs through combustion of biogas from landfills which is then sold to public utilities throughout the United States.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of June 30, 2025 and December 31, 2024. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	June 30, 2025	December 31, 2024
Customer A (1)	44%	31%
Customer B	17%	19%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreements and Renewable Power sale agreements with NextEra.
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	37%	38%	39%	38%
Customer B	*	15%	*	15%
*Less than 10%
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Operational data
The following table summarizes the operational data achieved for the three and six months ended June 30, 2025 and 2024:
RNG Facility Capacity and Utilization Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RNG Facility Capacity and Utilization
Design Capacity (Million MMBtus) (1)	2.2	1.5	4.4	2.8
Volume of Inlet Gas (Million MMBtus) (2)	1.6	1.1	3.0	2.1
Inlet Design Capacity Utilization (%) (2)	76%	74%	73%	77%
RNG Fuel volume produced (Million MMBtus)	1.1	0.9	2.2	1.7
Utilization of Inlet Gas (%) (3)	75%	82%	76%	81%
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
(2) Inlet Design Capacity Utilization is measured as the Volume of Inlet Gas for a period, divided by the total Design Capacity for such period. The Volume of Inlet Gas varies over time depending on, among other factors, (i) the quantity and quality of waste deposited at the landfill, (ii) waste management practices by the landfill, and (iii) the construction, operations and maintenance of the landfill gas collection system used to recover the landfill gas. The Design Capacity for each facility will typically be correlated to the amount of landfill gas expected to be generated by the landfill during the term of the related gas rights agreement. The Company expects Inlet Design Capacity Utilization to be in the range of 75-85% on an aggregate basis over the next several years. Typically, newer facilities perform at the lower end of this range and demonstrate increasing utilization as they mature and the biogas resource increases at open landfills. Excludes Sunoma and Biotown.
(3) Utilization of Inlet Gas is measured as RNG Fuel Volume Produced divided by the Volume of Inlet Gas. Utilization of Inlet Gas varies over time depending on availability and efficiency of the facility and the quality of landfill gas (i.e., concentrations of methane, oxygen, nitrogen, and other gases). The Company generally expects Utilization of Inlet Gas to be in the range of 80% to 90%. Excludes Sunoma and Biotown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Renewable Power
Nameplate Capacity (MW per hour)(1)	105.8	105.8	105.8	105.8
Nameplate Capacity for the period (Millions MWh) (1)	0.23	0.23	0.46	0.50
Renewable Power produced (Millions MWh)	0.08	0.09	0.17	0.17
Design Capacity Utilization (%) (2)	35%	38%	37%	37%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

RNG Fuel volume produced (Million MMBtus)	1.2	0.9	2.3	1.7
RNG Fuel volume sold (Million GGEs)	20.6	18.7	40.1	35.1
Total volume delivered (Million GGEs)	40.8	36.6	81.4	71.6
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of June 30, 2025:

	OPAL's Share of Design Capacity (MMBtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (4)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
Sapphire (2)	796,284	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	43,750	Dairy	10%	N/A
Sunoma (3)	176,297	Dairy	90%	N/A
Prince William	1,725,282	LFG	100%	N/A
Polk County	1,060,000	LFG	100%	N/A
Total	8,804,931

RNG Projects in Construction:
Hilltop (5)	255,500	Dairy	100%	(5)
Vander Schaaf (5)	255,500	Dairy	100%	(5)
Burlington (6)	459,900	LFG	50%	(6)
Atlantic (2)	331,785	LFG	50%	Third quarter 2025
Cottonwood (6)	664,884	LFG	100%	(6)
Kirby Canyon (6)	663,570	LFG	100%	(6)
Total	2,631,139
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
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2025	2024			2025	2024
Revenues:
RNG Fuel	$25,130	$19,445	$5,685	29%	$52,729	$37,172	$15,557	42%
Fuel Station Services	47,026	39,257	7,769	20%	97,704	76,399	21,305	28%
Renewable Power	8,300	12,248	(3,948)	(32)%	15,430	22,331	(6,901)	(31)%
Total revenues	80,456	70,950	9,506	13%	165,863	135,902	29,961	22%
Operating expenses:
Cost of sales - RNG Fuel	11,414	8,321	3,093	37%	23,567	16,659	6,908	41%
Cost of sales - Fuel Station Services	38,731	30,938	7,793	25%	78,453	61,273	17,180	28%
Cost of sales - Renewable Power	6,899	8,899	(2,000)	(22)%	13,661	18,157	(4,496)	(25)%
Project development and startup costs	3,477	2,935	542	18%	9,558	3,720	5,838	157%
Selling, general, and administrative	17,460	13,699	3,761	27%	33,427	26,860	6,567	24%
Depreciation, amortization, and accretion	5,264	4,269	995	23%	11,206	7,980	3,226	40%
Income from equity method investments	(1,962)	(3,800)	1,838	48%	(1,240)	(8,006)	6,766	85%
Total expenses	81,283	65,261	16,022	25%	168,632	126,643	41,989	33%
Operating (loss) income	(827)	5,689	(6,516)	(115)%	(2,769)	9,259	(12,028)	(130)%
Other income (expense)
Interest and financing expense, net	(6,367)	(4,989)	(1,378)	(28)%	(12,432)	(8,950)	(3,482)	(39)%
Change in fair value of derivative instruments, net	—	776	(776)	(100)%	281	1,179	(898)	(76)%
Other income	1,067	432	635	147%	2,040	1,097	943	86%
Total other expenses	(5,300)	(3,781)	(1,519)	(40)%	(10,111)	(6,674)	(3,437)	(51)%
Net (loss) income before provision for income taxes	(6,127)	1,908	(8,035)	(421)%	(12,880)	2,585	(15,465)	(598)%
Income tax benefit	13,686	—	13,686	100%	21,723	—	21,723	100%
Net income	7,559	1,908	5,651	296%	8,843	2,585	6,258	242%
Net income (loss) attributable to redeemable non-controlling interests	3,982	(753)	4,735	629%	2,808	(2,380)	5,188	218%
Net income attributable to non-redeemable non-controlling interests	160	196	(36)	(18)%	236	198	38	19%
Dividends on redeemable preferred non-controlling interests	2,617	2,618	(1)	—%	5,234	5,236	(2)	—%
Net income (loss) attributable to Class A common stockholders	$800	$(153)	$953	623%	$565	$(469)	$1,034	220%

Revenues

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
RNG Fuel
Brown gas sales	$4,700	$909	$3,791	$6,157	$1,908	$4,249
Environmental Attributes (1)	19,941	18,224	1,717	45,771	34,560	11,211
Other	489	312	177	801	704	97
Total RNG Fuel	25,130	19,445	5,685	52,729	37,172	15,557
Fuel Station Services
OPAL owned stations	8,535	5,795	2,740	15,626	11,170	4,456
RNG marketing (2)	22,773	18,988	3,785	51,299	34,542	16,757
Third party station service and maintenance	8,137	5,962	2,175	15,453	11,192	4,261
Construction	7,581	8,512	(931)	15,326	19,495	(4,169)
Total Fuel Station Services	47,026	39,257	7,769	97,704	76,399	21,305
Renewable Power
Electricity sales	6,328	7,091	(763)	12,637	13,386	(749)
Environmental Attributes (3)	1,972	5,157	(3,185)	2,793	8,945	(6,152)
Total Renewable Power	8,300	12,248	(3,948)	15,430	22,331	(6,901)

Total Revenues	$80,456	$70,950	$9,506	$165,863	$135,902	$29,961
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
RNG Fuel
Revenue from RNG Fuel increased by $5.7 million or 29% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily driven by a $3.8 million increase in brown gas sales due to increase in price and a $1.7 million increase in the sale of environmental attributes. The increase in environmental attributes was related to $5.1 million increase in green gas sales, and $4.5 million increase from the Prince William and Polk facilities, which commenced operations in the second and fourth quarters of 2024, respectively. The increase was partially offset by a $5.3 million decline due to lower RIN prices and $2.5 million decrease in volume.
Revenue from RNG Fuel increased by $15.6 million, or 42%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily driven by a $4.2 million increase in brown gas sales due to increase in price and an $11.2 million in the sale of environmental attributes. The increase in environmental attributes was related to $13.7 million increase from the new facilities, $1.9 million increase in RIN volume, and $5.1 million increase in RIN sales on production. The increase was partially offset by a decrease of $9.3 million due to RIN price reduction.
Fuel Station Services
Revenue from Fuel Station Services increased by $7.8 million or 20%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to a $7.0 million increase in RIN volume, a $2.9 million increase in RIN and LCFS minting services (new RNG facilities Prince William, Sapphire, and Polk),

$2.0 million in GGE volume, and $0.7 million in brown gas sales, partially offset by a $5.5 million decrease in third party RIN sales primarily due to lower prices.
Revenue from Fuel Station Services increased by $21.3 million, or 28%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily due to a $13.9 million increase in revenues from RIN and LCFS minting services (new RNG facilities Prince William, Sapphire, and Polk), a $8.9 million increase in RIN volume, and a $3.5 million increase in GGE volume and $0.9 million increase in GGE price, offset by a $5.4 million decrease in third party RIN sales due to lower price, and a $0.6 million decrease in third party sales of LCFSs due to the timing of inventory sales.
Renewable Power
Revenue from Renewable Power decreased by $3.9 million, or 32%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to a $3.2 million loss of revenue resulting from the termination of the ISCC contract in the fourth quarter of 2024, related to the Pioneer, Old Dominion, and West Covina facilities.
Revenue from Renewable Power decreased by $6.9 million, or 31%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This is primarily due to a $6.2 million loss of revenue resulting from the termination of the ISCC contract in the fourth quarter of 2024, related to the Pioneer, Old Dominion, and West Covina facilities.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $3.1 million, or 37%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is primarily attributable to $1.4 million increase from Prince William, which commenced operations in the second quarter of 2024, and a $2.2 million increase from Polk, which began operations in the fourth quarter of 2024. The increase was partially offset by a decline in volumes from Sunoma.
Cost of sales from RNG Fuel increased by $6.9 million, or 41%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is primarily attributable to a $4.0 million increase from Prince William, which commenced operations in the second quarter of 2024, and a $3.2 million increase from Polk, which began operations in the fourth quarter of 2024.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $7.8 million, or 25%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to an increase of $4.0 million in FPA tolling expense, $1.7 million increase in dispensing fees due to higher credit sales, $1.1 million increase in construction cost and, $0.6 million increase in services and other costs.
Cost of sales from Fuel Station Services increased by $17.2 million, or 28%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily due to a increase of $13.8 million in dispensing fees,$5.5 million increase in FPA tolling expense, offset by decrease in expenditure of $2.1 million in equipment, parts construction and other costs, which are in line with the decrease in construction revenues.
Renewable Power
Cost of sales from Renewable Power decreased by $2.0 million, or 22%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to a $1.3 million decrease in royalties related to the corresponding decrease in ISCC revenues, and a $1.0 million decrease in expenses, which was primarily driven by the timing of major maintenance and other expenses.
Cost of sales from Renewable Power decreased by $4.5 million, or 25% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily due to a $2.2 million decrease in royalties related to corresponding decrease in ISCC revenues, and a $2.5 million decrease in expenses, which was primarily driven by the timing of major maintenance and other expenses.
Project development and start up costs

Project development and startup costs increased by $0.5 million, or 18%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to virtual pipeline costs related to Prince William and Polk facilities.
Project development and startup costs increased by $5.8 million, or 157%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily due to virtual pipeline costs related to Prince William and Polk facilities.
Selling, general, and administrative
Selling, general, and administrative expenses increased by a total of $3.8 million, or 27%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to increases in professional fees, compensation costs, stock compensation, and general corporate expenses.
Selling, general, and administrative expenses increased by a total of $6.6 million, or 24%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily due to an increase in professional fees, compensation costs, stock compensation, and general corporate expenses.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion increased by a total of $1.0 million, or 23%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to depreciation expense on Prince William and Polk, which became operational in the second and fourth quarters of 2024, respectively.
Depreciation, amortization, and accretion increased by a total of $3.2 million, or 40%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily due to depreciation expense on Prince William and Polk, which became operational in the second and fourth quarter of 2024, respectively, as well as additional depreciation expense on fuel station services.
Income from equity method investments
Net income attributable to equity method investments decreased by $1.8 million, or 48%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily attributable to a decrease in the realized price of RINs sold on operating facilities.
Net income attributable to equity method investments decreased by $6.8 million, or 85% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily attributable to a decrease in the realized price of RINs sold on operating facilities.
Interest and financing expense, net
Interest and financing expenses, net increased by $1.4 million, or 28%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is primarily due to an increase in the drawn balance of the OPAL Term Loan.
Interest and financing expenses, net increased by $3.5 million, or 39%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is primarily due to an increase in the drawn balance of the OPAL Term Loan.
Change in fair value of derivative instruments, net
Change in fair value of derivatives decreased by $0.8 million or 100% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to a lower gain in the current year associated with the mark-to-market adjustments to the earnout liabilities.
Change in fair value of derivatives decreased by $0.9 million or 76% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to a lower gain in the current year associated with the mark-to-market adjustments to the earnout liabilities.
Other income

Other income increased by $0.6 million, or 147% the three months ended June 30, 2025 compared to the three months ended June 30, 2024 mainly due to increase in unrealized gains.
Other income increased by $0.9 million, or 86%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. mainly due to increase in unrealized gains.
Income tax benefit
Income tax benefit increased by $13.7 million or 100% for three months ended June 30, 2025 compared to the three months ended June 30, 2024. This is due to receipt of net proceeds from sale of Investment Tax Credits ("ITCs") for Prince William.
Income tax benefit increased by $21.7 million or 100% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This is due to receipt of net proceeds from sale of ITCs for Prince William and Sapphire.
Net income (loss) attributable to redeemable non-controlling interests
Net income (loss) attributable to redeemable non-controlling interests increased by $4.7 million, or 629%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The net income for the three months ended June 30, 2025 and 2024 reflects the portion of earnings belonging to OPAL Fuels equity holders. The increase is primarily attributable to higher net income in the current period compared to the same prior-year period.
Net income (loss) attributable to redeemable non-controlling interests for the six months ended June 30, 2025 increased by $5.2 million, or 218%, compared to six months ended June 30, 2024. The increase is primarily attributable to higher net income in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interests
Net income attributable to non-redeemable non-controlling interests remained flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Net income attributable to non-redeemable non-controlling interests remained flat for the six months ended June 30, 2025, compared to six months ended June 30, 2024.
Dividends on redeemable preferred non-controlling interests
Dividends on redeemable preferred non-controlling interests remained flat for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.
Liquidity and Capital Resources
Liquidity
As of June 30, 2025, our liquidity was $203.2 million, consisting of $138.4 million of unused capacity under our $450 million senior secured credit facility, $35.5 million of unused capacity under the associated revolver, and $29.3 million of cash and cash equivalents.
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
As of June 30, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $311.6 million and $286.6 million, respectively.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of June 30, 2025, the Company is in compliance with the financial covenants under the OPAL Term Loan.
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
As of June 30, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $20.0 million and $20.8 million, respectively.
The significant assets of Sunoma, as well as those of other consolidated variable VIEs, are parenthesized in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
Redeemable Series A Preferred Units of OPAL Fuels LLC

In November 2021, NextEra subscribed for an aggregate of $100,000,000 of Series A preferred units issued by OPAL Fuels LLC, a consolidated subsidiary of OPAL Fuels, Inc. The Series A preferred units have limited rights to prevent OPAL Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of OPAL Fuels LLC’s primary business. The Series A preferred units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company was allowed to elect to issue additional Series A preferred units ( paid-in-kind) in lieu of cash for the first eight dividend payment dates. As of June 30, 2025 and December 31, 2024, there was no accrued preferred dividend payable.
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
Cash Flows
The following table presents the Company's cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$21,805	$14,251
Net cash used in investing activities	(36,026)	(54,080)
Net cash provided by financing activities	18,498	15,036
Net increase (decrease) in cash, restricted cash, and cash equivalents	$4,277	$(24,793)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 was $21.8 million, an increase of $7.6 million compared to $14.3 million for the six months ended June 30, 2024.
The increase was primarily attributable to higher net income driven by increased revenues, lower income from equity method investments, and higher non-cash items. These were partially offset by unfavorable changes in working capital and a decrease in distributions from equity method investments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $36.0 million, a decrease of $18.1 million compared to the $54.1 million used in investing activities for the six months ended June 30, 2024.
This was primarily driven by a decrease in payments made for the construction of various RNG generation and dispensing facilities in 2025 compared to 2024, and an increase in distributions received from equity method investments, partially offset by higher contributions made to equity method investments and lower proceeds from the sale of short-term investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $18.5 million, an increase of $3.5 million compared to the net cash used in financing activities of $15.0 million for the six months ended June 30, 2024.
This was primarily driven by an increase in proceeds from long-term loans, a decrease in dividend payments on redeemable preferred non-controlling interests, and an increase related to the acquisition of a controlling interest. These were partially offset by long-term loan repayments and higher financing costs paid to third parties.

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
As of June 30, 2025, we anticipate spending of approximately $185.0 million in capital expenditures for the next 12 months for RNG projects, fuel stations and our share of contributions in our equity method investment projects. This includes projects which have not been fully committed. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 3. Borrowings and Note 12. Commitments and Contingencies to our condensed consolidated financial statements for additional information.

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
Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of June 30, 2025, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Changes in Internal Controls over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
CEI submitted a series of change order requests seeking to increase the EPC Contract Price by approximately $14 million, per project, primarily due to: (1) modifications to CEI’s design drawings which are required to meet its contracted performance guaranties, and (2) a default by one of CEI’s major equipment manufacturers. The Company disputes the vast majority of the change order requests.
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
CEI has since recorded mechanic’s liens against each of the projects for $4,900 (MD) and $2,000 (VS), and filed actions with the Stanislaus and San Joaquin County Superior Courts, respectively, to enforce their liens. MD and VS have since recorded bonds releasing the properties from the liens and it is expected that these claims will be stayed and consolidated with the pending arbitration proceeding.
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
Item 1A. Risk Factors
Except as described below, there have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, as supplemented by our Quarterly Reports on Form 10-Q. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. The IRA contains extended and expanded clean energy tax credits such as ITCs, the Production Tax Credit ("PTC"), and created other financial incentives designed to promote the development of certain domestic clean energy projects. In order to receive the full value of such credits and incentives, our projects must satisfy a number of requirements including prevailing wage and apprenticeship requirements. If we fail to comply with these requirements, the value of the credits may be limited, and we may become subject to financial penalties. Uncertainty remains under the IRA on which types of projects are eligible for the tax credits and incentives and how projects can demonstrate compliance with the requirements, we may not receive full value of the tax credits and incentives, which could increase our income tax expense, reduce our net income and adversely impact the profitability of our projects or our ability to finance our projects. The U.S. Congress may look to alter or repeal various energy tax incentives included in the IRA, which could potentially impact projects in development or future project economics. Similarly, recent presidential executive orders directing the review and potential termination of funds appropriated through the IRA are also creating uncertainty of whether these financial incentives could be reduced or repealed in the future. Further, we maybe subject to risks arising from any limitations on the value or availability of tax incentives that benefit clean energy or fuel production, sales, or projects, such as the Section 45Z clean fuel production credit, ITCs, and the PTC, as seen in the accelerated termination of certain clean energy tax credits under the “One Big Beautiful Bill” the U.S. President signed into law on July 4, 2025, which may result in the reduction of such producers’ economic returns.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
This summary of the terms of the LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the LLC Agreement, a copy of which is filed as Exhibit 10.1 hereto.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
10.1+#	Limited Liability Company Agreement, dated May 9, 2025 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company on May 13, 2025).
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

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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
Date: August 7, 2025

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Kazi Hasan
Name:	Kazi Hasan
Title:	Chief Financial Officer