Form 10-Q
period 2025-09-30
OPAL Fuels Inc.
filed 2025-11-07
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of November 7, 2025, a total of 28,996,177 shares of Class A common stock, par value $0.0001 per share, 121,500,000 shares of Class B common stock, par value of $0.0001 per share and 22,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

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
▪increased costs of, or delays in obtaining, key components or labor for the construction and completion of LFG (as defined below) and livestock waste projects that generate electricity and RNG (as defined below), CNG (as defined below) and hydrogen dispensing stations;
▪factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
▪the reduction or elimination of government economic incentives to the renewable energy market;
▪factors associated with companies that are engaged in the production and integration of RNG, including (i) anticipated trends, growth rates and challenges in those businesses and in the markets in which they operate, (ii) contractual arrangements with, and the cooperation of, owners and operators of the landfill and livestock biogas conversion project facilities, on which we operate our LFG and livestock waste projects that generate electricity and (iii) RNG prices for Environmental Attributes (as defined below), LCFS (as defined below) credits and other incentives;
▪the ability to identify, acquire, develop and operate renewable projects and Fueling Stations (as defined below);
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

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024	4
	Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8
	Notes To Condensed Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 4.	CONTROLS AND PROCEDURES	49

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	51
ITEM 1A.	RISK FACTORS	51
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	51
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	51
ITEM 4.	MINE SAFETY DISCLOSURES	51
ITEM 5.	OTHER INFORMATION	52
ITEM 6.	EXHIBITS	52
SIGNATURES		53

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
“Company”, “we”, “our”, “us”, "Opal Fuels" or similar terms refers to OPAL Fuels Inc. individually or on a consolidated basis, as the context may require.
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
“EPA” refers to the U.S. Environmental Protection Agency.
“GGE” refers to gasoline gallon equivalent. The conversion ratio is 1 MMBtu of natural gas equal to 7.74 GGE.
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

Part I - Financial Information

Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents (includes $119 and $358 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	$29,928	$24,310
Accounts receivable, net of allowances of $2,454 and $—, respectively (includes $17 and $435 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	31,113	32,013
Accounts receivable, related party	21,691	14,522
Restricted cash - current (includes $906 and $972 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	1,077	972
Fuel tax credits receivable	3,264	5,639
Contract assets	12,646	11,075
Parts inventory	12,082	10,294
Prepaid expense and other current assets (includes $1,100 and $144 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	10,984	18,363
Total current assets	122,785	117,188
Property, plant, and equipment, net (includes $30,931 and $25,428 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	484,351	458,258
Investment in other entities	227,545	223,594
Other long-term assets	24,182	23,483
Restricted cash - non-current (includes $2,633 and $2,315 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	3,278	3,946
Goodwill	54,608	54,608
Total assets	916,749	881,077
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable (includes $178 and $22 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	15,281	16,419
Accounts payable, related party (includes $83 and $426 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	7,425	7,932
Fuel tax credits payable	3,069	4,422
Accrued payroll (includes $39 and $45 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	8,611	9,580
Accrued and payable capital expenditures	10,014	23,238
Accrued environmental credit rebates	4,593	5,391
Accrued expenses and other current liabilities (includes $1,148 and $974 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	14,880	14,717
Contract liabilities	8,378	9,276
OPAL Term Loan - current portion	9,349	10,865
Sunoma Loan - current portion (includes $1,861 and $1,756 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	1,861	1,756
Total current liabilities	83,461	103,596
OPAL Term Loan, net of debt issuance costs	313,324	266,630
Sunoma Loan, net of debt issuance costs (includes $17,071 and $18,373 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	17,071	18,373
Operating lease liabilities - non-current portion	11,940	12,155
Other long-term liabilities (includes $1,307 and $2,495 at September 30, 2025 and December 31, 2024, respectively, related to consolidated VIEs)	8,157	15,291

Total liabilities	433,953	416,045
Commitments and contingencies Note 12
Redeemable preferred non-controlling interests	130,000	130,000
Redeemable non-controlling interests	342,528	482,863
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value, 340,000,000 shares authorized as of September 30, 2025 and December 31, 2024; shares issued: 30,631,960 and 30,065,260 at September 30, 2025 and December 31, 2024, respectively; shares outstanding: 28,996,177 and 28,429,477 at September 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 121,500,000 issued and outstanding as of September 30, 2025 and 71,500,000 issued and outstanding as of December 31, 2024	12	7
Class C common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2025 and December 31, 2024; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class D common stock, $0.0001 par value, 160,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 22,899,037 shares issued and outstanding at September 30, 2025 and 72,899,037 issued and outstanding as of December 31, 2024	2	7
Retained earnings (accumulated deficit)	19,089	(137,004)
Accumulated other comprehensive (loss) income	(12)	152
Class A common stock in treasury, at cost; 1,635,783 at September 30, 2025 and December 31, 2024	(11,614)	(11,614)
Total Stockholders' equity (deficit) attributable to the Company	7,480	(148,449)
Non-redeemable non-controlling interests	2,788	618
Total Stockholders' equity (deficit)	10,268	(147,831)
Total liabilities, Redeemable preferred non-controlling interests, Redeemable non-controlling interests and Stockholders' equity (deficit)	$916,749	$881,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
RNG Fuel (includes revenues from related parties of $17,950 and $22,798 for the three months ended September 30, 2025 and 2024, respectively; $55,929 and $54,174 for the nine months ended September 30, 2025 and 2024, respectively)	$22,921	$25,864	$75,650	$63,036
Fuel Station Services (includes revenues from related parties of $11,492 and $12,526 for the three months ended September 30, 2025 and 2024, respectively; $40,921 and $34,234 for the nine months ended September 30, 2025 and 2024, respectively)	51,722	45,395	149,426	121,794
Renewable Power (includes revenues from related parties of $2,022 and $1,799 for the three months ended September 30, 2025 and 2024, respectively; $4,676 and $5,129 for the nine months ended September 30, 2025 and 2024, respectively)	8,714	12,788	24,144	35,119
Total revenues	83,357	84,047	249,220	219,949
Operating expenses:
Cost of sales - RNG Fuel	11,774	9,985	35,341	26,644
Cost of sales - Fuel Station Services	40,230	33,609	118,683	94,882
Cost of sales - Renewable Power	5,917	7,774	19,578	25,931
Project development and startup costs	2,543	6,803	12,101	10,523
Selling, general, and administrative	14,376	12,692	47,803	39,552
Depreciation, amortization, and accretion	5,566	4,697	16,772	12,677
Income from equity method investments	(637)	(3,822)	(1,877)	(11,828)
Total operating expenses	79,769	71,738	248,401	198,381
Operating income	3,588	12,309	819	21,568
Other (expense) income:
Interest and financing expense, net	(6,898)	(5,026)	(19,330)	(13,976)
Change in fair value of derivative instruments, net	—	278	281	1,457
Other income	129	640	2,169	1,737
Total other expenses	(6,769)	(4,108)	(16,880)	(10,782)
(Loss) income before income tax benefit	(3,181)	8,201	(16,061)	10,786
Income tax benefit	14,567	8,906	36,290	8,906
Net income	11,386	17,107	20,229	19,692
Net income attributable to redeemable non-controlling interests	7,226	11,998	10,034	9,618
Net income attributable to non-redeemable non-controlling interests	93	130	329	328
Dividends on redeemable preferred non-controlling interests	2,617	2,617	7,851	7,853
Net income attributable to Class A common stockholders	$1,450	$2,362	$2,015	$1,893
Weighted average shares outstanding of Class A common stock:
Basic	28,279,527	27,709,203	28,090,014	27,585,620
Diluted	29,592,822	27,743,417	29,013,705	27,644,164
Per share amounts:
Basic	$0.05	$0.09	$0.07	$0.07
Diluted	$0.05	$0.09	$0.07	$0.07
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$11,386	$17,107	$20,229	$19,692
Other comprehensive (loss) income
Effective portion of the cash flow hedge attributable to equity method investments	(34)	(510)	(287)	5
Net unrealized loss on cash flow hedges	(46)	(59)	(697)	(59)
Total comprehensive income	11,306	16,538	19,245	19,638
Net income attributable to redeemable non-controlling interests (1)	9,405	14,183	16,573	16,178
Other comprehensive loss attributable to redeemable non-controlling interests	(68)	(474)	(819)	(44)
Comprehensive income attributable to non-redeemable non-controlling interests	93	130	329	328
Dividends on redeemable preferred non-controlling interests	438	431	1,313	1,292
Comprehensive income attributable to Class A common stockholders	$1,438	$2,268	$1,849	$1,884
(1) Includes $2,179 and $2,186 of dividends attributable to redeemable non-controlling interests for the three months ended September 30, 2025 and 2024, respectively; includes $6,538 and $6,561 of dividends attributable to redeemable non-controlling interests for the nine months ended September 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in Treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	(Accumulated deficit) Retained Earnings	Accumulated other comprehensive (loss)/income	Non-redeemable non-controlling interests	Shares	Amount	Total (Deficit) Equity	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2024	30,065,260	3	71,500,000	7	72,899,037	7	—	(137,004)	152	618	(1,635,783)	(11,614)	(147,831)	130,000	482,863
Net income	—	—	—	—	—	—		202		76	—	—	278	—	1,006
Other comprehensive loss	—	—	—	—	—	—			(94)		—	—	(94)	—	(469)
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	542,404	—	—	—	—	—	(382)	—	—	—	—	—	(382)	—	—
Stock-based compensation	—	—	—	—	—	—	293	—	—	—	—	—	293	—	1,458
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—		(437)	—	—	—	—	(437)	2,617	(2,180)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	89	205,870	—	—	—	—	205,959	—	(205,959)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)
March 31, 2025	30,607,664	3	71,500,000	7	72,899,037	7	—	68,631	58	634	(1,635,783)	(11,614)	57,726	130,000	276,719
Net income								1,237		160			1,397		6,162
Other comprehensive loss	—	—	—	—	—	—	—	—	(56)	—	—	—	(56)	—	(282)
Issuance of Class A common stock under the ATM program	17,104	—	—	—	—	—	58	—	—	—	—	—	58	—	—
Share conversion	—	—	50,000,000	5	(50,000,000)	(5)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	7,192	—	—	—	—	—	(5)	—	—	—	—	—	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	369	—	—	—	—	—	369	—	1,835
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(438)	—	—	—	—	(438)	2,617	(2,180)
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,991	—	—	1,991	—	—
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(422)	(82,872)	—	—	—	—	(83,294)	—	83,294
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—

June 30, 2025	30,631,960	3	121,500,000	12	22,899,037	2	—	(13,442)	2	2,735	(1,635,783)	(11,614)	(22,302)	130,000	365,548
Net income	—	—	—	—	—	—	—	1,888	—	93	—	—	1,981	—	9,405
Other comprehensive loss	—	—	—	—	—	—	—	—	(14)	—	—	—	(14)	—	(67)
Stock-based compensation	—	—	—	—	—	—	150	—	—	—	—	—	150	—	752
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(40)	—	—	(40)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(438)	—	—	—	—	(438)	2,617	(2,179)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(150)	31,081	—	—	—	—	30,931	—	(30,931)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
September 30, 2025	30,631,960	3	121,500,000	12	22,899,037	2	—	19,089	(12)	2,788	(1,635,783)	(11,614)	10,268	130,000	342,528

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in Treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-redeemable non-controlling interests	Shares	Amount	Total Deficit	Redeemable Preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2023	29,701,146	3	—	—	144,399,037	14	—	(467,195)	(15)	955	(1,635,783)	(11,614)	(477,852)	132,617	802,720
Net income	—	—	—	—	—	—	—	110	—	2	—	—	112	—	565
Other comprehensive income	—	—	—	—	—	—	—	—	57	—	—	—	57	—	293
Issuance of Class A common stock under the ATM program	14,005	—	—	—	—	—	97	—	—	—	—	—	97	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	307,137	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	—	—	—	—	165	—	848
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(426)	—	—	—	—	(426)	2,618	(2,192)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	365	96,679	—	—	—	—	97,044	—	(97,044)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,235)	—
March 31, 2024	30,022,288	3	71,500,000	7	72,899,037	7	—	(370,832)	42	724	(1,635,783)	(11,614)	(381,663)	130,000	705,190
Net income	—	—	—	—	—	—	—	282	—	196	—	—	478	—	1,430
Other comprehensive income	—	—	—	—	—	—	—	—	28	—	—	—	28	—	137
Issuance of Class A common stock under the ATM program	22,348	—	—	—	—	—	73	—	—	—	—	—	73	—	—
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	13,933	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	304	—	—	—	—	—	304	—	1,538
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	62	—	—	(403)	—	—	(341)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(435)	—	—	—	—	(435)	2,618	(2,183)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(439)	109,482	—	—	—	—	109,043	—	(109,043)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,618)	—
June 30, 2024	30,058,569	3	71,500,000	7	72,899,037	7	—	(261,503)	70	517	(1,635,783)	(11,614)	(272,513)	130,000	597,069
Net income	—	—	—	—	—	—	—	2,793		130	—	—	2,923	—	14,183
Other comprehensive loss	—	—	—	—	—	—	—	—	(95)		—	—	(95)	—	(474)
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	6,691	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	240	—	—	—	—	—	240	—	1,217
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	7	—	—	(62)	—	—	(55)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(431)	—	—	—	—	(431)	2,617	(2,186)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(247)	90,683	—	—	—	—	90,436	—	(90,436)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
September 30, 2024	30,065,260	3	71,500,000	7	72,899,037	7	—	(168,458)	(25)	585	(1,635,783)	(11,614)	(179,495)	130,000	519,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$20,229	$19,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	16,772	12,677
Stock-based compensation	4,858	4,312
Allowance for accounts receivable	2,454	—
Income from equity method investments	(1,877)	(11,828)
Distributions from return on investment in equity method investments	8,059	13,661
Gain on nonmonetary asset	(1,100)	—
Gain on lease termination	(600)	—
Reduction of carrying amount of operating lease right-of-use assets	575	555
Write-offs of capitalized costs	299	—
Amortization of deferred financing costs	1,524	1,310
Paid-in-kind interest income	(156)	(207)
Change in fair value of commodity swaps	(921)	494
Gain on note receivable	(815)	(11)
Unrealized gain on derivative financial instruments	(281)	(1,457)
Changes in operating assets and liabilities
Accounts receivable	(3,536)	(11,986)
Accounts receivable, related party	(7,169)	3,563
Fuel tax credits receivable	2,375	(620)
Contract assets	(1,571)	(2,858)
Parts inventory	(1,788)	(300)
Prepaid expense and other current and long-term assets	8,593	(3,751)
Accounts payable	(1,138)	(775)
Accounts payable, related party	(507)	1,356
Fuel tax credits payable	(1,353)	(34)
Accrued payroll	(969)	(1,053)
Accrued expenses and other current and non-current liabilities	(468)	9,859
Operating lease liabilities - current and non-current	(574)	(517)
Contract liabilities	(898)	(165)
Net cash provided by operating activities	40,017	31,917
Cash flows from investing activities:
Purchase of property, plant, and equipment	(60,890)	(72,805)
Payment for short-term investments	—	(791)
Distributions from return of investment in equity method investment	6,236	1,756
Cash paid to equity method investments	(16,656)	(13,956)
Cash received from (paid for) note receivable	1,377	(750)
Net cash used in investing activities	(69,933)	(86,546)
Cash flows from financing activities:
Proceeds from OPAL Term Loan and Revolving loan	60,000	45,000
Financing costs paid to other third parties	(1,250)	(629)
Repayment of OPAL Revolving Loan	(15,000)	—
Repayment of Sunoma Loan	(1,295)	(1,193)
Repayment of principal portion of finance lease liabilities	(1,144)	(43)
Payment of preferred dividends	(7,852)	(10,469)
Distribution to non-redeemable non-controlling interest	(150)	(628)
Capital contribution from non-redeemable non-controlling interests	1,991	—

Proceeds from issuance of shares of Class A common stock under the ATM program, net	58	170
Cash paid for taxes related to net share settlement of equity awards	(387)	(627)
Net cash provided by financing activities	34,971	31,581
Net increase (decrease) in cash, restricted cash, and cash equivalents	5,055	(23,048)
Cash, restricted cash, and cash equivalents, beginning of period	29,228	47,242
Cash, restricted cash, and cash equivalents, end of period	$34,283	$24,194

Supplemental disclosure of cash flow information
Interest paid, net of $2,082 and $3,093 capitalized, respectively	$20,523	$8,628
Tax benefit received	36,290	8,906
Noncash investing and financing activities:
Accrual for asset retirement obligation included in property, plant and equipment	—	499
Right-of-use assets arising from lease modifications	—	1,218
Right-of-use assets for finance leases included in property, plant and equipment	58	—
Accrual for purchase of property, plant and equipment included in accrued and payable capital expenditures	10,014	24,721
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of OPAL Fuels, Inc. and its subsidiaries (the “Company”, “OPAL Fuels”, “we,” “us” or “our”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder or other entities have a noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation. The non-controlling interest attributable to the Company's variable interest entities ("VIE") are presented as a separate component from the Stockholders' equity (deficit) in the condensed consolidated balance sheets and as a non-redeemable non-controlling interest in the condensed consolidated statements of changes in redeemable non-controlling interests, redeemable preferred non-controlling interests and stockholders' equity (deficit).
As of September 30, 2025, the Company held equity interests in twelve VIEs — Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Paragon RNG LLC ("Paragon"), Emerald RNG LLC ("Emerald") - Paragon project, Sapphire RNG LLC ("Sapphire") - Paragon project, Land2Gas LLC ("Land2Gas"), Atlantic RNG LLC ("Atlantic") - Land2Gas project, Burlington RNG LLC ("Burlington") - Land2Gas project, GREP BTB Holdings LLC ("GREP"), Sunoma Holdings, LLC (“Sunoma”), Central Valley LLC (“Central Valley”), and CMS RNG LLC ("CMS"). Pine Bend, Noble Road GREP, Paragon projects, Land2Gas projects were presented as equity method investments and the remaining three VIEs — Sunoma, Central Valley, and CMS are consolidated by the Company.
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
At the time of formation of CMS RNG, the Company and the third-party partner made net capital contributions of $4,646 and $1,998, respectively. A noncontrolling interest ("NCI") of $1,998 was recognized for the portion of CMS RNG not owned by the Company.
The Company will reassess its primary beneficiary conclusion on an ongoing basis, including upon execution of additional agreements and commencement of commercial operations.
The condensed consolidated balance sheets summarize the major consolidated balance sheet items for consolidated VIEs as of September 30, 2025 and December 31, 2024. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs, such as:
•All of the VIEs are RNG facilities and they are reported under the RNG Fuel Supply segment;
•The nature of our interest in these entities is primarily equity based and therefore carry similar risk and reward characteristics.
The 2024 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report") as the interim disclosures generally do not repeat those in the annual financial statements and are condensed in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the entire fiscal year.
The Company is organized into three operating segments which are RNG Fuel, Fuel Station Services and Renewable Power.

All amounts in these footnotes are presented in thousands of dollars except share and per share data.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of long-lived assets, the fair value of stock-based compensation, asset retirement obligations, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use lease assets and lease liabilities, the fair value of the reporting units of goodwill and the fair value of derivative instruments. Actual results could differ from those estimates.
The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
The Company provides all third-party construction contracts with a warranty, typically for a period of one year after substantial completion of the construction project. These warranties are accounted for under ASC 460, Guarantees ("ASC 460"), and not as a separate performance obligation. Generally, the company estimates warranty costs based on historical claims experience, and other factors. Actual warranty claims may differ from the estimates, and adjustments to the liability are made, as necessary. The Company accrued $280 and $171 of warranty reserves under accrued expenses and other current liabilities as of September 30, 2025, and December 31, 2024, respectively.
Related Party Revenues
The Company revised its disclosure of Fuel Station Services revenues from related parties included parenthetically on the face of the condensed consolidated statements of operations to include amounts that were previously excluded. The amounts are immaterial and the revision had no impact on previously reported net income, cash flows, or financial position.
Accounting Pronouncements Adopted
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations- Joint Venture Formations (Subtopic 805-60) ("ASU 2023-05"). The update requires all joint ventures formed after January 1, 2025, upon formation, to apply a new basis of accounting and initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for joint ventures with a formation date on or after January 1, 2025. During the nine months ended September 30, 2025, the Company formed a joint venture that was excluded from this guidance due to the scope exception applicable to combinations between entities, businesses, or nonprofit activities under common control. The adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures and the Company believes the adoption will not have a material effect on our condensed consolidated financial statements.
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

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025‑05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient applicable to all entities for estimating expected credit losses on current accounts receivable and current contract assets that arise under ASC 606, permitting the assumption that existing conditions at the balance‑sheet date will remain unchanged over the remaining life of such assets. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within our condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025‑06, Intangibles — Goodwill and Other (Topic 350): Internal‑Use Software — Targeted Improvements to the Accounting for Internal‑Use Software. The amendments modernize the guidance for capitalizing costs of internally‑developed software by removing references to defined development stages and instead focusing on two principal criteria: (1) management has authorized and committed to funding the project, and (2) it is probable that the project will be completed and the software will be used to perform the intended function. The ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within our condensed consolidated financial statements.
Earnout Liabilities
In connection with the Business Combination completed in July 2022 and pursuant to a sponsor letter agreement, ArcLight CTC Holdings II, L.P. agreed to subject 10% of its Class A common stock (received as a result of the conversion of its ArcLight Class B ordinary shares immediately prior to the closing) to vesting and forfeiture conditions relating to VWAP targets for the Company's Class A common stock sustained over a period of 60 months following the closing. As of September 30, 2025 and December 31, 2024, the number of shares subject to forfeiture was 716,650 (the "Sponsor Earnout Awards").
For the three and nine months ended September 30, 2025 the Company recorded a gain from the Sponsor Earnout Awards of $— and $281, respectively, in its condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recorded a gain of $278 and $1,457, respectively, in its condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company recorded a Sponsor Earnout liability of $23 and $304, respectively, as part of other long-term liabilities on its condensed consolidated balance sheets.
Redeemable non-controlling interests
Redeemable non-controlling interests represent the portion of the Company's consolidated subsidiary OPAL Fuels LLC, that the Company does not own. The Redeemable non-controlling interest represents 144,399,037 Class B and D Units issued by OPAL Fuels to the prior investors. The Company allocates net income or loss attributable to Redeemable non-controlling interest based on weighted average ownership interest during the period. The net income or loss attributable to Redeemable non-controlling interests is reflected in the condensed consolidated statements of operations.
At each balance sheet date, the mezzanine equity classified Redeemable non-controlling interests is adjusted up to their maximum redemption value if necessary, with an offset in Stockholders' equity (deficit). As of September 30, 2025, the maximum redemption value was $342,528.
Parts Inventory
Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. The substantial amount of inventory is identified, tracked and treated as finished goods.
Revenues
Disaggregation of Revenue
The following table shows the disaggregation of revenue according to product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Electricity sales	$6,456	$7,011	$18,349	$19,663
Third party construction	14,202	10,358	31,377	29,853
Service and parts	6,926	6,512	20,726	18,097
Brown gas sales	8,193	7,987	25,172	19,357
Environmental credits (1)	41,567	50,483	141,431	128,530
Other (2)	545	275	1,246	892
Total revenue from contracts with customers	77,889	82,626	238,301	216,392
Lease revenue (3)	5,468	1,421	10,919	3,557
Total revenue	$83,357	$84,047	$249,220	$219,949
(1) Includes revenues of $0 and $5,151 respectively, for the three months ended September 30, 2025 and 2024, from customers domiciled outside of United States. Includes revenues of $0 and $13,439 respectively, for the nine months ended September 30, 2025 and 2024, from customers domiciled outside of United States.
(2) Includes management fee revenues earned from management of operations of equity method entities.
(3) Lease revenue relates to revenue from fuel purchasing agreements and power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.
For the three and nine months ended September 30, 2025 and 2024, the third party construction revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2025	December 31, 2024
Accounts receivable, net	$31,113	$32,013
Contract assets:
Cost and estimated earnings in excess of billings	11,171	8,547
Accounts receivable retainage, net	1,475	2,528
Contract assets total	12,646	11,075
Contract liabilities:
Billings in excess of costs and estimated earnings	8,378	9,276
Contract liabilities total	$8,378	$9,276
During the nine months ended September 30, 2025, the Company recognized revenue of $5,006 that was included in "Contract liabilities" at December 31, 2024. During the nine months ended September 30, 2024, the Company recognized revenue of $3,746 that was included in "Contract liabilities" at December 31, 2023.
Environmental credits held for sale
For the three months ended September 30, 2025 and 2024, the Company recorded $4,515 and $1,443 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value. For the nine months ended September 30, 2025 and 2024, the Company recorded $15,055 and $8,293 as part of Cost of sales - Fuel Station Services in its condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.

Fuel Station Services Construction Backlog
The Company's remaining performance obligations ("Backlog") represent the unrecognized revenue value of its contract commitments. The Company's Backlog may significantly vary each reporting period based on the timing of major new contract commitments. At September 30, 2025, the Company had a Backlog of $51,484.
Significant Customers, Vendors and Concentration of Credit Risk
For the three and nine months ended September 30, 2025, one customer accounted for 34% and 38%, respectively, of the revenue. For the three and nine months ended September 30, 2024, two customers accounted for 56% and 54% of the revenue, respectively. At September 30, 2025, two customers accounted for 55% of accounts receivable. At December 31, 2024, two customers accounted for 50% of accounts receivable.
As of September 30, 2025, one vendor accounted for 10% of the accounts payable. As of December 31, 2024, one vendor accounted for 17% of the accounts payable. Vendor concentration percentages are calculated excluding statutory obligations to government authorities.
Investment Tax Credits
In the first, second, and third quarters of 2025, the Company sold to third-party purchasers certain transferable Investment Tax Credits ("ITCs") that had been generated by the Company from its investments in the Renewable Natural Gas segment.
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
During the three and nine months ended September 30, 2025, the Company received net proceeds from the sale of tax credits totaling $14,567 and $36,290, respectively. During the three and nine months ended September 30, 2024, the Company received net proceeds from the sale of tax credits totaling $8,906. These amounts were received in cash and recorded as income tax benefit. The cash flows related to the total income tax benefits are presented in the statement of cash flow in the ‘Net income’ line item within operating activities. Additionally, during the three and nine months ended September 30, 2025, the Company incurred legal and insurance fees associated with the transactions totaling $1,873 and $4,510, respectively. During the three and nine months ended September 30, 2024, the Company incurred legal and insurance fees associated with the transactions totaling $1,182. These amounts represent buyer’s expenses paid by the Company and are recorded as part of the income tax benefit. The transaction costs are deductible for income tax purposes.
2. Investment in Other Entities
The following table shows the movement in Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Land2Gas	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%

Balance at December 31, 2024	$19,536	$21,097	$1,760	$16,384	$164,817	$223,594
Income (loss) from equity method investments	2,354	2,892	(660)	(1,411)	3,859	7,034
Contribution by the Company	—	—	—	15,300	—	15,300
Distributions from return on investment in equity method investment (1)	(1,625)	(2,575)	—	—	(3,859)	(8,059)
Distributions from return of investment in equity method investment (2)	—	—	—	—	(6,236)	(6,236)
Other comprehensive (loss)	—	—	—	—	(287)	(287)
Amortization of basis difference (3)	(118)	(444)	—	—	(4,595)	(5,157)
Capitalized interest	—	—	—	1,356	—	1,356
Balance at September 30, 2025	$20,147	$20,970	$1,100	$31,629	$153,699	$227,545
(1) Recorded as part of cash flows from operating activities for the nine months ended September 30, 2025.
(2) Recorded as part of cash flows from investing activities for the nine months ended September 30, 2025.
(3) Reflected in income from equity method investments in the condensed consolidated statements of operations for the nine months ended September 30, 2025.
The following table summarizes the statement of operations information for equity method investments and the Company's portion of net income from equity method investments:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$26,570	$26,123	$80,844	$77,097
Gross profit	6,785	10,799	21,167	31,812
Net income	2,508	7,182	8,791	26,579
Net income from equity method investments(1)	$637	$3,822	$1,877	$11,828
(1) Net income from equity method investments represents the Company's portion of the net income from equity method investments including amortization of any basis differences.
A summary of financial information for our portion of the assets and liabilities in equity method investees in the aggregate is as follows:

	September 30, 2025	December 31, 2024
Current assets	$8,662	$10,554
Noncurrent assets	136,295	121,934
Total assets	144,957	132,488
Current liabilities	11,121	15,993
Noncurrent liabilities	33,991	24,612
Total liabilities	$45,112	$40,605
3. Borrowings
The following table summarizes the borrowings under the various debt facilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
OPAL Term Loan and Revolving Loan	$331,618	$286,617
Less: unamortized debt issuance costs	(8,945)	(9,122)
Less: current portion	(9,349)	(10,865)
OPAL Term Loan and Revolving Loan, net of debt issuance costs	313,324	266,630
Sunoma Loan	19,539	20,846
Less: unamortized debt issuance costs	(607)	(717)
Less: current portion	(1,861)	(1,756)
Sunoma Loan, net of debt issuance costs	17,071	18,373
Non-current borrowings total	$330,395	$285,003
As of September 30, 2025, principal maturities of debt are expected as follows, excluding any undrawn debt facilities as of the date of the condensed consolidated balance sheets:

	OPAL Term Loan	Sunoma Loan	Total
Fiscal year:
Three months ending December 31, 2025	$—	$449	$449
2026	12,465	1,898	14,363
2027	12,465	2,051	14,516
2028	306,688	2,213	308,901
2029	—	2,395	2,395
2030	—	2,589	2,589
Thereafter	—	7,944	7,944
	$331,618	$19,539	$351,157
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
The Credit Agreement Amendment also eases the conditions precedent to making new Projects eligible for borrowing under the Credit Agreement, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026. The Amendment was accounted for as a modification in the nine month period ended September 30, 2025.
In connection with the Credit Agreement Amendment, the Borrower paid the Administrative Agent, for the account of each lender, a one-time nonrefundable fee of $1,250. These costs have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method.
During the nine months ended September 30, 2025, the Company borrowed $40,000 under its term loan, drew $20,000 from its revolving loan and repaid $15,000 on its revolving loan. As of September 30, 2025, the Company utilized $34,517 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of September 30, 2025, the Company is in compliance with the financial covenants under the OPAL Term Loan. The amounts outstanding under the Credit Agreement are secured by the assets of the indirect subsidiaries of OPAL Intermediate Holdco.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20,000 that was increased to $23,000 in 2022. As of September 30, 2025, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
The Company also utilized $968 for the issuance of letters of credit to support the operations of the Borrower. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma.
2025
For the three and nine months ended September 30, 2025, the weighted average effective interest rate including amortization of debt issuance costs on OPAL Term Loan was 8.8% and 8.5% respectively. For the three and nine months ended September 30, 2025, the interest rate on the Sunoma Loan was 8.7%.
2024
For the three and nine months ended September 30, 2024, the weighted average effective interest rate on OPAL Term Loan including amortization of debt issuance costs was 9.2% and 8.7%, respectively. For the three and nine months ended September 30, 2024, the interest rate on the Sunoma loan was 8.1% and 8.2%, respectively.
The following table summarizes the Company's total interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Nine Months Ended September 30,
	2025	2024	2025	2024
Sunoma Loan	$420	$429	$1,228	$1,330
OPAL Term Loan (1)	5,568	4,023	15,879	10,341
Commitment fees and other finance fees	449	667	1,405	2,141
Amortization of deferred financing cost	722	191	1,524	1,310
Interest expense on finance leases	25	144	235	432
Interest income	(286)	(428)	(941)	(1,578)
Total interest and financing expense	$6,898	$5,026	$19,330	$13,976
(1) Excludes $841 and $1,019 of interest capitalized and recorded as part of Property, Plant and Equipment for the three months ended September 30, 2025 and 2024. Excludes $2,082 and $3,093 of interest capitalized and recorded as part of Property, Plant and Equipment for the nine months ended September 30, 2025 and 2024.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
FPAs (1)	$5,240	$1,154	$10,044	$2,861
PPAs (2)	$228	$267	$875	$696
(1) Included in Fuel Station Service revenues
(2) Included in Renewable Power revenues
Lessee contracts
During the nine months ended September 30, 2025, the Company derecognized the right-of-use (ROU) asset and corresponding lease liability associated with a site lease following a formal release from all future lease obligations by the vendor under the current agreement. The ROU asset had a carrying value of approximately $5,397 at the time of termination. The derecognition resulted in $600 gain recognized in other income.
5. Derivative Financial Instruments and Fair Value Measurements
Interest rate swaps

The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. This instrument is classified as Level 2 in the fair value hierarchy. The effective portion of the swap is recorded in accumulated other comprehensive income. The Company expects to release $84 from the other comprehensive income in the next twelve months.
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

	September 30, 2025	December 31, 2024	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as cash flow hedges:
Short term portion of the interest rate swaps	$84	$238	Prepaid expenses and other current assets
Long term portion of the interest rate swaps	—	448	Other long-term assets
Long term portion of the interest rate swaps	(95)	—	Other long-term liabilities
	$(11)	$686
The effect of interest rate swaps on the condensed consolidated statement of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,		Location of Gain in Operations from Derivatives
	2025	2024	2025	2024
Gain on net periodic settlements	$72	$—	$217	$—	Interest and financing expense, net
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
Additionally, during the nine months ended September 30, 2025, the Company entered into multiple ISDA agreements with JPMorgan Chase, Merrill Lynch, and Investec Bank for pay-variable, receive-fixed, cash-settled natural gas commodity swaps. The Company applied fair value accounting under ASC 815 for these transactions.
The following table summarizes the effect of commodity swaps accounted for as derivatives under ASC 815 on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized	2025	2024	2025	2024
Commodity swaps - realized gain (loss)	Revenues - Renewable Power	$8	$200	$(52)	$609
Commodity swaps - unrealized gain (loss)	Revenues - Renewable Power	12	(170)	—	(494)
Commodity swaps - realized gain	Revenues - RNG Fuel	1,029	—	1,900	—
Commodity swaps - unrealized gain	Revenues - RNG Fuel	313	—	920	—
Total realized and unrealized gain		$1,362	$30	$2,768	$115
The following table summarizes the derivative assets and liabilities related to commodity swaps as of September 30, 2025 and December 31, 2024:

	Fair Value
	September 30, 2025	December 31, 2024	Location of Fair Value Recognized in Balance Sheet
Derivatives not designated as hedging instruments
Current portion of unrealized gain on commodity swaps	$920	$—	Prepaid expense and other current assets
Current portion of unrealized loss on commodity swaps	(72)	(9)	Accrued expenses and other current liabilities
Non - current portion of unrealized loss on commodity swaps	—	(63)	Other long-term liabilities
Total commodity swaps - unrealized gain (loss)	$848	$(72)
Other derivative liabilities
On July 21, 2022, the Company recorded a derivative liability for the Sponsor Earnout Awards and the OPAL Earnout Awards. The OPAL Earnout Awards expired in December 2024. The change in fair value on Sponsor Earnout and OPAL Earnout Awards is recorded as change in fair value of derivative instruments, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024.
The following table summarizes the effect of change in fair value of other derivative liabilities on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

Derivative liability	Three months ended September 30,		Nine months ended September 30,		Location of Gain in Operations from Derivatives
	2025	2024	2025	2024
Sponsor Earnout Awards gain	$—	$278	281	1,457
	$—	$278	$281	$1,457	Change in fair value of derivative instruments, net
Fair value measurements
The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximates fair value due to their short-term maturities.
The carrying value of the Company's long-term debt, classified as Level 2 within the fair value hierarchy, approximates its fair value as of as of September 30, 2025 and December 31, 2024, because the interest rates are variable and therefore reflect current market conditions.
The Company accounts for asset retirement obligations by recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The Company estimated the fair value of its asset retirement obligations based on discount rates ranging from 5.8% to 8.5%.
The fair value of the Sponsor Earnout Awards as of September 30, 2025 was determined using a Black-Scholes valuation model with a distribution of potential outcomes on a daily basis over the 2.0 years remaining in the vesting window. Assumptions used in the valuation are as follows:
•Current stock price — The Company's closing stock price of $2.20 as of September 30, 2025;
•Expected volatility —50% based on historical and implied volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards;

•Risk-free interest rate — 3.6% based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected 1.8 year term of the earnout period;
•Dividend yield - zero.
Convertible note receivable
In July 2024, the Company purchased a convertible note pursuant to which the Company has the right to convert the note into shares of Class A common stock of the investee for $750. In the third quarter of 2025, the investee underwent an exit event, resulting in the note settlement. The Company received $1,377 in cash proceeds, with an additional $198 remaining in escrow recorded under prepaid expense and other current assets.
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of September 30, 2025.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2025 and December 31, 2024, set forth by level, within the fair value hierarchy:

	Fair value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liabilities	$—	$—	$23	$23
Interest rate swap contracts	—	95	—	95
Commodity swap contracts	—	72	—	72
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	34,283	—	—	34,283
Interest rate swap contracts	—	84	—	84
Commodity swap contracts	—	920	—	920

	Fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liabilities	$—	$—	$304	$304
Commodity swap contracts	—	72	—	72
Assets:
Cash and cash equivalents and restricted cash - current and non-current (1)	29,228	—	—	29,228
Interest rate swap contracts	—	686	—	686
Convertible note receivable	—	—	760	760
(1) Includes balances in money market accounts of $26,213 and $19,786, respectively as of September 30, 2025 and December 31, 2024.
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
On March 26, 2025, the Company entered into a NAESB Base Contract with NextEra (together with certain special conditions, a letter agreement, and an RNG addendum, the "NAESB Contract"). In accordance with the NAESB Contract, the Company could enter into transaction confirmations on a periodic basis for the sale of RNG generated by the RNG Fuels business and NextEra could elect to utilize the Company to market such RNG to generate RINs for NextEra. In March, June and September 2025, the Company and NextEra entered into such transaction confirmations.
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
For the three and nine months ended September 30, 2025, the Company recognized revenues of $4,982 and $15,585, respectively, under the NAESB contract, which were recorded as part of Revenues - RNG Fuel.
Service agreements with related parties
On March 17, 2025, Fortistar, through its subsidiary Wasatch RNG LLC (“Wasatch RNG”), acquired all of the limited liability company interests outstanding in Alpro SD, LLC (“Alpro” and such acquired interest, the “Alpro Interest”). Alpro owns a 50% limited liability company interest in Wasatch Resource Recovery, LLC (the “Project” or “Wasatch” and such ownership interest, the “Wasatch Interest”) and a 50% tenancy-in-common interest in certain real estate and operating assets used by Wasatch (the “Project Interest”). The Project captures and converts biogas generated from food waste to produce pipeline quality RNG. The Project generates revenue from long-term contracted gas sales, tipping fees, and digestate (fertilizer) sales.
In connection with the acquisition, Fortistar Services 2 LLC and OPAL Fuels LLC entered into an amendment to its existing Administrative Services Agreement, pursuant to which OPAL Fuels will provide certain services to Wasatch RNG in exchange for certain agreed upon fees and expense reimbursements. These services include oversight of the plan to improve the operations and productivity of the Project. Either party may, at its sole election and on ninety (90) days advance written notice, terminate Company's provision of services to Wasatch, at which time the Management Fee and the Wasatch Remediation Fee shall also terminate.
Additionally, Wasatch RNG and OPAL Fuels entered into an Option Agreement, pursuant to which Wasatch RNG granted an option to OPAL Fuels to purchase the Alpro Interest. The exercise period of the option commenced upon closing of the acquisition and will terminate on the third anniversary of the closing of the acquisition, or ninety (90) days following a change of control of OPAL Fuels. The exercise price of the option would be determined such that Wasatch RNG would earn an internal rate of return on its invested capital of 10% percent per year if the option is exercised in the first year, 15% per year if exercised in the second year, and 20% per year if exercised in the third year.
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
During the first quarter of 2025, Scott Contino, CFO of Fortistar, served as Interim CFO of the Company. Pursuant to the Interim Services Agreement, the Company paid Fortistar an agreed hourly rate, such that the monthly fee did not exceed $50, on a cumulative basis.

The following table summarizes revenues recorded from related parties:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$17,825	$9,198	$—	$55,658	$34,653	$—
Commodity swaps (2)	—	—	2,022	—	—	4,676
Environmental processing (3)	—	2,294	—	—	6,268	—
Service agreements (4)	125	—	—	271	—	—
Total	$17,950	$11,492	$2,022	$55,929	$40,921	$4,676

	Three Months Ended September 30, 2024			Nine months ended September 30, 2024
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$22,798	$10,616	$—	$54,174	$27,885	$—
Commodity swaps (2)	—	—	1,799	—	—	5,129
Environmental processing (3)	—	1,910	—	—	6,349	—
Total	$22,798	$12,526	$1,799	$54,174	$34,234	$5,129
(1) Represents RIN and LCFS sales to NextEra.
(2) Represents revenue earned under ISDA and REC sales agreements with NextEra.
(3) Represents environmental processing fees earned under agreements with equity method investments, related to the generation and marketing of RINs and LCFS.
(4) Represents management fees earned under an agreement with Fortistar.
The following table summarizes the various fees recorded under the service agreements with related parties which are included in "Selling, general, and administrative" expenses:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Staffing and management services	$447	$535	$1,557	$1,531
Rent - fixed compensation	187	181	535	524
IT services	692	814	2,723	2,318
Total	$1,326	$1,530	$4,815	$4,373
The following table presents the various balances for related parties included in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Location in Balance Sheet	September 30 2025	December 31 2024
Assets:
Trade AR - NextEra	Accounts receivable, related party	$21,645	$14,522
Receivables from equity method investment entities	Accounts receivable, related party	46	—
Total receivables - related party		21,691	14,522
Liabilities:
Payables to equity method investment entities	Accounts payable, related party	6,860	6,946
NextEra	Accounts payable, related party	500	501
Fortistar and Costar (1)	Accounts payable, related party	65	485
Total liabilities - related party		$7,425	$7,932
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
The following table reflects the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the three and nine months ended September 30, 2025:

Nine Months Ended September 30, 2025	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Revenue from external customers	$75,650	$149,426	$24,144	$249,220	$—	$249,220
Intersegment revenues	415	14,679	—	15,094	—	15,094

Reconciliation of Revenue
Elimination of intersegment revenues	(415)	(14,679)	—	(15,094)	—	(15,094)
Total revenues	75,650	149,426	24,144	249,220	—	249,220

Less: (1)
Cost of sales and other operating costs	35,341	118,683	19,578	173,602	41,465	215,067
Income from equity method investments	(1,877)	—	—	(1,877)	—	(1,877)
Interest and financing expense, net	19,333	45	(48)	19,330	—	19,330
Project development and startup costs	12,101	—	—	12,101	—	12,101
Other income	—	—	(64)	(64)	(815)	(879)
Depreciation, amortization, and accretion	8,985	4,924	2,863	16,772	—	16,772
Other segment items (2)	(214)	(1,076)	—	(1,290)	6,057	4,767
Segment income (loss)	1,981	26,850	1,815	30,646	(46,707)	(16,061)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						36,290
Net income						$20,229

Three Months Ended September 30, 2025	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Revenue from external customers	$22,921	$51,722	$8,714	$83,357	$—	$83,357
Intersegment revenues	139	5,394	—	5,533	—	5,533

Reconciliation of Revenue
Elimination of intersegment revenues	(139)	(5,394)	—	(5,533)	—	(5,533)
Total revenues	22,921	51,722	8,714	83,357	—	83,357

Less: (1)
Cost of sales and other operating costs	11,774	40,230	5,917	57,921	11,858	69,779
Income from equity method investments	(637)	—	—	(637)	—	(637)
Interest and financing expense, net	6,929	(11)	(20)	6,898	—	6,898
Project development and startup costs	2,543	—	—	2,543	—	2,543
Depreciation, amortization, and accretion	3,031	1,573	962	5,566	—	5,566
Other segment items (2)	(27)	81	1	55	2,334	2,389
Segment (loss) income	(692)	9,849	1,854	11,011	(14,192)	(3,181)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						14,567
Net income						$11,386

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on RNG dispensing, and gain on asset disposal
•Corporate - information technology expense, legal and professional advisor fees, and other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
The following table reflects certain other financial data for the reportable segments as of September 30, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Other segment disclosures
Investment in other entities	$227,545	$—	$—	$227,545	$—	$227,545
Segment assets	660,922	184,555	30,658	876,135	40,614	$916,749
For the nine months ended September 30, 2025, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Cash paid for purchases of property, plant and equipment	$44,259	$16,140	$491	$60,890	$—	$60,890
The following table reflects the financial data used to calculate each reportable segment’s net income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income (loss) for the three and nine months ended September 30, 2024:

Nine months ended September 30, 2024	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Revenue from external customers	$63,036	$121,794	$35,119	$219,949	$—	$219,949
Intersegment revenues	388	15,059	—	15,447	—	15,447
				0
Reconciliation of Revenue				0
Elimination of intersegment revenues	(388)	(15,059)	—	(15,447)	—	(15,447)
Total revenues	63,036	121,794	35,119	219,949	—	219,949

Less: (1)
Cost of sales and other operating costs	26,644	94,882	25,931	147,457	34,028	181,485
Income from equity method investments	(11,828)	—	—	(11,828)	—	(11,828)
Interest and financing expense, net	13,969	119	(112)	13,976	—	13,976
Project development and startup costs	10,523	—	—	10,523	—	10,523
Other income	—	—	(349)	(349)	(11)	(360)
Depreciation, amortization, and accretion	5,482	4,183	3,012	12,677	—	12,677
Other segment items (2)	(627)	(443)	27	(1,043)	3,733	2,690
Segment income (loss)	18,873	23,053	6,610	48,536	(37,750)	10,786

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						8,906
Net income						$19,692

Three Months Ended September 30, 2024	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Revenue from external customers	$25,864	$45,395	$12,788	$84,047	$—	$84,047
Intersegment revenues	129	4,520	—	4,649	—	4,649

Reconciliation of Revenue
Elimination of intersegment revenues	(129)	(4,520)	—	(4,649)	—	(4,649)
Total revenues	25,864	45,395	12,788	84,047	—	84,047

Less: (1)
Cost of sales and other operating costs	9,985	33,609	7,774	51,368	10,715	62,083
Income from equity method investments	(3,822)	—	—	(3,822)	—	(3,822)
Interest and financing expense, net	4,958	95	(27)	5,026	—	5,026
Project development and startup costs	6,803	—	—	6,803	—	6,803
Other income	—	—	(349)	(349)	(11)	(360)
Depreciation, amortization, and accretion	2,124	1,574	999	4,697	—	4,697
Other segment items (2)	(300)	(145)	(2)	(447)	1,866	1,419
Segment income (loss)	6,116	10,262	4,393	20,771	(12,570)	8,201

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						8,906
Net income						$17,107
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items for each reportable segment includes:
•Fuel Station Services - gain on recognition of RINs
•Corporate - gain on mark-to-market for OPAL and Sponsor Earnout Awards, loss on extinguishment of debt, insurance other overhead expenses
Geographic Information: The Company's assets and revenue generating activities are domiciled in the United States.
The following table reflects certain other financial data for the reportable segments as of December 31, 2024:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Other segment disclosures
Investment in other entities	$223,594	$—	$—	$223,594	$—	$223,594
Segment assets	635,927	179,304	30,517	$845,748	$35,329	$881,077
For the nine months ended September 30, 2024, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Consolidated
Cash paid for purchases of property, plant and equipment	$56,195	$16,610	$—	$72,805	$—	$72,805
The tables below outline the revenue from our major customer, along with respective percentages of revenue by each segment.

	Nine Months Ended September 30,
	2025		2024
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	$55,658	22%	$54,174	25%
Fuel Station Services	34,653	14%	27,885	13%
Renewable Power	4,676	2%	5,129	2%
Total	$94,987	38%	$87,188	40%

	Three Months Ended September 30,
	2025		2024
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	$17,825	21%	$22,798	27%
Fuel Station Services	9,198	11%	10,616	13%
Renewable Power	2,022	2%	1,799	2%
Total	$29,045	34%	$35,213	42%
Customer B was below 10% of the consolidated revenues in three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024		2024
Customer B	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Fuel Station Services	11,503	14%	31,880	14%
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
As of September 30, 2025, there are (i) 30,631,960 shares of Class A common stock issued and 28,996,177 outstanding, (ii) 121,500,000 shares of Class B common stock issued and outstanding (shares of Class B common stock do not have any economic value except voting rights as described below), (iii) no shares of Class C common stock issued and outstanding and (iv) 22,899,037 shares of Class D common stock (shares of Class D common stock do not have any economic value except voting rights as described below).
ATM Program
On November 17, 2023, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each, an “Agent,” and collectively, the “Agents”) pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $75 million from time to time through the Agents.
The Company will pay each Agent, upon the sale by such Agent of Class A common stock pursuant to the Sales Agreement, an amount equal to up to 3.0% of the gross proceeds of each such sale of Class A common stock. The Company has also provided the Agents with customary indemnification rights.
The Company issued 17,104 shares of Class A common stock under the ATM Program during the nine months ended September 30, 2025 at a price of $3.52 and received net proceeds of $58.
The Company issued 36,353 shares of Class A common stock under the ATM Program during the nine months ended September 30, 2024 at prices ranging between $4.34 and $5.68 and received net proceeds of $170.
Redeemable preferred non-controlling interests
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels LLC (a consolidated subsidiary of the Company) from December 31, 2024 to September 30, 2025:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2024	300,000	$30,000	1,000,000	$100,000	$130,000
Preferred dividends attributable to Redeemable non-controlling interest	—	1,509	—	5,029	6,538
Preferred dividends attributable to Class A common stockholders	—	303	—	1,010	1,313
Payment of preferred dividends	—	(1,812)	—	(6,039)	(7,851)
Balance, September 30, 2025	300,000	$30,000	1,000,000	$100,000	$130,000
Redeemable non-controlling interests
At each balance sheet date, the Redeemable non-controlling interests are adjusted up to their redemption value if necessary, with an offset in stockholders' deficit. As of September 30, 2025, the Company recorded $342,528 as the redemption value based on a five-day VWAP of $2.37 per share.
9. Net Income Per Share
The following table summarizes the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Class A common stockholders	$1,450	$2,362	$2,015	$1,893

Weighted average number of shares of Class A common stock - basic	28,279,527	27,709,203	28,090,014	27,585,620
Dilutive effect of stock options and restricted stock units	1,313,295	34,214	923,691	58,544
Weighted average number of shares of Class A common stock - diluted	29,592,822	27,743,417	29,013,705	27,644,164
Net income per share of Class A common stock
Basic	$0.05	$0.09	$0.07	$0.07
Diluted	$0.05	$0.09	$0.07	$0.07
The basic income per share for the three and nine months ended September 30, 2025 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
The following table presents the forms of antidilutive potential common shares:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	483,502	507,121	483,502	507,121
Unvested PSUs	1,954,966	2,918,668	1,954,966	2,918,668
Unvested RSUs	1,068,958	1,558,615	1,068,958	1,564,331
OPAL Fuels Class B units	144,399,037	144,399,037	144,399,037	144,399,037
10. Income taxes
For the three and nine months ended September 30, 2025, the Company recorded $14,567 and $36,290 income tax benefit, respectively, as a result of the sale to a third-party purchaser of certain transferable Investment Tax Credits that had been generated by the Company from its investments in the RNG segment. For the three and nine months ended September 30, 2024, the Company recorded $8,906 income tax benefit. The effective tax rate for the three and nine months ended September 30, 2025 and 2024 was 0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The OBBBA does not have a material effect on our condensed consolidated financial statements.
11. Stock-based compensation
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
2022 Plan	$902	$1,457	$4,729	$4,043
Parent Equity Awards	—	—	129	269
Total	$902	$1,457	$4,858	$4,312
12. Commitments and Contingencies
Letters of Credit
As of September 30, 2025 and December 31, 2024, the Company was required to maintain standby letters of credit totaling $15,485 and $15,120, respectively, to support obligations of certain Company's subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Lease commitments
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of September 30, 2025:

	Site leases	Office leases	Vehicle and Equipment leases	Total

Three months ending December 31, 2025	$261	$141	$403	$805
2026	1,044	47	1,529	2,620
2027	1,094	—	1,035	2,129
2028	1,129	—	347	1,476
2029	1,129	—	—	1,129
2030	1,129	—	—	1,129
Thereafter	18,267	—	—	18,267
	$24,053	$188	$3,314	$27,555
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
On September 12, 2025, OPAL Fuels LLC entered into tax credit purchase agreements with the Buyer and Athene Annuity and Life Company, pursuant to which OPAL Fuels LLC sold $17,369 of investment tax credits for net proceeds of $14,567. If the tax credits are disallowed or recaptured from the Buyer, OPAL Fuels LLC will be required to return the purchase price and pay any taxes, interests or penalties incurred.
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
Set forth below is information related to the Company’s material pending legal proceedings as of the date of this report, other than ordinary routine litigation incidental to the business. There have been no material changes to such legal proceedings from the previous quarter.
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
As a result of CEI’s default and Atlantic’s denial of the claims, MD and VS have amended their claims in the AAA arbitration to include breach of contract claims against CEI and breach of performance bond and payment bond claims against Atlantic (who was formally joined into the arbitration on November 20, 2024) in the AAA Arbitration with CEI.
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
In addition to the above-referenced action and arbitration, several of CEI’s subcontractors have recorded mechanic’s liens against the MD and VS projects for $3,141, which the Company is obligated to defend and indemnify the dairy owners from and against. Several liens were untimely and have been released.
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
Former Development Partner/Construction Manager
In March 2024, the Company filed an action in the Orange County Superior Court (Case No. 30- 2024-01415510-CU-BC-CXC) against its former development partner and construction manager, Sierra Renewable Organics Management, LLC, as well as its principal (Ethan Werner) and affiliated engineering firm (CH Four Biogas) for Breach of Contract, Indemnity, Declaratory Relief, Intentional Misrepresentation and Negligent Misrepresentation relating to the design and development of the Projects. The defendants have recently filed an answer and certain cross claims, to which the Company has demurred. Discovery in the case is now underway.
13. Subsequent Events
On October 6, 2025, the Company's Atlantic RNG facility commenced commercial operations. This project represents approximately 0.3 million MMBtu for Opal's 50% ownership share of annual design capacity.
In October 2025, the Company began construction of the CMS Concord RNG facility in North Carolina. This project represents approximately 0.7 million MMBtu for Opal's 70% ownership share of annual design capacity.
There have been no other subsequent events, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL," "we," "us," "our," and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 17, 2025. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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
As of September 30, 2025, we owned and operated 26 projects, 11 of which are RNG projects and 15 of which are Renewable Power Projects. As of that date, our RNG projects in operation had a design capacity of 8.8 million MMBtus per year and our Renewable Power Projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction or in development, with six of our current Renewable Power Projects being considered candidates for conversion to RNG projects in the foreseeable future.
Recent Developments
On October 6, 2025, the Company's Atlantic RNG facility commenced commercial operations. This project represents approximately 0.3 million MMBtu for Opal's 50% ownership share of annual design capacity.
In October 2025, the Company began construction of the CMS Concord RNG facility in North Carolina. This project represents approximately 0.7 million MMBtu for Opal's 70% ownership share of annual design capacity.
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
Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA sets proposed RVOs for D3 RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. In June 2023, the EPA set RVOs for 2023 through 2025 via a new Set rule. This 3 year RVO is expiring at the end of this year. In June 2025, the EPA announced a proposed "Set 2 Rule" to establish RVOs for 2026 and 2027, with rule finalization expected in late 2025 or early 2026. Until the rules and RVOs are finalized, there may be uncertainty as to RIN pricing for the associated period. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California, Washington and Oregon (with several other states also actively considering LCFS initiatives similar to those in California, Washington and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of September 30, 2025 and December 31, 2024. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	September 30, 2025	December 31, 2024
Customer A (1)	41%	31%
Customer B	14%	19%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreements and Renewable Power sale agreements.
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	34%	42%	38%	40%
Customer B	*	14%	*	14%
*Less than 10%
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Operational data
The following table summarizes the operational data achieved for the three and nine months ended September 30, 2025 and 2024:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Landfill RNG Facility Capacity and Utilization
Design Capacity (Million MMBtus) (1)	2.2	1.7	6.4	4.5
Volume of Inlet Gas (Million MMBtus) (2)	1.6	1.2	4.6	3.3
Inlet Design Capacity Utilization (%) (2)	80%	72%	73%	75%
RNG Fuel volume produced (Million MMBtus)(3)	1.2	1.0	3.4	2.6
Utilization of Inlet Gas (%) (4)	77%	84%	76%	82%

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
(3) Excludes Sunoma and Biotown
(4) Utilization of Inlet Gas is measured as RNG Fuel Volume Produced divided by the Volume of Inlet Gas. Utilization of Inlet Gas varies over time depending on availability and efficiency of the facility and the quality of landfill gas (i.e., concentrations of methane, oxygen, nitrogen, and other gases). The Company generally expects Utilization of Inlet Gas to be in the range of 80% to 90%. Excludes Sunoma and Biotown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Renewable Power
Nameplate Capacity (MW per hour)(1)	105.8	105.8	105.8	105.8
Nameplate Capacity for the period (Millions MWh) (1)	0.23	0.23	0.69	0.70
Renewable Power produced (Millions MWh)	0.09	0.09	0.26	0.27
Nameplate Capacity Utilization (%) (2)	39%	41%	38%	39%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

RNG Fuel volume produced (Million MMBtus)	1.3	1.0	3.5	2.8
RNG Fuel volume sold (Million GGEs)	20.4	19.6	60.5	54.7
Total volume delivered (Million GGEs)	38.9	38.6	120.4	109.2
RNG projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of September 30, 2025:

	OPAL's Share of Design Capacity (MMBtus per year) (1)	Source of Biogas	Ownership	Expected Commercial Operation Date (4)
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%	N/A
Imperial	1,061,712	LFG	100%	N/A
Emerald (2)	1,327,140	LFG	50%	N/A
Sapphire (2)	796,284	LFG	50%	N/A
New River	663,570	LFG	100%	N/A
Noble Road (2)	464,499	LFG	50%	N/A
Pine Bend (2)	424,685	LFG	50%	N/A
Biotown (2)	43,750	Dairy	10%	N/A
Sunoma (3)	176,297	Dairy	90%	N/A
Prince William	1,725,282	LFG	100%	N/A
Polk County	1,060,000	LFG	100%	N/A
Total	8,804,931

RNG Projects in Construction:
Hilltop	255,500	Dairy	100%	(5)
Vander Schaaf	255,500	Dairy	100%	(5)
Burlington	459,900	LFG	50%	(6)
Atlantic (2)	331,785	LFG	50%	(7)
Cottonwood	664,884	LFG	100%	(6)
Kirby Canyon	663,570	LFG	100%	(6)
Total	2,631,139
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
(5) Please see Part II, Item 1: Legal Proceedings and Note 12 - Commitments and Contingencies to the condensed consolidated financial statements.
(6) The construction of the Cottonwood, Burlington, and Kirby Canyon projects began in the second, third, and fourth quarters of 2024, respectively.
(7) COD date is October 2025.

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
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table presents the period-over-period change for each line item in the Company's statement of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2025	2024			2025	2024
Revenues:
RNG Fuel	$22,921	$25,864	$(2,943)	(11)%	$75,650	$63,036	$12,614	20%
Fuel Station Services	51,722	45,395	6,327	14%	149,426	121,794	27,632	23%
Renewable Power	8,714	12,788	(4,074)	(32)%	24,144	35,119	(10,975)	(31)%
Total revenues	83,357	84,047	(690)	(1)%	249,220	219,949	29,271	13%
Operating expenses:
Cost of sales - RNG Fuel	11,774	9,985	1,789	18%	35,341	26,644	8,697	33%
Cost of sales - Fuel Station Services	40,230	33,609	6,621	20%	118,683	94,882	23,801	25%
Cost of sales - Renewable Power	5,917	7,774	(1,857)	(24)%	19,578	25,931	(6,353)	(24)%
Project development and startup costs	2,543	6,803	(4,260)	(63)%	12,101	10,523	1,578	15%
Selling, general, and administrative	14,376	12,692	1,684	13%	47,803	39,552	8,251	21%
Depreciation, amortization, and accretion	5,566	4,697	869	19%	16,772	12,677	4,095	32%
Income from equity method investments	(637)	(3,822)	3,185	83%	(1,877)	(11,828)	9,951	84%
Total operating expenses	79,769	71,738	8,031	11%	248,401	198,381	50,020	25%
Operating income	3,588	12,309	(8,721)	(71)%	819	21,568	(20,749)	(96)%
Other (expense) income:
Interest and financing expense, net	(6,898)	(5,026)	(1,872)	(37)%	(19,330)	(13,976)	(5,354)	(38)%
Change in fair value of derivative instruments, net	—	278	(278)	(100)%	281	1,457	(1,176)	(81)%
Other income	129	640	(511)	(80)%	2,169	1,737	432	25%
Total other expenses	(6,769)	(4,108)	(2,661)	(65)%	(16,880)	(10,782)	(6,098)	(57)%
(Loss) income before income tax benefit	(3,181)	8,201	(11,382)	(139)%	(16,061)	10,786	(26,847)	(249)%
Income tax benefit	14,567	8,906	5,661	64%	36,290	8,906	27,384	307%
Net income	11,386	17,107	(5,721)	(33)%	20,229	19,692	537	3%
Net income attributable to redeemable non-controlling interests	7,226	11,998	(4,772)	(40)%	10,034	9,618	416	4%
Net income attributable to non-redeemable non-controlling interests	93	130	(37)	(28)%	329	328	1	—%
Dividends on redeemable preferred non-controlling interests	2,617	2,617	—	—%	7,851	7,853	(2)	—%
Net income attributable to Class A common stockholders	$1,450	$2,362	$(912)	(39)%	$2,015	$1,893	$122	6%

Revenues

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
RNG Fuel
Brown gas sales	$3,415	$1,115	$2,300	$9,572	$3,023	$6,549
Environmental Attributes (1)	19,061	24,408	(5,347)	64,832	58,968	5,864
Other	445	341	104	1,246	1,045	201
Total RNG Fuel	22,921	25,864	(2,943)	75,650	63,036	12,614
Fuel Station Services
OPAL owned stations	10,018	8,025	1,993	25,644	19,194	6,450
RNG marketing (2)	20,380	20,613	(233)	71,679	55,155	16,524
Third party station service and maintenance	7,122	6,399	723	20,726	17,591	3,135
Construction	14,202	10,358	3,844	31,377	29,854	1,523
Total Fuel Station Services	51,722	45,395	6,327	149,426	121,794	27,632
Renewable Power
Electricity sales	6,587	7,326	(739)	19,224	20,712	(1,488)
Environmental Attributes (3)	2,127	5,462	(3,335)	4,920	14,407	(9,487)
Total Renewable Power	8,714	12,788	(4,074)	24,144	35,119	(10,975)

Total Revenues	$83,357	$84,047	$(690)	$249,220	$219,949	$29,271
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
RNG Fuel
Revenue from RNG Fuel decreased by $2.9 million or 11% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily related to a $2.3 million increase in brown gas sales due to an increase in price and natural gas swap gain and a $5.3 million decrease in the sale of environmental attributes. The decrease in environmental attributes was primarily related to a $4.3 million increase in green gas sales, a $4.3 million increase from new facilities (Prince William and Polk), a $6.2 million decrease in RIN volume, and a $7.7 million decrease due to RIN price reduction.
Revenue from RNG Fuel increased by $12.6 million, or 20%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily related to a $6.5 million increase in brown gas sales due to increase in price and volume and a $5.9 million increase in the sale of environmental attributes. The increase in environmental attributes was primarily related to a $4.3 million increase in green gas sales, a $14.2 million increase from the new facilities (Prince William and Polk), a $4.1 million increase in RIN volume, and a $17.0 million decrease due to RIN price reduction.
Fuel Station Services
Revenue from Fuel Station Services increased by $6.3 million or 14%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to an increase in GGE volume from OPAL-owned and third-party stations and project construction timing.
Revenue from Fuel Station Services increased by $27.6 million, or 23%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to a $8.3 million increase in revenues from RIN and LCFS minting services from the new facilities (Prince William and Polk), a $20.7 million increase in RIN volume, a $5.7 million increase in GGE volume, a $2.7 million increase due to services driven by higher GGE volume and rate, a $1.5 million increase due to project construction timing, a $0.7 million increase in brown gas sales, and a $12.5 million decrease due to RIN price reduction.
Renewable Power
Revenue from Renewable Power decreased by $4.1 million, or 32%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to a $4.0 million decrease from the termination of an ISCC Carbon Credit contract in the fourth quarter of 2024, related to the Pioneer, Old Dominion, and West Covina facilities.
Revenue from Renewable Power decreased by $11.0 million, or 31%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This is primarily related to an $11.4 million decrease from the termination of an ISCC Carbon Credit contract in the fourth quarter of 2024, related to the Pioneer, Old Dominion, and West Covina facilities.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $1.8 million, or 18%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is primarily related to a $2.2 million increase from Polk, which commenced operations in the fourth quarter of 2024, and an $0.5 million decrease from Prince William due to decrease in production volumes.
Cost of sales from RNG Fuel increased by $8.7 million, or 33%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is primarily related to $5.6 million increase from Polk, which commenced operations in the fourth quarter of 2024, $4.3 million increase from Prince William, which commenced operations in the second quarter of 2024, $1.6 million decrease from GreenTree.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $6.6 million, or 20%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to a $2.5 million increase in dispensing fees, a $1.7 million increase in FPA tolling expense, a $2.2 million increase in construction costs, and an $0.4 million increase in services and other costs.
Cost of sales from Fuel Station Services increased by $23.8 million, or 25%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to a $14.0 million increase in dispensing fees, a $7.2 million increase in FPA tolling expense, and a $2.9 million increase in construction costs.
Renewable Power
Cost of sales from Renewable Power decreased by $1.9 million, or 24%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to an $0.9 million decrease in royalties related to the corresponding decrease in ISCC Carbon Credit revenues and a $1.0 million decrease primarily driven by the timing of major maintenance and other expenses.

Cost of sales from Renewable Power decreased by $6.4 million, or 24% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to a $3.1 million decrease in royalties related to corresponding decrease in ISCC Carbon Credit revenues, and a $3.3 decrease primarily driven by the timing of major maintenance and other expenses.
Project development and start up costs
Project development and startup costs decreased by $4.3 million, or 63%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to virtual pipeline costs related to Prince William and Polk facilities.
Project development and startup costs increased by $1.6 million, or 15%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to virtual pipeline costs related to Prince William and Polk facilities.
Selling, general, and administrative
Selling, general, and administrative expenses increased by a total of $1.7 million, or 13%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to increases in professional fees, compensation costs, and advocacy expenses offset by stock compensation.
Selling, general, and administrative expenses increased by a total of $8.3 million, or 21%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to an increase in professional fees, compensation costs, stock compensation, and general corporate expenses.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion increased by a total of $0.9 million, or 19%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to depreciation expense on Polk, which became operational in the fourth quarter of 2024.
Depreciation, amortization, and accretion increased by a total of $4.1 million, or 32%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to depreciation expense on Prince William and Polk, which became operational in the second and fourth quarter of 2024, respectively, as well as additional depreciation expense on fuel station services.
Income from equity method investments
Net income attributable to equity method investments decreased by $3.2 million, or 83%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to a decrease in the realized price of RINs sold on operating facilities.
Net income attributable to equity method investments decreased by $10.0 million, or 84% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to a decrease in the realized price of RINs sold on operating facilities.
Interest and financing expense, net
Interest and financing expenses, net increased by $1.9 million, or 37%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to an increase in the drawn balance of the OPAL Term Loan.
Interest and financing expenses, net increased by $5.4 million, or 38%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to an increase in the drawn balance of the OPAL Term Loan.
Change in fair value of derivative instruments, net
Change in fair value of derivatives decreased by $0.3 million or 100% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to no gain associated with the mark-to-market adjustments to the earnout liabilities in the current period.

Change in fair value of derivatives decreased by $1.2 million or 81% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to a lower gain associated with the mark-to-market adjustments to the earnout liabilities in the current period.
Other income
Other income decreased by $0.5 million or 80% the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily related to a decrease in other income from environmental attributes and insurance gain.
Other income increased by $0.4 million, or 25%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily related to an increase in gain on note receivable.
Income tax benefit
Income tax benefit increased by $5.7 million or 64% for three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is primarily related to receipt of net proceeds from sale of Investment Tax Credits ("ITCs") for Polk.
Income tax benefit increased by $27.4 million or 307% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is primarily related to receipt of net proceeds from sale of ITCs for Prince William, Sapphire and Polk.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests decreased by $4.8 million, or 40%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The net income for the three months ended September 30, 2025 and 2024 reflects the portion of earnings belonging to OPAL Fuels equity holders. The decrease is primarily attributable to lower net income in the current period compared to the same prior-year period.
Net income attributable to redeemable non-controlling interests for the nine months ended September 30, 2025 increased by $0.4 million, or 4%, compared to the nine months ended September 30, 2024. The increase is primarily attributable to higher net income in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interests
Net income attributable to non-redeemable non-controlling interests remained flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Net income attributable to non-redeemable non-controlling interests remained flat for the nine months ended September 30, 2025, compared to nine months ended September 30, 2024.
Dividends on redeemable preferred non-controlling interests
Dividends on redeemable preferred non-controlling interests remained flat for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.
Liquidity and Capital Resources
Liquidity
As of September 30, 2025, our liquidity was $183.8 million, consisting of $138.4 million of unused capacity under our $450.0 million senior secured credit facility, $15.5 million of unused capacity under the associated revolver, and $29.9 million of cash and cash equivalents.
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
As of September 30, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $331.6 million and $286.6 million, respectively.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of September 30, 2025, the Company is in compliance with the financial covenants under the OPAL Term Loan.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20 million. Sunoma paid $0.6 million in financing fees. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20.0 to $23.0 million. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at an annual fixed rates of 7.8%, and 8.2% per annum during the term.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. As of September 30, 2025, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.

As of September 30, 2025 and December 31, 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $19.5 million and $20.8 million, respectively.
The significant assets of Sunoma, as well as those of other consolidated variable VIEs, are parenthesized in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
Redeemable Series A Preferred Units of OPAL Fuels LLC
In November 2021, NextEra subscribed for an aggregate of $100,000,000 of Series A preferred units issued by OPAL Fuels LLC, a consolidated subsidiary of OPAL Fuels, Inc. The Series A preferred units have limited rights to prevent OPAL Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not at arm-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of OPAL Fuels LLC’s primary business. The Series A preferred units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company was allowed to elect to issue additional Series A preferred units (paid-in-kind) in lieu of cash for the first eight dividend payment dates. As of September 30, 2025 and December 31, 2024, there was no accrued preferred dividend payable.
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
Cash Flows
The following table presents the Company's cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$40,017	$31,917
Net cash used in investing activities	(69,933)	(86,546)
Net cash provided by financing activities	34,971	31,581
Net increase (decrease) in cash, restricted cash, and cash equivalents	$5,055	$(23,048)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 was $40.0 million, an increase of $8.1 million compared to $31.9 million for the nine months ended September 30, 2024.
The increase was primarily attributable to higher net income driven by increased revenues, lower income from equity method investments, and higher non-cash items. These were partially offset by unfavorable changes in working capital and a decrease in distributions from equity method investments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $69.9 million, a decrease of $16.6 million compared to the $86.5 million used in investing activities for the nine months ended September 30, 2024.
This was primarily driven by a decrease in payments made for the construction of various RNG generation and dispensing facilities in 2025 compared to 2024, an increase in distributions received from equity method investments, and a decrease in payments made for the purchase of short-term investments and an increase cash from notes receivable, partially offset by higher contributions made to equity method investments.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $35.0 million, an increase of $3.4 million compared to the net cash used in financing activities of $31.6 million for the nine months ended September 30, 2024.
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
As of September 30, 2025, we anticipate spending of approximately $144.3 million in capital expenditures for the next 12 months for RNG projects, fuel stations and our share of contributions in our equity method investment projects. This includes projects which have not been fully committed. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
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
Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of September 30, 2025, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Date: November 7, 2025

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Kazi Hasan
Name:	Kazi Hasan
Title:	Chief Financial Officer