Form 10-K
period 2025-12-31
OPAL Fuels Inc.
filed 2026-03-16
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65,017,000 based on the closing price of the registrant's Class A common stock on The Nasdaq Capital Market on that date.

As of March 16, 2026, a total of 29,001,120 shares of Class A common stock, par value $0.0001 per share, 121,500,000 shares of Class B common stock, par value $0.0001 per share and 22,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10‑K is incorporated herein by reference to portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•our success in retaining or recruiting our principal officers, key employees or directors;
•intense competition and competitive pressures from other companies in the industry in which we operate;
•increased costs of, or delays in obtaining, key components or labor for the construction and completion of landfill gas ("LFG") and livestock waste projects that generate electricity and renewable natural gas (“RNG”) and compressed natural gas (“CNG”) and hydrogen dispensing stations;
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
Biogas is generated by microbes as they break down organic matter in the absence of oxygen. Biogas is comprised of non-fossil waste gas, with high concentrations of methane, which is the primary component of RNG and the source for combustion utilized by Renewable Power plants to generate electricity. Biogas can be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and injected into existing natural gas pipelines as it is fully interchangeable with fossil fuel-based natural gas. Partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. Our principal sources of biogas are (i) LFG, which is produced by the decomposition of organic waste at landfills, and (ii) dairy manure, which is processed through anaerobic digesters to produce the biogas.
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
Our Strategy
We aim to maintain and grow our position as a leading producer and dispenser of RNG in the United States and a leading provider of RNG to the heavy and medium-duty commercial vehicle market in the U.S. We support these objectives through a multi-pronged strategy of:
•Promoting the reduction of methane and greenhouse gases emissions and expanding the use of renewable fuels to displace fossil-based fuels: We share the renewable fuel industry’s commitment to providing sustainable renewable energy solutions and offering products with high economic and ecological value. By simultaneously replacing fossil-based fuels and reducing overall methane emissions, our projects have a positive environmental impact. We are committed to the sustainable development, deployment, and utilization of RNG to reduce the country’s dependence on fossil fuels. We strive to optimize the economics of capturing biogas from our host landfills and dairy farms for conversion to RNG by balancing the capital and operating costs with the current and future quality and quantity of biogas.
•Expanding our industry position as a full-service partner for development opportunities, including through strategic transactions: Throughout our over twenty years of biogas conversion experience, we have developed the full range of biogas conversion project related capabilities from LFG collection system expertise, to engineering, construction, management and operations, through environmental health and safety ("EHS") oversight and Environmental Attributes management. Our full suite of capabilities allows us to serve as a multi-project partner, including through strategic transactions.
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
•Empowering our customers to achieve their sustainability and carbon reduction objectives: We are well positioned to empower our customers to achieve their sustainability and carbon reduction goals, by, for example, reducing GHG emissions from their commercial transportation activities at a cost to customers that is competitive to other fuels, like diesel. We also assist our customers in their transition to cleaner transportation fuels by helping them obtain federal, state and local tax credits, grants and incentives, vehicle financing, and facilitating customer selection of vehicle specifications to meet their needs.
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
Our vertical integration also attracts low carbon intensity ("CI") project developers that need partners to market and dispense their fuel to obtain Low Carbon Fuel Standard ("LCFS") credits and provide the required economic returns on their projects. As a result, we gain opportunities to source new Biogas Conversion Projects as well as secure RNG marketing agreements from these developers. In addition, fleet owners are attracted to our biogas conversion and dispensing resources which results in the growth of dispensing, station construction and service businesses.
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
We leverage our relationships built over the past several decades to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with landfill owners and dairy developers who value our long operating history and strong reputation in the biogas conversion industry. This includes new projects and referrals from existing partners. We actively seek to extend the term of our contracts at project sites and view our positive relationships with the owners and managers of host landfills and dairy farms as a contributing factor to our ability to extend contract terms as they come due.
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
EHS and Compliance
Our executive team places the highest priority on the health and safety of our staff and third parties at our project sites, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of our host landfills, which reflects favorably on us with potential hosts when choosing a counterparty. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performance of regular EHS audits and the use of technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure our commitment to high EHS standards is shared by our subcontractors, which provides further assurances to our host landfills.
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
Our current Biogas Conversion Projects generate RNG from landfill sites and dairy farms. We view the acquisition of new LFG, dairy farm, and other biogas waste projects as significant opportunities for us to expand our RNG business, complementing the ongoing conversion of certain of our existing Renewable Power plants to RNG production facilities. We believe our business is scalable and will continue to support growth through development and acquisitions.
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
During 2025, we dispensed 74 million gasoline gallon equivalent ("GGEs") of RNG to the transportation market, generating corresponding Environmental Attributes, utilizing our current network of Fueling Stations across the United States.
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
Fueling Station Construction and Services. We have significant experience in the engineering, design, construction and operation of Fueling Stations that dispense RNG. We use a combination of custom designed and off-the-shelf equipment to build these stations. We also perform in-house manufacturing of modularized portable CNG compressor packages for smaller dispensing stations, utilizing our patented technology that allows faster and easier station installations. These portable packages can include defueling panels that allow smaller fleet owners to avoid expensive maintenance shop upgrades. In addition, we also generate revenues by providing operations and maintenance services for customer stations; and by helping our customers obtain federal, state and local tax credits, grants and incentives.
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
A basic biogas processing plant includes: (i) a moisture removal system, (ii) blowers to provide a vacuum to “pull” the gas and pressure to convey the gas and (iii) a flare for destroying unutilized gas. System operators monitor parameters to maximize system efficiency. Using biogas in a Renewable Power facility usually requires some treatment of the LFG to remove excess moisture, particulates, and other impurities. The type and extent of treatment depends on site-specific biogas characteristics and the type of Renewable Power facility. This partially cleaned biogas can be burned on-site to generate Renewable Power which can be immediately used or deployed into the grid. To further upgrade the gas to pipeline quality RNG, the partially treated biogas then goes through a process that separates carbon dioxide from the methane molecules. Further treatment of the biogas is often required to remove residual nitrogen and/or oxygen to meet pipeline specifications.
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
Our Projects
As of December 31, 2025, we owned and operated 27 projects, 12 of which are RNG projects and 15 of which are Renewable Power projects. As of that date, our RNG projects in operation had a design capacity of 9.1 million MMBtus per year and our Renewable Power projects in operation had a nameplate capacity of 105.8 MW per hour. In addition to these projects in operation, we are actively pursuing expansion of our RNG-generating capacity and, accordingly, have a portfolio of RNG projects in construction as well as a portfolio of projects in development, with six of our current Renewable Power projects being considered candidates for conversion to RNG projects in the foreseeable future.
Below is a table setting forth the RNG projects in operation and construction in our portfolio:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%
Imperial	1,061,712	LFG	100%
Emerald (2)	1,327,140	LFG	50%
Sapphire (2)	796,284	LFG	50%
New River	663,570	LFG	100%
Noble Road (2)	464,499	LFG	50%
Pine Bend (2)	424,685	LFG	50%
Biotown (2)	43,750	Dairy	10%
Sunoma (3)	176,297	Dairy	90%
Prince William	1,725,282	LFG	100%
Polk County	1,060,000	LFG	100%
Atlantic (2)	331,785	LFG	50%
Total	9,136,716

RNG Projects in Construction:
Hilltop (4),(6)	255,500	Dairy	100%
Vander Schaaf (4),(6)	255,500	Dairy	100%
Burlington (2),(5),(6)	459,900	LFG	50%
Cottonwood (5),(6)	664,884	LFG	100%
Kirby Canyon (5),(6)	663,570	LFG	100%
Total	2,299,354
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
(4) Please see Part I, Item 3: Legal Proceedings and Note 15. Commitments and Contingencies.
(5) The construction of the Cottonwood, Burlington and Kirby Canyon projects began in the second, third and fourth quarters of 2024, respectively.
(6) Expected Commercial Operation Date (“COD”) for commencement of the RNG projects in construction is based on the Company’s estimate as of the date of this report. CODs are estimates and are subject to change as a result of, among other factors out of the Company’s control: (i) regulatory/permitting approval timing, (ii) disruption in supply chains and (iii) construction timing.
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
Competition
Our primary competition is from other companies or solutions for access to biogas from waste. Evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape and our relative ability to continue to generate revenues and cash flows. We believe based on (i) our status as one of the largest operators of LFG-to-RNG projects, (ii) our over 20-year track record of operating and developing projects, (iii) our vertically integrated business platform, (iv) our deep relationships with some of the largest landfill owners and (v) our relationships with dairy producers in the country, we are well-positioned to continue to operate and grow our portfolio and respond to competitive pressures. We have demonstrated a track record of strategic flexibility over our greater than 20-year history which has allowed us to pivot towards projects and markets that we believe deliver optimal returns and stockholder value in response to changes in market, regulatory and competitive pressures.
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
Our RNG projects are also subject to state renewable fuel standard regulations. By way of example, the LCFS program in California required producers of petroleum-based fuels to reduce the CI of their products by at least 10% by 2020 and requires a reduction of at least 20% by 2030 from a 2010 baseline. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products or buy California LCFS credits from other companies that develop and sell low-carbon alternative fuels, such as biofuels, electricity, natural gas or hydrogen. We are subject to a qualification process similar to that for RINs, including verification of CI levels and other requirements that currently exist for LCFS credits in California.

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
The Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as ITCs and Production Tax Credits ("PTCs"). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations under the new U.S. administration or if government agencies’ authority to interpret federal law is restricted as a result of the Supreme Court’s review of the Chevron doctrine under which federal government agencies have been awarded broad authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects. Similarly, recent presidential executive orders directing the review and potential termination of funds appropriated through the IRA are also creating uncertainty of whether these financial incentives could be reduced or repealed in the future.
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
We believe our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in our industry. We do not anticipate any material capital expenditures to comply with international, federal and state environmental requirements.
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
Human Capital

As of December 31, 2025, we employed 331 individuals, consisting of 330 full-time employees and one part-time employee. Substantially all of our employees are located in the United States. Our employee work force consists of field operations personnel as well as office-based employees. None of our employees are subject to a collective bargaining agreement or a labor union and we believe we have a good relationship with our employees. We value a diverse workforce. We are committed to a culture of integrity, inclusivity, and excellence. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.
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
"Central Valley" refers to the consolidated variable interest entity of Central Valley RNG Holdings LLC and its subsidiaries.
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
"CMS" refers to CMS RNG LLC, a consolidated variable interest entity formed on May 9, 2025 as a joint venture to develop, construct, own, and operate a renewable natural gas facility. The Company holds a 70% membership interest in CMS, with the remaining 30% owned by a third‑party partner.
“Company”, “we”, “our”, “us” or similar terms refers to OPAL Fuels Inc. individually or on a consolidated basis, as the context may require.
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
“FASB” refers to the Financial Accounting Standards Board.
“Fortistar” refers to Fortistar LLC, a Delaware limited liability company.
“Fueling Stations” refers to facilities where (i) natural gas is dispensed into fuel tanks of vehicles for use as transportation fuel, and (ii) transactional data from the dispensing of the fuel is recorded so that Environmental Attributes can be subsequently reported, matched with the dispensed fuel to the extent sourced from RNG, and generated under the federal or state RFS or LCFS programs and other current and potential future programs aimed at providing support for RNG into the transportation market. At the Fueling Stations, the natural gas is pressurized using compressor systems and, in this state, is referred to as CNG. Because Environmental Attributes associated with RNG are nominated/assigned to the physical quantity of CNG dispensed at the Fueling Station, when the CNG is dispensed into fuel tanks for use as transportation fuel and subsequently reported to the EPA and/or state environmental agency and matched with the production of RNG, the respective RINs and LCFS credits are generated. Some of these stations are designed, developed, constructed, operated and maintained by us while others are third party stations where we may only provide maintenance services.
“Hillman” refers to Hillman RNG Investments, LLC, a Delaware limited liability company and an affiliate of Fortistar.
“Investment Company Act” refers to the Investment Company Act of 1940, as amended.
“OPAL Intermediate Holdco” refers to OPAL Fuels Intermediate Holding Company LLC an indirect wholly owned subsidiary of the Company.
"OPAL Term Loan" refers to the term loan agreement entered into on October 22, 2021, by OPAL Intermediate Holdco with a syndicate of lenders.
"Paragon Loan" refers to the senior secured delayed‑draw term loan and related revolving loan facilities governed by the Amended and Restated Credit Agreement, under which Paragon RNG LLC, the Company’s joint venture, is the borrower and certain of its subsidiaries are guarantors.
"PTC" and "45z" refers to Production Tax Credits.

“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002.
“Securities Act” refers to the Securities Act of 1933, as amended.
“Sunoma” refers to Sunoma Holdings LLC and its wholly‑owned subsidiary, Sunoma Renewable Biofuel LLC, which together are owned 90% by OPAL Fuels Inc. and 10% by Paloma Dairy LLC.
"Sunoma Loan" refers to the debt agreement entered into on August 27, 2020 by Sunoma Renewable Biofuel LLC, an indirect wholly‑owned subsidiary of the Company, with Live Oak Banking Company.
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
In addition, the following is a glossary of key industry terms used herein:
"AAA" refers to the American Arbitration Association.
"ATM" refers to At Market Issuance Sales Agreement.
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
“GHG” refers to greenhouse gases.
"IRA" refers to the Inflation Reduction Act of 2022.
"ISCC Carbon Credits" refers to Environmental Attributes associated with renewable biomethane.
“ISOs” refers to independent system operators.
"ITC" refers to Investment Tax Credit.
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
“RFS” refers to the EPA’s Renewable Fuel Standard.
“RINs” refers to Renewable Identification Numbers.
“RNG” refers to renewable natural gas.
"ROU" refers to a Right-of-Use asset representing a lessee's rights to use a leased item.
“RPS” refers to Renewable Portfolio Standards.
“RTOs” refers to regional transmission organizations.
“RVOs” refers to renewable volume obligations.
"VIEs" refers to variable interest entities.

ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.
Risk Factors Summary
Risks Related to Our Business
•We are dependent on contractual arrangements with, and the cooperation of, owners and operators of biogas project sites where our Biogas Conversion Projects are located for the underlying biogas rights granted to us in connection with our Biogas Conversion Projects and for access to and operations on the biogas project sites where we utilize those underlying biogas rights.
•The owners and operators of biogas project sites generally make no warranties to us as to the quality or quantity of gas produced.
•Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in developing, constructing, bringing online and operating our Biogas Conversion Projects and Fueling Stations, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.
•We rely on interconnection, transmission and pipeline facilities that we do not own or control and that are subject to constraints within a number of our regions. If these facilities fail to provide us with adequate capacity or have unplanned disruptions, we may be restricted in our ability to deliver Renewable Power and RNG to our counterparties and we may either incur additional costs or forego revenues.
•Our Biogas Conversion Projects face operational challenges, including among other things the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear of our equipment, latent defects, design or operator errors, force majeure events, or lack of transmission capacity or other problems with third party interconnection and transmission facilities.
•A reduction in the prices we can obtain for the Environmental Attributes generated from RNG, which include RINs, ISCC Carbon Credits, LCFS credits, and other incentives, could have a material adverse effect on our business prospects, financial condition and results of operations.
•Volatility in the price of oil, gasoline, diesel, natural gas, RNG, or Environmental Attribute prices could adversely affect our business.
•We face significant upward pricing pressure in the market with respect to our securing the biogas rights necessary for proposed new Biogas Conversion Projects and our conversion of existing Renewable Power rights to RNG rights on existing Biogas Conversion Projects that we plan to convert.
•Our ability to acquire, convert, develop and operate Biogas Conversion Projects, as well as expand production at current Biogas Conversion Projects, is subject to many risks.
•Our success is dependent on the willingness of commercial fleets and other counterparties to adopt, and continue use of RNG, which may not occur in a timely manner, at expected levels or at all. Our vehicle fleet counterparties may choose to invest in renewable vehicle fuels other than RNG.
•Our failure to dispense a specified quality or quantity of RNG could have a material adverse effect on our financial condition and results of operations, by subjecting us to, among other things, possible penalties or terminations under the various contractual arrangements under which we operate, including pursuant to a purchase and sale agreement related to the sale of our Environmental Attributes.
•Our increasing reliance on information technology and other systems subjects us to risks associated with cybersecurity. Cybersecurity incidents or our failure to maintain the security and integrity of Company, employee, associate, customer or third-party data could have a disruptive effect on our business and adversely affect our reputation and financial performance.
•Liabilities and costs associated with hazardous materials and contamination and other environmental conditions may require us to conduct investigations or remediation at the properties underlying our projects, may adversely impact the value of our projects or the underlying properties, and may expose us to liabilities to third parties.
Risks Related to Regulations or Governmental Actions
•Our operations are subject to numerous stringent EHS laws and regulations that may expose us to significant costs and liabilities. From time to time, we have been issued notices of violations from government entities that our operations have failed to comply with such laws and regulations. Failure to comply with such laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.
•Existing and future changes to federal, state and local regulations and policies, including permitting requirements applicable to us, and enactment of new regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of Renewable Power and RNG, and may adversely affect the market for the associated Environmental Attributes. A failure on our part to comply with any laws, regulations or rules applicable to us may adversely affect our business, investments and results of operations.
•The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy.
Risks Related to Our Indebtedness
•Our level of indebtedness and preferred stock redemption obligations could adversely affect our ability to raise additional capital to fund our operations and acquisitions. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry. We may be unable to obtain additional financing to fund our operations or growth.
Risks Related to Ownership of Our Class A Common Stock
•We are a controlled company, and thus not subject to all of the corporate governance rules of Nasdaq. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
Our business strategy includes (i) the conversion of LFG projects from Renewable Power to RNG production where we already control biogas gas rights, (ii) growth through the procurement of LFG rights and manure rights to develop new RNG projects, (iii) the acquisition and expansion of existing Biogas Conversion Projects, and (iv) growth through the procurement of rights to other sources of biogas for production of additional transportation fuels and generation of associated Environmental Attributes. This strategy depends on our ability to successfully convert existing LFG projects and identify and evaluate acquisition opportunities and complete new Biogas Conversion Projects or acquisitions on favorable terms. However, we cannot guarantee that we will be able to successfully identify new opportunities, acquire additional biogas rights and develop new RNG projects or convert existing projects on favorable terms or at all. In addition, we may compete with other companies for these development and acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions at all.
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
An unexpected reduction in RNG production by third-party producers of RNG with whom we maintain marketing agreements to purchase RNG and/or the associated Environmental Attributes, or their inability or refusal to deliver such RNG or Environmental Attributes as provided under such agreements, may have a material adverse effect on our results of operations and could adversely affect our performance under associated dispensing agreements.
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
Under the agreement, we have committed to sell a minimum quarterly volume of Environmental Attributes to NextEra, which if not satisfied on a cumulative basis (giving credit for certain excess volume sold to NextEra during the contract term) as of the end of the contract term (or upon an early termination of the agreement) would result in our paying NextEra a shortfall payment calculated by (i) multiplying the amount of the volume shortfall by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium (the “Shortfall Amount”). Similarly, if the agreement is terminated by NextEra due to an event of default (generally defined as a failure by us to pay any undisputed amounts under the agreement, a material uncured breach of our representations or warranties or other obligations under the agreement, or the dissolution, bankruptcy or insolvency of us or certain of our affiliates), NextEra would be entitled to receive, without any duplication, any then-current Shortfall Amount plus an accelerated payment calculated based off of the remaining minimum quarterly volume commitments for the balance of the initial term (or for the next four quarters of the next renewal term, if neither party had provided notice of non-renewal as described above prior to the commencement of such renewal term), which accelerated payment would be similarly calculated by (i) multiplying such remaining minimum quarterly volume commitments by a fraction of the then-current index price of the Environmental Attribute and (ii) adding a specified premium. The amount of such potential payments declines over the course of the contract term as we deliver Environmental Attribute volume under the contract. If, however, the agreement was to be terminated as of the date of this report and we were not to deliver any further Environmental Attribute volume to NextEra under the agreement, the maximum potential payment to NextEra under these provisions would be approximately $9.9 million based on current market prices for such Environmental Attributes.
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
We have identified and remediated control deficiencies in the past, and we cannot assure you that we will at all times in the future be able to report that our internal controls are effective. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Our failure to maintain the effective internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline. In addition, we may not be able to accurately report our financial results, may be subject to regulatory sanctions, and investors may lose confidence in our financial statements. No material weaknesses were identified during the year ended December 31, 2025.
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
It is more likely than not that the deferred tax assets will not be realized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As such, the Company has reduced the full carrying amount of the deferred tax assets with a valuation allowance under both scenarios. Management will continue to monitor and consider the available evidence from quarter to quarter, and year to year, to determine if more or less valuation allowance is required at that time.
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
Currently, we do not have a business relationship with any of the banking institutions mentioned above, and our cash and cash equivalents have been unaffected by the turmoil in the financial industry; however, we cannot guarantee that the banking institution with which we do business will not face similar circumstances in the future, or that the third parties with whom we do business will not be negatively affected by such circumstances.
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
There is also uncertainty if IRA incentives may be reduced or repealed in the future, especially in light of the 2024 election results. In addition, the timing of when assets are placed in service has in the past and could in the future impact our tax rate. If we experience unexpected delays in this timing, we may not be able to take advantage of ITCs as expected. If we are not able to utilize the ITCs as expected this could have an adverse effect on our financial results.
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
The Company from time-to-time enters into arrangements with third parties that acquire tax credits, including ITCs, from the Company where tax credits and related tax benefits represent a material portion of the economic benefit of the arrangement to such other party. In certain circumstances, as is customary in the industry, the Company has guaranteed and may have to guarantee the economic benefit of such tax credits and other tax benefits to such party. A reduction in expected tax credits or tax benefits resulting from successful challenges by the IRS could result in an obligation under the Company’s contractual arrangements that could have a material impact on the Company’s financial condition, results of operations and liquidity.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses.
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

As of December 31, 2025, our total indebtedness was $361.3 million, excluding deferred financing costs. Additionally, we have redeemable preferred non-controlling interests outstanding of $130.0 million.
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
Risks Related to Ownership of Our Class A Common Stock
Future sales and issuances of our Class A common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
We expect that significant additional capital will be needed in the future to pursue our growth plan. To raise capital, we may sell shares of our Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we or our subsidiaries issue additional equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our Class A common stock.
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
The dual-class structure of our common stock has the effect of concentrating voting control with Mr. Mark Comora who, through his control of OPAL Holdco and Hillman, beneficially owns in the aggregate a substantial majority of the voting power of our capital stock on most issues of corporate governance. Mr. Mark Comora beneficially owns 148,336,349 shares of OPAL, comprising 84.1% of our outstanding common stock as of March 12, 2026, assuming conversion of all shares of Class B and Class D common stock into shares of Class A common stock. All of these shares (with the exception of 880,600 shares of Class A common stock purchased by Fortistar in the PIPE Investment, 3,000,000 shares of Class A common stock underlying warrants beneficially owned by Fortistar, and 56,712 shares of Class A common stock held directly by Mr. Comora) are Class B common stock, or are Class D common stock which have no economic rights but are entitled to five votes per share, giving Mr. Mark Comora control over 89.5% of our voting power. OPAL Holdco and Hillman are controlled, indirectly, by Mr. Mark Comora through entities affiliated with Mr. Mark Comora, including Fortistar and certain of its other affiliates. Mr. Mark Comora is the Chairman of our board of directors.
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
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board, who may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors our board may deem relevant. In addition, our ability to pay dividends is limited by covenants of any indebtedness we incur. As a result, you may not receive any return on an investment in the shares of Class A common stock unless you sell your shares of Class A common stock for a price greater than that which you paid for it.
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
In addition, uncertainty surrounding potential tariff increases on imported products and possible retaliatory measures by other countries could negatively impact our business. At this time, it is unclear the extent to which any tariffs will apply to imports of equipment and machinery upon which our business is reliant. Any new or increased tariffs, trade sanctions, or changes in U.S. trade policy could lead to higher operational costs. If we are unable to pass these additional costs to our customers and/or effectively manage higher operational expenses, our financial performance could be adversely affected.
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
In January 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; with the California Superior Court, County of San Joaquin; Action No. STK- CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims; AAA Case No. 01-24-0000-0775. The Superior Court Action has been stayed, pending the conclusion of the arbitration. In the meantime, the AAA has empaneled three experienced arbitrators and has set the hearing date for the matter, currently scheduled in May 2026.
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
On March 13, 2026, the closing sale price of our shares of Class A common stock, as reported on the Nasdaq Stock Market LLC, was $2.14 per share.
The number of stockholders of record of our shares of Class A common stock was approximately 10 on March 13, 2026.
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
Biogas is generated by microbes as they break down organic matter in the absence of oxygen, and comprised of non-fossil waste gas, with high concentrations of methane, which is the primary component of RNG and the source for combustion utilized by Renewable Power plants to generate electricity. Biogas can not only be collected and processed to remove impurities for use as RNG (a form of high-Btu fuel) and injected into existing natural gas pipelines as it is fully interchangeable with fossil natural gas, but partially treated biogas can be used directly in heating applications (as a form of medium-Btu fuel) or in the production of Renewable Power. Our principal sources of biogas are (i) LFG, which is produced by the decomposition of organic waste at landfills, and (ii) dairy manure, which is processed through anaerobic digesters to produce the biogas.
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
Recent Developments
On March 6, 2026, OPAL Fuels LLC entered into a subscription agreement with Preferred Fuels LLC (“Preferred Fuels”), an affiliate of Fortistar, pursuant to which Preferred Fuels committed to purchase up to $180.0 million of Series A preferred units in multiple closings. At the initial closing on March 6, 2026, the investor purchased 1.2 million Series A preferred units for aggregate proceeds of $120.0 million. OPAL Fuels may, in its sole discretion, require the investor to fund up to an additional $60.0 million within one year of the initial closing, subject to the terms of the subscription agreement.
The Series A preferred units are entitled to preferred quarterly distributions at a rate of 12% per annum, compounding quarterly, and rank senior to all other classes of equity interests of OPAL Fuels LLC, except for certain existing preferred units to which they are pari passu. In connection with the initial closing, the Company also issued a warrant to the investor to purchase up to 3.0 million shares of the Company’s Class A common stock, subject to vesting, forfeiture, and other terms and conditions.
During the fourth quarter of 2025, Nextera provided notice of its right to require redemption of all outstanding Series A preferred units. The redemption period, originally scheduled to expire on March 3, 2026 was extended through March 31, 2026. On March 6, 2026, OPAL Fuels LLC redeemed all such preferred units for an aggregate redemption price of $100.0 million, funded with proceeds from the initial preferred unit issuance described above.
In addition, subsequent to December 31, 2025, the Company drew approximately $128.4 million under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay approximately $20.0 million outstanding under the revolving loan facility.
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
Renewable Power Markets
We also generate revenues from sales of Renewable Power generated by our biogas-to-Renewable Power projects, and associated RECs. RECs exist because of legal and governmental regulatory requirements in Europe and the United States, and a change in law or in governmental policies concerning Renewable Power, LFG, or RECs could affect the market for, and the pricing of, such power and credits.
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

Key Components of Our Results of Operations
We generate revenues from the sale of RNG Fuel, Renewable Power, and associated Environmental Attributes, as well as from the construction, fuel supply, and servicing of Fueling Stations for commercial transportation vehicles using natural gas to power their fleets. These revenue sources are presented in our consolidated statements of operations under the following captions:
•RNG Fuel. The RNG Fuel segment includes RNG supply as well as the associated generation and sale of commodity natural gas and environmental credits, and consists of:
◦RNG Production Facilities – the design, development, construction, maintenance and operation of facilities that convert raw biogas into pipeline quality natural gas; and
◦Our interests in both operating and construction projects.
•Fuel Station Services. Through the Fuel Station Services segment, we provide construction and maintenance services to third-party owners of vehicle Fueling Stations and perform fuel dispensing activities including generation and minting of environmental credits. This segment includes:
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
•Renewable Power Portfolio. The Renewable Power segment generates Renewable Power and associated Environmental Attributes through combustion of biogas from landfills which is then sold to public utilities throughout the United States. Please see Note 10. Reportable Segments and Geographic Information to our consolidated financial statements for additional information.
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

Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of December 31, 2025 and 2024. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	December 31, 2025	December 31, 2024
Customer A (1)	21%	31%
Customer B	12%	19%
Customer C	19%	*
Customer D	11%	*
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreements and Renewable Power sale agreements.
*Less than 10%
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Year Ended December 31,
	2025	2024
Customer A	34%	38%
Customer B	*	14%
*Less than 10%
Results of Operations for the years ended December 31, 2025 and 2024:
Operational data
The following table summarizes the operational data achieved for the years ended December 31, 2025 and 2024:
Landfill RNG Facility Capacity and Utilization Summary

	Year Ended December 31,
	2025	2024
Design Capacity (Million MMBtus) (1)	8.6	6.6
Volume of Inlet Gas (Million MMBtus) (2)	6.2	4.6
Inlet Design Capacity Utilization % (2)	75%	73%
RNG Fuel volume produced (Million MMBtus) (3)	4.7	3.7
Utilization of Inlet Gas % (4)	77%	81%
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
(2) Inlet Design Capacity Utilization is measured as the Volume of Inlet Gas for a period, divided by the total Design Capacity for such period. The Volume of Inlet Gas varies over time depending on, among other factors, (i) the quantity and quality of waste deposited at the landfill, (ii) waste management practices by the landfill, and (iii) the construction, operations and maintenance of the LFG collection system used to recover the LFG. The Design Capacity for each facility will typically be correlated to the amount of LFG expected to be generated by the landfill during the term of the related gas rights agreement. The Company expects Inlet Design Capacity Utilization to be in the range of 75-85% on an aggregate basis over the next several years. Typically, newer facilities perform at the lower end of this range and demonstrate increasing utilization as they mature and the biogas resource increases at open landfills. Excludes Sunoma and Biotown.
(3) Excludes Sunoma and Biotown
(4) Utilization of Inlet Gas is measured as RNG Fuel Volume Produced divided by the Volume of Inlet Gas. Utilization of Inlet Gas varies over time depending on availability and efficiency of the facility and the quality of LFG (i.e., concentrations of methane, oxygen, nitrogen, and other gases). The Company generally expects Utilization of Inlet Gas to be in the range of 80% to 90%. Excludes Sunoma and Biotown.
Renewable Power Capacity and Utilization Summary

	Year Ended December 31,
	2025	2024
Nameplate Capacity (MW per hour)(1)	105.8	105.8
Nameplate Capacity for the period (Millions MWh) (1)	0.93	0.93
Renewable Power produced ( Millions MWh)	0.35	0.36
Design Capacity Utilization (%) (2)	38%	39%
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
Refer to Item 1. Business for information on RNG and Renewable Power projects that are currently in operation or under construction within our portfolio.
RNG Fuel Production, Sales, and Delivery

	Year Ended December 31,
	2025	2024
RNG Fuel volume produced (Million MMBtus)	4.9	3.8
RNG Fuel volume sold (Million GGEs)	81.0	74.0
Total volume delivered (Million GGEs)	161.9	150.2
Comparison of the Years Ended December 31, 2025 and 2024
The following table presents the period-over-period change for each line item in the Company's consolidated statements of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		$ Change	% Change
(in thousands)	2025	2024
Revenues:
RNG fuel	$101,656	$88,420	$13,236	15%
Fuel Station Services	214,551	166,875	47,676	29%
Renewable Power	32,768	44,677	(11,909)	(27)%
Total revenues	348,975	299,972	49,003	16%
Operating expenses:
Cost of sales - RNG fuel	49,282	38,552	10,730	28%
Cost of sales - Fuel Station Services	166,778	128,804	37,974	29%
Cost of sales - Renewable Power	26,734	32,495	(5,761)	(18)%
Project development and start up costs	14,942	19,109	(4,167)	(22)%
Selling, general and administrative	63,982	53,124	10,858	20%
Depreciation, amortization, and accretion	22,470	17,885	4,585	26%
Impairment loss	—	2,016	(2,016)	(100)%
Income from equity method investments	(2,627)	(13,235)	10,608	80%
Total operating expenses	341,561	278,750	62,811	23%
Operating income	7,414	21,222	(13,808)	(65)%
Other (expense) income
Interest and financing expense	(27,521)	(21,531)	(5,990)	(28)%
Interest income	1,247	1,921	(674)	(35)%
Other income	2,525	3,807	(1,282)	(34)%
Net (loss) income before income tax benefit	(16,335)	5,419	(21,754)	(401)%
Income tax benefit	52,746	8,906	43,840	492%
Net income	36,411	14,325	22,086	154%
Net income attributable to redeemable non-controlling interest	21,329	2,851	18,478	648%
Net income attributable to non-redeemable non-controlling interest	330	443	(113)	(26)%
Dividends on redeemable preferred non-controlling interests	10,469	10,470	(1)	—%
Net income attributable to Class A common stockholders	$4,283	$561	$3,722	663%

Revenues

(in thousands)	Year Ended December 31,
	2025	2024	$ Change
RNG Fuel
Brown gas sales	$13,652	$4,745	$8,907
Environmental attributes	86,315	82,317	3,998
Other	1,689	1,358	331
Total RNG Fuel	101,656	88,420	13,236
Fuel Station Services
OPAL owned stations	20,957	17,659	3,298
Environmental attributes	51,305	41,726	9,579
RNG marketing (1)	43,947	34,593	9,354
Third party station service and maintenance	27,976	24,984	2,992
Construction	49,040	39,767	9,273
Lease revenues (2)	21,326	8,146	13,180
Total Fuel Station Services	214,551	166,875	47,676
Renewable Power
Electricity sales	21,960	22,713	(753)
Environmental attributes (3)	6,467	17,484	(11,017)
Capacity	3,214	3,109	105
Lease revenues (4)	932	970	(38)
Other (5)	195	401	(206)
Total Renewable Power	32,768	44,677	(11,909)

Total revenues	$348,975	$299,972	$49,003

Revenue from contracts with customers	$326,717	$290,856	$35,861
Revenue from lease arrangements	$22,258	$9,116	$13,142
(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements where we determined that we transferred the right to control the use of the station to the purchaser. Includes sales-type lease revenues of $7,734 and $— respectively, for the years ended December 31, 2025 and 2024, from customers domiciled outside of United States. All remaining lease revenue relates to operating leases.
(3) Includes revenues of $— and $16,286 respectively, for the years ended December 31, 2025 and 2024, from customers domiciled outside of United States.
(4) Renewable Power operating lease revenue relates to revenue from power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.
(5) Includes management fee revenues earned from management of operations of equity method entities
RNG Fuel
Revenue from RNG Fuel increased by $13.2 million or 15%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily related to a $8.9 million increase in brown gas sales due to

$3.5 million increase in price and a $2.9 million increase in volume, as well as $2.5 million driven by commencement of operations at new facilities and a $4.0 million increase in the sale of environmental attributes. The increase in environmental attributes was primarily related to a $5.0 million increase due to timing of green gas sales, a $15.2 million increase from the new facilities (Prince William and Polk), a $1.4 million increase in RIN volume, and a $17.7 million decrease due to RIN price reduction.

Fuel Station Services
Revenue from Fuel Station Services increased by $47.7 million or 29%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to the following:
Environmental attributes and RNG marketing revenue increased primarily due to increase in RIN sales driven by $23.1 million higher RIN volumes, partially offset by $12.7 million lower RIN prices, and $8.6 million increase in LCFS sales due to higher dispensing volumes. OPAL owned stations revenue increased by $3.3 million primarily due to higher GGE volumes. Third party station service and maintenance increased by $3.0 million driven by higher service volumes resulting from increased GGE volume of $3.9 million partially offset by $1.1 million in lower service rates. Construction revenue increased by $9.3 million mainly due to project construction timing. Lease revenues increased by $13.2 million as a result of sales‑type lease revenue recognition increase of $7.7 million and higher GGE volumes of $5.5 million associated with operating leases.
Renewable Power
Revenue from Renewable Power decreased by $11.9 million or 27%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to a $16.3 million decrease from the termination of an ISCC Carbon Credit contract in the fourth quarter of 2024, related to the Pioneer, Old Dominion, and West Covina facilities, partially offset by increased Renewable Thermal Certificates ("RTC") sales.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $10.7 million or 28%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase is primarily related to $7.0 million increase from Polk, which commenced operations in the fourth quarter of 2024, $2.3 million increase from Imperial due to higher natural gas, utilities and maintenance expenses and $0.3 million increase from other expenses.
Fuel Station Services
Cost of sales from Fuel Station Services increased by $38.0 million or 29%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to a $17.4 million increase in dispensing fees, a $6.9 million increase due to recognition of sales-type lease a $5.8 million increase in FPA tolling expense, and a $7.5 million increase in construction costs.
Renewable Power
Cost of sales from Renewable Power decreased by $5.8 million or 18%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to a $3.7 million decrease in royalties related to corresponding decrease in ISCC Carbon Credit revenues, and a $2.1 million decrease primarily driven by the timing of major maintenance and non-labor expenses.
Project development and start up costs
Project development and start up costs decreased by $4.2 million or 22%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to decrease of $3.0 million in virtual pipeline costs related to Prince William and Polk facilities and $0.6 million of development costs of Central Valley.

Selling, general, and administrative
Selling, general, and administrative increased $10.9 million or 20% for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to an increase in professional fees of $1.9 million, IT and legal expenses of $4.1 million, stock compensation of $1.1 million and bad debt expense of $2.5 million .
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion expense increased by a total of $4.6 million, or 26%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to depreciation expense on Prince William and Polk, which became operational in the second and fourth quarter of 2024, respectively, as well as additional depreciation expense on fuel stations.
Impairment loss
Impairment loss decreased by a total of $2.0 million or 100%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily due to the impairment of a Renewable Energy facility in 2024.
Income from equity method investments
Net income attributable to equity method investments decreased by $10.6 million or 80%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to a decrease in the realized price of RINs sold on operating facilities.
Interest and financing expense
Interest and financing expenses, net increased by $6.0 million or 28%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to an increase in the drawn balance of the OPAL Term Loan.
Interest income
Interest income decreased by $0.7 million or 35%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower interest earned on money market accounts and the note receivable.
Other income
Other income decreased by $1.3 million or 34%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to a lower gain associated with the mark-to-market adjustments to the earnout liabilities in the current period.
Income tax benefit
Income tax benefit increased by $43.8 million or 492% for the year ended December 31, 2025 compared to the year ended December 31, 2024. This is primarily related to receipt of net proceeds from sale of ITCs for Prince William, Sapphire and Polk as well as recognition of PTCs and Atlantic ITCs.
Net income attributable to redeemable non-controlling interests
Net income attributable to redeemable non-controlling interests increased by $18.5 million or 648% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is primarily attributable to higher net income in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interests
Net income attributable to non-redeemable non-controlling interests remained flat for the years ended December 31, 2025 and 2024.
Dividends on redeemable preferred non-controlling interests
Dividends on redeemable preferred non-controlling interests remained flat for the years ended December 31, 2025 and 2024.

On March 6, 2026, OPAL Fuels LLC entered into a subscription agreement with Preferred Fuels LLC, (“Preferred Fuels”), an affiliate of Fortistar, pursuant to which Preferred Fuels committed to purchase up to $180.0 million of Series A preferred units in multiple closings. At the initial closing on March 6, 2026, the investor purchased 1.2 million preferred units for aggregate proceeds of $120.0 million. OPAL Fuels may, in its sole discretion, require the investor to fund up to an additional $60.0 million within one year of the initial closing, subject to the terms of the subscription agreement.
The Series A preferred units are entitled to preferred quarterly distributions at a rate of 12% per annum, compounding quarterly, and rank senior to all other classes of equity interests of OPAL Fuels LLC, except for certain existing preferred units to which they are pari passu. In connection with the initial closing, the Company also issued a warrant to the investor to purchase up to 3.0 million shares of the Company’s Class A common stock, subject to vesting, forfeiture, and other terms and conditions.
During the fourth quarter of 2025, Nextera provided notice of its right to require redemption of all outstanding Series A preferred units. The redemption period, originally scheduled to expire on March 3, 2026, was extended through March 31, 2026. On March 6, 2026, OPAL Fuels LLC redeemed all such preferred units for an aggregate redemption price of $100.0 million, funded with proceeds from the initial preferred unit issuance described above.
In addition, subsequent to December 31, 2025, the Company drew approximately $128.4 million under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay approximately $20.0 million outstanding under the revolving loan facility.
Liquidity and Capital Resources
Liquidity
As of December 31, 2025, our liquidity was $168.2 million consisting of $128.4 million of unused capacity under our $450 million senior secured credit facility, $15.4 million of unused capacity under the associated revolver, and $24.4 million of cash, cash equivalents. Refer to Note 6. Loans.
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
We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise. In the fourth quarter of 2025, NextEra exercised its redemption option to redeem the preferred units. Refer to Note 11. Redeemable Non-controlling Interest, Redeemable Preferred Non-controlling Interest and Stockholders' Deficit for additional details.
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
As of December 31, 2025 and 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $341.6 million and $286.6 million, respectively.
The Company has the ability, during the delayed draw availability period and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of December 31, 2025, the Company is in compliance with the financial covenants under the OPAL Term Loan.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of the Company entered into a debt agreement with Live Oak Banking Company for an aggregate principal amount of $20 million. Sunoma paid $0.6 million in financing fees. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20 to $23 million. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at annual fixed rates of 7.8%, and 8.2% per annum during the term.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. As of December 31, 2025, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
As of December 31, 2025 and 2024, the outstanding loan balance (current and non-current) excluding deferred financing costs was $19.1 million and $20.8 million, respectively.
The significant assets of Sunoma, as well as those of other consolidated variable VIEs, are presented in a separate table below the consolidated balance sheets as of December 31, 2025 and 2024. See Note 3. Investments in other entities and Variable Interest Entities for additional information.
As of December 31, 2025 and 2024, the Company was required to maintain standby letters of credit totaling $15,504 and $15,120, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Redeemable Series A Preferred Units of OPAL Fuels LLC
In November 2021, NextEra subscribed for an aggregate of $100,000,000 of Series A preferred units issued by OPAL Fuels LLC, a consolidated subsidiary of OPAL Fuels, Inc. The Series A preferred units have limited rights to prevent OPAL Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not on an arm's-length basis (iii) major disposition of assets and (iv) major acquisition of assets outside of OPAL Fuels LLC’s primary business. The Series A preferred units are entitled to receive dividends at the rate of 8% per annum. Dividends begin accruing for each unit from the date of issuance and are payable each quarter end regardless of whether they are declared. The dividends are mandatory and cumulative. The Company was allowed to elect to issue additional Series A preferred units (paid-in-kind) in lieu of cash for the first eight dividend payment dates. As of December 31, 2025 and 2024, there was accrued preferred dividend payable of $0 and $2.0 million, respectively.
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
Subsequent to December 31, 2025, the Company completed a $120.0 million preferred equity issuance and drew approximately $128.4 million under its term loan facility, which was used to redeem $100.0 million of outstanding preferred units and repay a portion of the revolving loan facility. See Note 16. Subsequent Events for additional details regarding these transactions.
Cash Flows
The following table presents the Company's cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$36,498	$31,385
Net cash used in investing activities	(77,320)	(134,551)
Net cash provided by financing activities	41,560	83,504
Net increase (decrease) in cash, restricted cash, and cash equivalents	$738	$(19,662)
Net cash provided by operating activities
Net cash provided by operating activities for the year ended December 31, 2025 was $36.5 million, an increase of $5.1 million compared to net cash provided by operating activities of $31.4 million for the year ended December 31, 2024.
The increase was primarily attributable to higher net income driven by increased revenues, lower income from equity method investments, and higher non-cash items. These were partially offset by unfavorable changes in working capital and a decrease in distributions from equity method investments.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2025 was $77.3 million, a decrease of $57.2 million compared to the $134.6 million used in investing activities for the year ended December 31, 2024.
This was primarily driven by a decrease in payments made for the construction of various RNG generation and dispensing facilities in 2025 compared to 2024, an increase in distributions received from equity method investments, higher proceeds from the disposal of property, plant and equipment as well as an increase in cash received from the settlement of notes receivable. This increase was partially offset by higher contributions made to equity method investments and lower proceeds from sale of short-term investments.
Net cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2025 was $41.6 million, a decrease of $41.9 million compared to the $83.5 million provided by financing activities for the year ended December 31, 2024.
This was primarily driven by a decrease in proceeds from long‑term loans and an increase in repayments, partially offset by lower preferred dividend payments.

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
As of December 31, 2025, we currently anticipate spending of approximately $154.0 million in capital expenditures for the next 12 months for RNG projects, fuel stations and our share of contributions in our equity method investment projects. This includes projects which have not been fully committed. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 6. Loans and Note 7. Leases to our consolidated financial statements for additional information.
We plan to fund these expenditures primarily through cash on hand, cash generated from operations and availability under existing debt facilities.
Critical Accounting Estimates
The preparation of our consolidated financial statements requires management to make estimates and assumptions that involve significant judgment and that could materially affect the amounts reported in our financial statements. These estimates relate to matters that are highly uncertain and require management to exercise judgment in selecting the underlying assumptions. If actual results differ from those assumptions, our financial condition or results of operations could be materially affected.
Certain of these estimates are particularly important because they involve assumptions that are inherently uncertain and could materially impact our financial statements if actual results differ. These critical accounting estimates require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and changes in those estimates could result in materially different outcomes. The following discussion highlights the estimates that we believe involve the most significant judgment and present the greatest potential for material impact on our consolidated financial statements.
Construction Contracts
The recognition of revenue on our third‑party construction contracts requires significant judgment and involves estimates that are inherently subjective. These fixed‑price contracts are accounted for using an over‑time revenue recognition model, under which progress is measured based on the percentage of costs incurred to total estimated costs for each project. Determining the total expected cost to complete a project—including labor, materials, subcontractors, change orders, and contingencies—requires management to make assumptions regarding project scope, productivity, pricing, and timing. Changes in any of these estimates, including revisions to anticipated costs or outcomes of outstanding change orders, can materially affect the amount and timing of revenue and margin recognized.
Impairment of Goodwill
Evaluating goodwill for potential impairment requires the use of estimates and assumptions that involve significant judgment and could materially affect our financial results. We assess goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount.
A key source of estimation uncertainty relates to the determination of the fair value of our reporting units when a quantitative impairment test is required. Fair value estimates rely on unobservable inputs and require management to make assumptions about future performance, market conditions, and discount rates. These assumptions include projected cash flows, expectations for growth in RIN prices, future production and sales volumes, terminal value estimates, and the selection of an appropriate weighted-average cost of capital. These inputs are inherently uncertain and highly sensitive to changes in market conditions.
Because fair value measurements depend on these complex judgments, changes in assumptions—or differences between projected and actual results—could result in a material impairment charge in future periods.
There was no impairment for the year ended December 31, 2025.
Impairment of Long-Lived Assets
Assessing long‑lived assets for potential impairment requires the use of significant estimates and assumptions that involve material judgment. These assets include plant equipment, buildings, patents, and other assets which are grouped and tested for recoverability when events or changes in circumstances indicate that the carrying amount may not be recoverable. Determining the appropriate asset group requires management to exercise judgment in evaluating how assets are used in the business, the degree to which cash flows are interdependent, and how operations are managed.
When a triggering event occurs, we estimate future undiscounted cash flows for the applicable asset group. These estimates require assumptions about future operating performance, commodity pricing, production levels, operating costs, and asset utilization. Because these estimates reflect conditions that existed at the time of the assessment and extend over long periods, they are inherently uncertain. If the estimated undiscounted cash flows are less than the carrying amount of the asset group, we must estimate fair value, which adds further judgment and complexity.
Fair value measurements for long‑lived assets often rely on discounted cash flow models that require additional significant assumptions, including discount rates, long‑term growth expectations, and market participant assumptions. In certain cases, we may apply a cost‑based approach, which requires estimating replacement cost, physical deterioration, and economic obsolescence. Changes in any of these assumptions, or differences between estimated and actual results, could materially affect the fair value conclusions and may result in a material impairment charge.
Because both recoverability assessments and fair value measurements depend on management’s assumptions about future economic and operating conditions, these evaluations involve a high degree of subjectivity and represent one of the most judgment‑dependent areas of our financial reporting.
There was no impairment for the year ended December 31, 2025.
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
We employ various strategies to economically hedge these market risks, including derivative transactions relating to commodity pricing and interest rates. Any realized or unrealized gains or losses from our derivative transactions are reported within corporate revenue and other income/expense in our consolidated financial statements. For information about our gains or losses with respect to our derivative transactions and the fair value of such financial instruments, see Note 8. Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements.
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
Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management including our Co-Chief Executive Officers and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2026 annual meeting of shareholders, to be filed within 120 days after December 31, 2025, and is incorporated by reference to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the proxy statement for the 2026 annual meeting of shareholders, to be filed within 120 days after December 31, 2025, and is incorporated by reference to this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding (i) security ownership of certain beneficial owners and management and related stockholder matters and (ii) securities authorized for issuance under equity compensation plans will be included in the proxy statement for the 2026 annual meeting of shareholders, to be filed within 120 days after December 31, 2025, and is incorporated by reference to this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2026 annual meeting of shareholders, to be filed within 120 days after December 31, 2025, and is incorporated by reference to this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services billed to us by our principal accountant, BDO USA, P.C will be included in the proxy statement for the 2026 annual meeting of shareholders, to be filed within 120 days after December 31, 2025, and is incorporated by reference to this Form 10-K.
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
3.3*
Amended and Restated Certificate of Designations of Series A Preferred Units of OPAL Fuels LLC, dated March 6, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Company on March 9, 2026)

4.1*"	OPAL Fuels Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
4.2*"	Form of Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
4.3*"	Form of Performance Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed by the Company on March 29, 2023).
4.4*	Warrant, dated March 6, 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 9, 2026)
10.1*	Form of OPAL Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-262583), filed on May 6, 2022).
10.2*	2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
10.3*
Sponsor Letter Agreement, dated as of December 2, 2021, by and among OPAL Fuels LLC, ArcLight Clean Transition Corp. II and certain other parties thereto (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the registrant on December 3, 2021)

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
10.47*
Amendment No. 1 to Credit and Guarantee Agreement, dated March 3, 2025 by and among OPAL Fuels Intermediate HoldCo LLC, as Borrower, the Guarantors, the Lenders, the LC Issuers, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 5, 2025).

10.48*+#	Tax Credit Purchase Agreement, dated March 28, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 28, 2025).
10.49*	Guaranty, dated March 28, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 28, 2025).
10.50*+
First Amendment to Administrative Services Agreement, dated March 17, 2025 between Fortistar Services 2 LLC and OPAL Fuels LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on May 13, 2025)

10.51*	Option Agreement, dated March 17, 2025, between Wasatch RNG LLC and OPAL Fuels LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company on May 13, 2025)
10.52*+#	Limited Liability Company Agreement, dated May 9, 2025 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company on May 13, 2025)
10.53	Employment Agreement, dated December 31, 2024 between the Company and Kazi Hasan
10.54+#	Tax Credit Purchase Agreement, dated June 20, 2025.
10.55	Guaranty, dated June 20, 2025
10.56+#	Tax Credit Purchase Agreement, dated June 20, 2025
10.57	Guaranty, dated June 20, 2025
10.58+#	Tax Credit Purchase Agreement, dated September 12, 2025
10.59	Guaranty, dated September 12, 2025
10.60*	Subscription Agreement, dated March 6, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 6, 2026)
19.1*	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company on March 17, 2025).
21.1	List of subsidiaries of the registrant
23.1	Consent of BDO USA, P.C, independent registered accounting firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
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
**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

OPAL FUELS INC.

March 16, 2026	By: /s/ Jonathan Maurer
Name: Jonathan Maurer
Title: Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints each of Jonathan Maurer, Adam Comora, Kazi Hasan and John Coghlin, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mark Comora	Chairman
Mark Comora
Date: March 16, 2026

/s/ Betsy L. Battle	Director
Betsy L. Battle
Date: March 16, 2026

/s/ Scott Dols	Director
Scott Dols
Date: March 16, 2026

/s/ James Martell	Director
James Martell
Date: March 16, 2026

/s/ Lance Moll	Director
Lance Moll
Date: March 16, 2026

/s/ Nadeem Nisar	Director

Nadeem Nisar
Date: March 16, 2026

/s/ Scott Sutton	Director
Scott Sutton
Date: March 16, 2026

/s/ Ashok Vemuri	Director
Ashok Vemuri
Date: March 16, 2026

/s/ Adam Comora	Co-Chief Executive Officer
Adam Comora
Date: March 16, 2026

/s/ Jonathan Maurer	Co-Chief Executive Officer
Jonathan Maurer
Date: March 16, 2026

/s/ Kazi Hasan	Chief Financial Officer
Kazi Hasan
Date: March 16, 2026

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
OPAL Fuels Inc.
White Plains, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OPAL Fuels Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Related Parties
As discussed in Note 9. Related Parties to the consolidated financial statements, the Company has entered into significant transactions with NextEra Energy Marketing, LLC (“NextEra”) and Fortistar LLC (“Fortistar”), which are related parties. Our opinion is not modified with respect to this matter.
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
Melville, NY
March 16, 2026

OPAL FUELS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	December 31, 2025	December 31, 2024
Assets (1)
Current assets:
Cash and cash equivalents	$24,408	$24,310
Accounts receivable, net of allowance of $469 and $—, respectively (2)	61,806	46,535
Restricted cash - current	1,210	972
Contract assets	8,276	11,075
Parts inventory	10,964	10,294
Prepaid expenses and other current assets	16,018	23,583
Total current assets	122,682	116,769
Property, plant, and equipment, net	495,634	458,258
Investments in other entities	231,223	223,594
Net investment in sales-type lease	8,224	—
Restricted cash - non-current	2,700	2,298
Goodwill	54,608	54,608
Other long-term assets	44,398	25,550
Total assets	959,469	881,077
Liabilities and Stockholders' Deficit (1)
Current liabilities:
Accounts payable (3)	19,004	17,111
Contract liabilities	6,296	9,276
Loans, current portion	15,062	12,621
Accrued expenses and other current liabilities	63,857	64,588
Total current liabilities	104,219	103,596
Loans, net of debt issuance costs	337,063	285,003
Other long-term liabilities	20,430	27,446
Total liabilities	461,712	416,045
Commitments and contingencies Note 15
Redeemable preferred non-controlling interests	130,000	130,000
Redeemable non-controlling interests	377,898	482,863
Stockholders' deficit
Class A common stock, $0.0001 par value; shares issued: 30,633,161 and 30,065,260 at December 31, 2025 and 2024, respectively; shares outstanding: 28,997,378 and 28,429,477 at December 31, 2025 and 2024, respectively	3	3
Class B common stock, $0.0001 par value; 121,500,000 issued and outstanding as of December 31, 2025 and 71,500,000 issued and outstanding as of December 31, 2024	12	7
Class C common stock, $0.0001 par value; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class D common stock, $0.0001 par value; 22,899,037 shares issued and outstanding as of December 31, 2025 and 72,899,037 issued and outstanding as of December 31, 2024	2	7
Accumulated deficit	(1,307)	(137,004)
Accumulated other comprehensive (loss) income	(26)	152
Class A common stock in treasury, at cost; 1,635,783 shares as of December 31, 2025 and 2024	(11,614)	(11,614)
Total stockholders' deficit attributable to the Company	(12,930)	(148,449)
Non-redeemable non-controlling interests	2,789	618
Total stockholders' deficit	(10,141)	(147,831)
Total liabilities, redeemable preferred, redeemable non-controlling interests and stockholders' deficit	$959,469	$881,077

(1) Includes amounts related to consolidated VIEs, which are presented separately in the table below.
(2) Includes related‑party amounts of $13,318 and $14,522 as of December 31, 2025 and 2024, respectively.
(3) Includes related‑party amounts of $8,951 and $7,932 as of December 31, 2025 and 2024, respectively.
The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the consolidated balance sheets above.

	December 31, 2025	December 31, 2024
Assets of consolidated VIEs, included in total assets above:
Cash and cash equivalents	$87	$358
Accounts receivable	38	435
Restricted cash - current	1,210	972
Prepaid expense and other current assets	131	173
Property, plant, and equipment, net	42,603	25,428
Restricted cash - non-current	2,740	2,315
Total assets of consolidated VIEs	46,809	29,681
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	390	22
Accounts payable, related party	227	426
Loan, current portion	2,457	1,756
Accrued expenses and other current liabilities	12,431	1,019
Loan, net of debt issuance costs	16,618	18,373
Other long-term liabilities	582	2,495
Total liabilities of consolidated VIEs	$32,705	$24,091
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues:
RNG fuel (1)	$101,656	$88,420
Fuel Station Services (2)	214,551	166,875
Renewable Power (3)	32,768	44,677
Total revenues	348,975	299,972
Operating expenses:
Cost of sales - RNG fuel	49,282	38,552
Cost of sales - Fuel Station Services	166,778	128,804
Cost of sales - Renewable Power	26,734	32,495
Project development and start up costs	14,942	19,109
Selling, general and administrative	63,982	53,124
Depreciation, amortization, and accretion	22,470	17,885
Impairment loss	—	2,016
Income from equity method investments	(2,627)	(13,235)
Total operating expenses	341,561	278,750
Operating income	7,414	21,222
Other (expense) income
Interest and financing expense	(27,521)	(21,531)
Interest income	1,247	1,921
Other income	2,525	3,807
Total other expenses	(23,749)	(15,803)
Net (loss) income before income tax benefit	(16,335)	5,419
Income tax benefit	52,746	8,906
Net income	36,411	14,325
Net income attributable to redeemable non-controlling interest	21,329	2,851
Net income attributable to non-redeemable non-controlling interest	330	443
Dividends on redeemable preferred non-controlling interests	10,469	10,470
Net income attributable to Class A common stockholders	$4,283	$561

Weighted average shares outstanding of Class A common stock:
Basic	28,138,140	27,617,335
Diluted	29,252,330	27,694,650
Per share amounts:
Basic	$0.15	$0.02
Diluted	$0.15	$0.02
(1) Includes revenues from related parties of $68,039 and $68,416 for the years ended December 31, 2025 and 2024, respectively
(2) Includes revenues from related parties of $51,679 and $45,808 for the years ended December 31, 2025 and 2024, respectively
(3) Includes revenues from related parties of $6,822 and $6,912 for the years ended December 31, 2025 and 2024, respectively
The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024
Net income	$36,411	$14,325
Other comprehensive income:
Net unrealized (loss) gain on cash flow hedges	(1,166)	1,017
Total comprehensive income	35,245	15,342
Comprehensive income attributable to redeemable non-controlling interests	20,358	3,700
Comprehensive income attributable to non-redeemable non-controlling interests	330	443
Dividends on redeemable preferred non-controlling interests	10,469	10,470
Comprehensive income attributable to Class A common stockholders	$4,088	$729

The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
(In thousands of U.S. dollars, except share and per share data)

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-redeemable non-controlling interests	Shares	Amount	Total Deficit	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2023	29,701,146	3	—	—	144,399,037	14	—	(467,195)	$(15)	955	(1,635,783)	(11,614)	(477,852)	$132,617	$802,720
Net income	—	—	—	—	—	—	—	2,284		443	—	—	2,727	—	11,598
Other comprehensive income	—	—	—	—	—	—	—	—	167		—	—	167	—	850
Issuance of Class A common stock under the At-the-Market "ATM" program	36,353	—	—	—	—	—	170	—	—	—	—	—	170	—	—
Issuance of Class A common stock for vesting of equity awards net of tax withholdings of $116	327,761	—	—	—	—	—	(627)	—	—	—	—	—	(627)	—	—
Share conversion	—	—	71,500,000	7	(71,500,000)	(7)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,061	—	—	—	—	—	1,061	—	5,391
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	77	—	—	(780)	—	—	(703)	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(1,722)	—	—	—	—	(1,722)	10,470	(8,748)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(681)	329,629	—	—	—	—	328,948	—	(328,948)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,087)	—
December 31, 2024	30,065,260	3	71,500,000	7	72,899,037	7	—	(137,004)	152	618	(1,635,783)	(11,614)	(147,831)	130,000	482,863
Net income	—	—	—	—	—	—	—	6,034	—	330	—	—	6,364	—	30,047
Other comprehensive loss	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)	—	(988)
Issuance of Class A common stock for vesting of equity awards net of tax withholdings of $197	550,797	—	—	—	—	—	(391)	—	—	—	—	—	(391)	—	—
Issuance of Class A common stock under the ATM program	17,104	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,087	—	—	—	—	—	1,087	—	5,412
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(150)	—	—	(150)	—	—
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,991	—	—	1,991	—	—
Dividends on redeemable preferred non-controlling interests	—	—	—	—	—	—	—	(1,751)	—	—	—	—	(1,751)	10,469	(8,718)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(696)	131,414	—	—	—	—	130,718	—	(130,718)
Share conversion	—	—	50,000,000	5	(50,000,000)	(5)	—	—	—	—	—	—	—	—	—
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,469)	—
December 31, 2025	30,633,161	3	121,500,000	12	22,899,037	2	—	(1,307)	(26)	2,789	(1,635,783)	(11,614)	(10,141)	130,000	377,898

The accompanying notes are an integral part of these consolidated financial statements.

OPAL FUELS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$36,411	$14,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	22,470	17,885
Stock-based compensation	6,499	6,452
Allowance for accounts receivable	2,476	85
Assets' impairment	—	2,016
Reduction of carrying amount of operating lease right-of-use assets	771	679
Income from investments in other entities	(2,627)	(13,235)
Distributions from return on investments in other entities	5,649	14,336
Deferred income taxes	(16,456)	—
Amortization of deferred financing costs	1,936	1,094
Gain on dispositions	(3,646)	(321)
Paid-in-kind interest income	(193)	(207)
Change in fair value of derivative financial instruments	(2,366)	(892)
Changes in operating assets and liabilities:
Accounts receivable (1)	(19,815)	(301)
Parts inventory	(670)	(103)
Prepaid expenses and other current and long-term assets	11,261	(18,594)
Accounts payable (2)	1,893	3,427
Accrued expenses and other current and non-current liabilities	(7,095)	4,739
Net cash provided by operating activities	36,498	31,385
Cash flows from investing activities:
Purchase of property, plant, and equipment	(70,739)	(127,239)
Proceeds from sale of short-term investments	—	9,875
Distributions from return of investments in other entities	11,396	4,305
Cash paid, related to investments in other entities	(22,354)	(21,570)
Cash received from (paid for) note receivable	1,377	(750)
Proceeds from disposal of property, plant and equipment	3,000	828
Net cash used in investing activities	(77,320)	(134,551)
Cash flows from financing activities:
Proceeds from loans	70,000	100,000
Repayment of loans	(16,957)	(1,621)
Financing costs paid to other third parties	(1,250)	(629)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	—	170
Repayment of principal portion of finance lease liabilities	(1,214)	—
Payment of preferred dividends	(10,469)	(13,086)
Distribution to non-redeemable non-controlling interest	(150)	(703)
Cash paid for income taxes related to net share settlement of equity awards	(391)	(627)
Capital contribution from non-redeemable non-controlling interests	1,991	—
Net cash provided by financing activities	41,560	83,504
Net increase (decrease) in cash, restricted cash, and cash equivalents	738	(19,662)
Cash, restricted cash, and cash equivalents, beginning of period	27,580	47,242
Cash, restricted cash, and cash equivalents, end of period	$28,318	$27,580
(1) Includes decrease from related parties of $1,204 and $4,174 for the years ended December 31, 2025 and 2024, respectively
(2) Includes increase from related parties of $1,019 and $908 for the years ended December 31, 2025 and 2024, respectively

Supplemental disclosure of cash flow information
Interest paid, net of $2,531 and $3,212 capitalized, respectively	$27,800	$22,907
Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	1,549	2,403
Purchase of property, plant and equipment included in accrued expenses and other current liabilities	$24,629	$23,238

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
OPAL Fuels Inc. (including its subsidiaries, the “Company”, “OPAL,” “we,” “us” or “our”) is a renewable energy company specializing in the capture and conversion of biogas for the (i) production of Renewable Natural Gas (“RNG”) for use as a vehicle fuel for heavy and medium-duty trucking fleets, (ii) generation of electricity from renewable sources ("Renewable Power") for sale to utilities, (iii) generation and sale of Environmental Attributes associated with RNG and Renewable Power, and (iv) sales of RNG as pipeline quality natural gas. The term “Environmental Attributes” refers to federal, state and local government incentives in the United States, provided in the form of Renewable Identification Numbers “RINs”, Renewable Energy Credits “RECs”, Low Carbon Fuel Standard credits “LCFS”, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects. OPAL also designs, develops, constructs, operates and services Fueling Stations for trucking fleets across the country that use natural gas to displace diesel as their transportation fuel. The biogas conversion projects currently use landfill gas and dairy manure as the source of the biogas. In addition, we are pursuing opportunities to diversify our sources of biogas to other waste streams.
The Company has three operating segments: RNG Fuel, Fuel Station Services and Renewable Power.
All amounts in these footnotes are presented in thousands of dollars except share and per share data and commodity quantities.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The Company’s audited consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The Company consolidates all entities in which it holds a majority voting interest, as well as variable interest entities ("VIEs") for which it is determined to be the primary beneficiary. Our variable interests in each of our VIEs arise primarily from our ownership of membership interests, construction commitments, our provision of operating and maintenance services, and our provision of environmental credit processing services to VIEs. The Company reassesses its primary beneficiary status on an ongoing basis.
Noncontrolling interests related to the Company’s VIEs are presented separately from stockholders' deficit on the consolidated balance sheets and are reported as non-redeemable non-controlling interests within the consolidated statements of changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' deficit.
Certain amounts in the prior‑period financial statements have been reclassified to conform to the current‑period presentation. These reclassifications had no impact on previously reported total assets, total liabilities, stockholders' deficit, net income, or consolidated statements of cash flows.
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
The significant estimates and assumptions of the Company include the residual value of the useful lives of our property, plant and equipment, the fair value of long-lived assets, asset retirement obligations, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use assets and lease liabilities, and the fair value of the reporting units of goodwill.

Accounting Pronouncements Adopted
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations- Joint Venture Formations (Subtopic 805-60) ("ASU 2023-05"). The update requires all joint ventures formed after January 1, 2025, upon formation, to apply a new basis of accounting and initially measure its assets and liabilities at fair value. The Company adopted this standard effective January 1, 2025. During the year ended December 31, 2025, the Company formed a joint venture that was excluded from this guidance due to the scope exception applicable to combinations between entities, businesses, or nonprofit activities under common control. The adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The Company adopted this standard effective January 1, 2025 on a retrospective basis. The adoption did not have a material effect on the Company’s consolidated financial statements other than adding new disclosures, which are included in Note 13. Income Taxes.
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient applicable to all entities for estimating expected credit losses on current accounts receivable and current contract assets that arise under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), permitting the assumption that existing conditions at the balance‑sheet date will remain unchanged over the remaining life of such assets. The Company adopted this standard effective January 1, 2025. The adoption did not have a material effect on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025‑06, Intangibles — Goodwill and Other (Topic 350): Internal‑Use Software — Targeted Improvements to the Accounting for Internal‑Use Software. The amendments modernize the guidance for capitalizing costs of internally‑developed software by removing references to defined development stages and instead focusing on two principal criteria: (1) management has authorized and committed to funding the project, and (2) it is probable that the project will be completed and the software will be used to perform the intended function. This ASU also provides new guidance regarding how to evaluate whether “probable-to-complete” criteria has been met. The ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2025 prospectively. The adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.
Accounting Pronouncements not yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure about certain income statement expense line items. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832). This ASU establishes a unified accounting model for business entities when recognizing, measuring, and presenting government grants. The ASU categorizes grants as either related to an asset or related to income. A grant related to income is recognized in earnings in a systematic and rational manner over the periods in which the entity recognizes the related expenses for which the grant is intended to compensate. Presentation of the grant on the income statement can be either as a component of other income or as a deduction from the related expenses. The standard is effective for annual periods beginning after December 15, 2028 and interim periods within those annual periods. However, the ASU permits early adoption. The Company is considering early adopting the provisions of ASU 2025-10 and is still assessing the impact on its financial statements, including the presentation of its Section 45Z production tax credits.

Emerging Growth Company Status
We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, we need only provide two fiscal years of audited financial statements instead of three. Additionally, the JOBS Act has allowed us the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.
Cash, Cash Equivalents, and Restricted Cash
The Company considers bank money market accounts that are readily available for use to be cash equivalents. Restricted cash consists of amounts held as collateral to satisfy requirements under the Company’s debt facilities. Restricted cash is classified as current when the related restrictions are expected to be released within the next 12 months.
Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$24,408	$24,310
Restricted cash - current	1,210	972
Long-term assets:
Restricted cash - non - current	2,700	2,298
Total cash, cash equivalents, and restricted cash	$28,318	$27,580
Accounts Receivable, Net
Accounts receivable represent amounts due from the sale of products and services for which the Company has an unconditional right to payment. Accounts receivable are stated at net realizable value, net of an allowance for credit losses. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability including past‑due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.
Contract Balances
Contract assets consist primarily of costs and estimated earnings in excess of billings and retainage receivables. Costs and estimated earnings in excess of billings represent unbilled amounts earned and reimbursable under construction contracts and arise when revenues have been recognized but amounts are conditional and have yet to be billed under the terms of the contract. Amounts become billable in accordance with contract terms, generally based on progress toward completion and the achievement of contractual milestones. Cost and estimated earnings in excess of billings amounted to $6,489 and $8,547 as of December 31, 2025 and 2024.
Contract liabilities consist of billings in excess of costs and estimated earnings and other deferred construction revenue. Billings in excess of costs and estimated earnings represent amounts billed to or collected from customers in advance of the satisfaction of the related performance obligations. These amounts are recognized as revenue as the Company satisfies its performance obligations over the remaining contract term.
During the year ended December 31, 2025, the Company recognized revenue of $6,274 that was included in contract liabilities at December 31, 2024. During the year ended December 31, 2024, the Company recognized revenue of $3,746 that was included in contract liabilities at December 31, 2023.

Parts Inventory
Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. Parts inventory is stated at historical cost, which is determined using the average cost method, and is recorded at the lower of cost or net realizable value. An annual review of inventory is performed to identify obsolete items.
Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance, environmental credits held for sale, non-monetary asset and other miscellaneous current assets expected to be realized within one year.

	Year Ended December 31,
	2025	2024
Fuel tax credits receivable	$3,264	$5,639
Prepaid insurance	3,767	4,001
Environmental credits held for sale	3,758	6,466
Other	5,229	7,477
Total prepaid expense and other current assets	$16,018	$23,583
The Company receives non‑cash consideration in the form of RINs and LCFS credits in exchange for dispensing and credit monetization services. Environmental credits held for sale are recognized within current assets. The Company's accounting policy election is to account for environmental credits received as inventory as they are held for sale and not retained for use. The environmental credits received are initially measured at their estimated fair value at contract inception. For internally generated environmental credits, the credits are accounted for as government incentives rather than outputs and, accordingly, no associated value is recorded. These credits are subsequently measured at the lower of cost and net realizable value at each balance sheet date. For the years ended December 31, 2025 and 2024, the Company recorded $17,828 and $10,365 as part of cost of sales - fuel station services in its consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.
Property, Plant, and Equipment, Net
Property, plant, and equipment are recorded at historical cost, except for amounts attributable to asset retirement obligations, which are recorded at their estimated fair value when the obligation is incurred. Direct costs associated with the construction of assets, as well as renewals and betterments that materially improve or extend the useful lives of the assets, are capitalized.
The Company capitalizes costs related to the development and construction of new projects when management determines that there is a significant likelihood that the project will be completed and placed in service for its intended use. This determination is based on the achievement of key milestones, including, but not limited to, the receipt of required permits and the execution of major contracts, such as gas rights agreements, gas transportation arrangements, and engineering, procurement, and construction contracts. Costs incurred prior to the achievement of these milestones are expensed as incurred. Replacements, routine maintenance, and repairs that do not materially improve or extend the useful lives of the respective assets are expensed as incurred. Major maintenance is a component of maintenance expense and encompasses overhauls of internal combustion engines, gas compressors and electrical generators. Major maintenance is expensed as incurred.
The Company capitalizes interest incurred on its general borrowings during the construction period until the related assets are substantially complete and ready for their intended use.
Depreciation is computed using the straight‑line method over the estimated useful lives of the assets as follows:

Plant and equipment	5 - 30 years
CNG/RNG Fueling Stations	10 - 20 years
Construction in progress	N/A
Buildings	40 years
Land	N/A
Service equipment	5 - 10 years
Leasehold improvements	shorter of lease term or useful life
Vehicles	7 years
Office furniture and equipment	5 - 7 years
Computer software	3 years
Land lease - finance lease	Lease term
Vehicles - finance lease	shorter of lease term or useful life
Other	7 years
Construction in progress represents long‑lived assets that are under development and not yet placed into service. Construction in progress is not depreciated until the underlying assets are substantially complete and available for their intended use.
Capital Spares
Capital spares consist primarily of large replacement parts and components for the RNG facilities and power plants. These parts, which are vital to the continued operation of the RNG facilities and power plants and require a substantial lead time to acquire, are maintained on hand for emergency replacement. Capital spares are included in other long-term assets, recorded at historical cost and expensed when placed into service as part of a routine maintenance project or capitalized when part of a plant improvement project.
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount that the carrying amounts of the assets exceed the fair value of the assets. Assets disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Company recorded $— and $2,016 impairment expense for the years ended December 31, 2025 and 2024.
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
Investment in Other Entities
Investment in other entities includes the Company’s interests in certain investees which are accounted for under the equity method of accounting as the Company has determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. The Company’s investments in these nonconsolidated entities are reflected in the Company’s consolidated balance sheets at cost. The amounts initially recognized are subsequently adjusted for the impacts of impairment, capitalized interest and Company’s share of earnings (losses) which are recognized as income from equity method investments in the consolidated statements of operations after adjustment for the effects of any basis differences. Investments are also increased for contributions made to the investee and decreased by distributions from the investee and classified in the statement of cash flows using the cumulative earnings approach.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary, it is written down to estimated fair value in the same period the impairment was identified. For the years ended December 31, 2025 and 2024, the Company did not identify any impairments on its investment in other entities.
Goodwill
Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired in a business combination subject to ASC Topic 805, Business Combinations ("ASC 805"). Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Accounting rules require that the Company test at least annually, or more frequently when a triggering event occurs that indicates that the fair value of the reporting unit may be below its carrying amount, for possible goodwill impairment in accordance with the provisions of ASC Topic 350 Intangibles – Goodwill and Other ("ASC 350"). The Company performs its annual test on December 31.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist primarily of accrued capital expenditures, accrued payroll and related benefits, accrued environmental credit rebates, and other miscellaneous accrued operating expenses. Accrued environmental credit rebates represent the Company's liabilities for dispensing services provided by third-party vendors.

	Year Ended December 31,
	2025	2024
Accrued capital expenditures	$24,629	$23,238
Accrued payroll	7,719	9,580
Accrued environmental credit rebates	4,993	5,391
Accrued expenses and other current liabilities	26,516	26,379
Total accrued expenses and other current liabilities	$63,857	$64,588
Asset Retirement Obligation
The Company records asset retirement obligations when a legal obligation associated with the retirement of a long‑lived asset is incurred and the fair value of the obligation can be reasonably estimated. Asset retirement obligations are initially measured at fair value and recorded as a liability, with a corresponding increase to the carrying amount of the related asset. The capitalized asset retirement costs are depreciated over the useful life of the related asset, and the liability is accreted over time. Periodic accretion of discount of the estimated liability is recorded as a part of depreciation, amortization, and accretion expense.
Asset retirement obligations are classified as Level 3 fair value measurements due to the use of significant unobservable inputs. The Company estimates the fair value of asset retirement obligations using a discounted cash flow approach, which requires assumptions regarding the timing and amount of future cash outflows, inflation rates, and credit‑adjusted discount rates.
Asset retirement obligations are classified as current when settlement is expected within one year and as non-current when settlement is expected to occur beyond one year. The current portion is reflected in accrued expenses and other current liabilities, while the non‑current portion is reflected in other long-term liabilities.

The changes in the asset retirement obligations were as follows as of December 31, 2025:

Balance, December 31, 2024 - current	$2,804
Balance, December 31, 2024 - non-current	5,082
Additional asset retirement obligations acquired/incurred	135
Settlement	(931)
Accretion expense	455
Change in estimate	914
Balance, December 31, 2025 - current and non-current	8,459
Less: current portion	3,167
Total asset retirement obligation, net of current portion	$5,292
The Company estimated the fair value of its asset retirement obligations based on discount rates ranging from 5.8% to 12.0%.
Other Long-term Liabilities
Other long-term liabilities primarily consist of asset retirement obligations and operating lease liabilities. See Note 7. Leases for details.
Deferred Financing Costs
Fees incurred for obtaining new loans or debt restructuring are deferred and amortized to interest expense over the life of the related debt using effective interest method. Unamortized financing costs are written off when the related debt is extinguished. Deferred debt issuance costs are reported as a reduction of the carrying value of the long-term debt in the consolidated balance sheets.
Leases
Lessee
The Company accounts for leases in accordance with ASC Topic 842 Leases ("ASC 842"). The Company’s leases consist primarily of operating leases for site leases on landfills and dairy farms, office facilities, and finance leases for a site lease associated with fuel station and vehicles.
The Company accounts for lease and non‑lease components as a single lease component and does not recognize right‑of‑use assets or lease liabilities for leases with a term of 12 months or less.
Lease payments consist primarily of fixed payments under the arrangement, net of any lease incentives. Variable lease payments in our leases and are not based on an index or rate are not included in the lease liability and are recognized as expense as incurred.
The Company estimates its incremental borrowing rate based on the rate of interest it would have to pay to borrow on a collateralized basis with an equal lease‑payment amount, over a similar term, and in a similar economic environment.
The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company has excluded renewal periods from the right‑of‑use assets and lease liabilities for existing leases because it is not reasonably certain that it will exercise those renewal options. Operating lease costs are recorded within project development and start up costs or cost of sales - RNG fuel for site leases, and within selling, general and administrative for office leases, based on the nature of the underlying activity.
Lease modifications or extensions are assessed to determine whether they represent a separate contract or a change to an existing lease. When a modification does not create a separate lease, the Company remeasures the lease liability using an updated discount rate and adjusts the Right-of-Use ("ROU") asset accordingly.

The Company evaluates right‑of‑use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, if any, are recognized in the period identified.
Lessor
At the inception of a new lease arrangement for which the Company is the lessor, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. All other leases are classified as operating leases. Upon commencement of the sales-type lease, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset.
Fuel provider agreements ("FPAs") are for the sale of brown gas, service and maintenance of sites. The Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing compressed natural gas ("CNG")/RNG to the customer for a determined number of years. The contractual term of these arrangements may include options to extend or terminate the agreement upon the occurrence of certain actions by a government authority or regulatory agency or terminate the agreement and purchase the underlying station for fair market value.
The FPAs contain a lease component for the use of the Fueling Station in addition to the non-lease components related to providing CNG/RNG as well as providing all-inclusive maintenance and warranty services.
The lease components of the FPAs are considered to be operating leases with variable consideration. The adjustments to payments are based on a variety of factors including changes in an index or rate (such as the market price of natural gas and utilities), the amount of fuel dispensed from the station, annual escalators, volume discounts and discounts for tax and environmental credits retained by the Company. The Company excludes taxes assessed by a government authority that are imposed on and concurrent with the FPA transaction collected by the Company from the customer. The Company allocates the contract consideration between the lease component and non-lease components on a relative standalone selling price basis. As per ASC 842, the revenue is recognized in the period earned.
Our FPAs generally do not include any residual value guarantees and Company typically expects the underlying asset to have no residual value following the end of the lease term.
Judgment is required in evaluating whether an arrangement contains a lease, including assessing whether an identified asset exists and whether the Company has the right to control the use of that asset throughout the period of use. This evaluation involves consideration of factors such as the supplier’s substantive substitution rights, the Company’s decision‑making rights over the use of the asset, and whether the Company obtains substantially all of the economic benefits from use of the asset. The Company determines whether an arrangement contains a lease at inception.
Fair Value of Financial Instruments
The fair value of financial instruments, including long-term debt and derivative instruments is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximates fair value due to their short-term maturities.
Fair value measurements are classified and disclosed in one of the following categories:
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
The Company accounts for asset retirement obligations by recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The Company determines the Level 3 fair value measurements using a discounted cash flow model in which cash outflows estimated to retire the asset are discounted to their present value using an expected discount rate.
The carrying value of the Company's long-term debt approximates the fair value because the interest rates are variable and reflective of market conditions. The fair value of debt is estimated using Level 2 inputs.
Derivative Instruments
The Company estimates the fair value of its derivative instruments using available market information in accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"). Derivative instruments are measured at their fair value and recorded as either assets or liabilities unless they qualify for an exemption from derivative accounting measurement such as normal purchases and normal sales. All changes in the fair value of recognized derivatives are recognized currently in earnings, unless the derivative is designated in a qualifying hedging relationship. Changes in the fair value of derivative instruments that do not result in cash receipts or payments in the period of change are presented as reconciling items in the reconciliation of net income to net cash flows from operating activities.
The Company uses interest rate swaps to manage exposure to variability in cash flows associated with changes in interest rates. The Company designates these interest rate swaps as cash flow hedges and applies hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). Hedge effectiveness is assessed at inception and on an ongoing basis to determine whether the hedging relationship is expected to be and has been highly effective. The effective portion of changes in fair value is recorded in Accumulated other comprehensive (loss) income and subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. Any ineffective portion of the changes in fair value of the derivatives is recognized in earnings. The Company’s interest rate swap derivative instruments do not contain an other-than-insignificant financing element. Cash receipts and payments related to interest rate swaps are classified in the consolidated statements of cash flows, consistent with the classification of cash flows related to the economically hedged interest costs. Interest rate swaps were immaterial for the years ended December 31, 2025 and 2024.
Treasury Stock
On January 23, 2023, pursuant to the terms of the Forward Purchase Agreement, the Company repurchased 1,635,783 shares of its Class A common stock from certain investors. The repurchased shares were recorded as treasury stock and are carried at cost of $11,614.
Redeemable Non-controlling Interests
Redeemable non-controlling interests represent the portion of subsidiaries of OPAL Fuels that the Company controls and consolidates but does not own. The Redeemable non-controlling interest represents 144,399,037 Class B Units issued by OPAL Fuels LLC to the prior investors. The Company allocates net income or loss attributable to Redeemable non-controlling interest based on weighted average ownership interest during the period. The net income or loss attributable to Redeemable non-controlling interests is reflected in the consolidated statements of operations.
At each balance sheet date, the mezzanine equity-classified redeemable preferred non-controlling interests are adjusted down to their maximum redemption value if necessary, with an offset in stockholders' deficit.
Revenue Recognition from Contracts with Customers

The Company’s revenue arrangements generally consist of a single performance obligation to transfer goods or services. Payment terms are consistent with standard market practices in the markets the Company serves and do not include a significant financing component. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. All revenue is recognized when, or as the Company satisfies its performance obligations under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when, or as its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The Company allocates the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract.
Environmental Credits
Sales of Environmental Attributes such as RINs, RTCs, RECs and LCFS are generally recorded as revenue when the certificates related to them are delivered to a buyer.
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
The Company may enter into periodic transaction confirmations with Nextera for the sale of RNG generated by its RNG Fuels business, and NextEra may elect to engage the Company to market such RNG in order to generate RINs on its behalf. The Company has concluded that production services and dispensing services represent separate performance obligations within these arrangements. Control of K‑1 RINs transfers either at the point of gas generation or upon delivery of the RINs, and revenue is recognized at the time control is transferred. Consideration allocated to dispensing services is recognized as revenue when the Company satisfies its performance obligation, which occurs upon completion of the required documentation and pairing activities associated with dispensing.
Electricity and Natural Gas Sales
Revenue from the sale of RNG and electricity is recognized based on the actual output delivered to customers at the contractually agreed rates.
Fueling Station Services
OPAL provides operating and maintenance services for both Company‑owned and customer‑owned fueling stations. Revenue from service agreements is recognized over time as the related services are performed.
OPAL is considered the principal in transactions involving the supply of CNG to customers. Although OPAL sources natural gas from third parties, the Company’s equipment converts that gas into CNG—a distinct product—prior to delivery. Revenue from CNG supply is recognized over time as OPAL fulfills its obligation to provide CNG throughout the contract term.
For certain public CNG fueling stations where no contractual arrangement exists with the customer, the Company recognizes revenue at the point in time when the customer takes control of the fuel.
Credit Monetization Services
The Company provides credit monetization services to customers that own renewable gas generation facilities. The Company recognizes revenue from these services as the credits are minted on behalf of the customer. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs or LCFSs received as environmental credits held for sale within current assets based on their estimated fair value at contract inception. When the Company receives RINs or LCFSs as payment for providing credit monetization services, it records the non-cash consideration in prepaid expenses and other current assets based on the fair value of RINs or LCFSs at contract commencement.
Renewable Biomethane Environmental Attributes
During 2022, three wholly‑owned subsidiaries in the Renewable Power portfolio entered into agreements with an Environmental Attribute marketing firm to sell Environmental Attributes associated with renewable biomethane (“ISCC Carbon Credits”) and to purchase brown gas at fixed prices per MMBtu. Regulatory changes adopted by the European Commission, effective November 21, 2024, disqualified biomethane produced outside the European Union from eligibility under the EU Renewable Energy Directive. As a result, all of the Company’s ISCC Carbon Credit agreements were terminated on that date. For the years ended December 31, 2025 and 2024, the Company earned net revenues of $— and $16,286, respectively under this contract which were recorded as part of renewable power revenues in the consolidated statements of operations.
Construction Contracts
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
For the years ended December 31, 2025 and 2024, the third-party construction revenue was recognized over time, and the remainder was for products and services transferred at a point in time.
The Company provides all third-party construction contracts with a warranty, typically for a period of one year after substantial completion of the construction project. Based on the guidance and indicative factors provided by ASC 606, the Company concluded that it offers assurance-type warranties as it does not provide a service to the customer beyond fixing defects that existed at the time of completion. Therefore, these warranties are accounted for under ASC Topic 460, Guarantees, and not as a separate performance obligation.
Generally, the Company estimates warranty costs based on historical claims experience, and other factors. Actual warranty claims may differ from the estimates, and adjustments to the liability are made as necessary. The Company accrued $483 and $171 of warranty reserves under accrued expenses and other current liabilities as of December 31, 2025, and 2024, respectively.
The Company's remaining performance obligations represent the unrecognized revenue value of its contract commitments. The Company's remaining performance obligations may significantly vary each reporting period based on the timing of major new contract commitments. As of December 31, 2025, the Company had a remaining performance obligation of $40,889 of which $34,994 is expected to be recognized within the next 12 months.
OPAL Owned Stations Revenue
The Company owns Fueling Stations for use by customers under fuel sale agreements. The Company bills these customers at an agreed upon price for each gallon sold and recognizes revenue based on the output method. For some public stations where there is no contract with the customer, the Company recognizes revenue at the point-in-time that the customer takes control of the fuel.
For disaggregation of revenue please see Note 10. Reportable Segments and Geographic Information.
Project Development and Start Up Costs
Project development and startup costs include development costs for RNG projects under construction and startup costs incurred during the initial operating phase of new RNG projects, including legal, leasing, virtual pipeline costs and other ramp‑up expenses. These costs are temporary and non-recurring over the project lifetime. Virtual pipeline costs, which represent temporary transportation costs incurred until completion of a permanent pipeline, totaled $13,003 and $14,769 in 2025 and 2024, respectively.

Stock-based Compensation
The Company issues stock-based compensation utilizing stock options, performance units and restricted stock units. In accordance with ASC Topic 718, Stock Compensation ("ASC 718"), stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Expense for stock-based compensation awards that include performance conditions are initially calculated and subsequently remeasured based on the outcome deemed probable of occurring, and recognized over the vesting period, with the ultimate amount of expense recognized based on the actual performance outcome. Forfeitures are recognized as they occur. Please see Note 14. Stock-based Compensation, for additional information.
Net Income per Share
The basic income per share of Class A common stock is computed by dividing the net income attributable to Class A common stockholders by the weighted average number of Class A common stock outstanding during the period.
The Class B common stock and D common stock do not participate in the earnings or losses of the Company and are therefore not considered participating securities. Accordingly, the two‑class method has not been applied.
Income Taxes and Transferrable Tax credits
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are included in other long-term assets and are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
We recognize interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheet. As of December 31, 2025 and 2024, the Company does not have any amounts recorded in connection to uncertain tax positions.
 The Company sells to third-party purchasers certain transferable Investment Tax Credits ("ITCs") that have been generated by the Company from its investments in the Renewable Natural Gas segment. The Company considers expected transfers of the ITC credits in assessing their realizability as part of the valuation allowance analysis. Changes in estimated proceeds from expected credit transfers are recognized as adjustments to the valuation allowance. The Company accounts for ITCs under ASC 740 and has elected the flow‑through method, recognizing the ITC benefit in the period the credit arises.
The Company has determined that it qualifies for clean fuel production tax credits ("PTCs","45z") under the Inflation Reduction Act of 2022 (“IRA”) and the One Big Beautiful Bill Act (“OBBBA”). The PTC credits are recognized as a tax benefit in the period in which production occurs, and the product is sold in a qualifying manner. The tax benefit recognized is determined based on the company's low carbon intensity ("CI") score to date and the expected sales price of the credits.
The credits are recorded within income tax benefit on the consolidated statements of operations.
Vulnerability due to Certain Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, derivative instruments and trade accounts receivable. The Company holds cash, cash equivalents and restricted cash at several major financial institutions, much of which exceeds FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

Significant Customers, Vendors and Concentration of Credit Risk
At December 31, 2025, four customers accounted for 63% of accounts receivable. At December 31, 2024, two customers accounted for 50% of accounts receivable. As of December 31, 2025, there were no concentrations in the volume of business transacted with any individual vendor. As of December 31, 2024, there was one supplier that accounted for approximately 13.9% of the Company’s total purchases.
Refer to FN 10. Reportable Segments and Geographic Information for details on revenue concentration.
3. INVESTMENTS IN OTHER ENTITIES AND VARIABLE INTEREST ENTITIES
The Company’s VIEs consist of landfill or dairy manure RNG facilities that are either under construction or in operation. OPAL’s share of design capacity for these facilities ranges from approximately 43,750 MMBtu to 1,327,140 MMBtu per year. These entities are financed through the Opal Term Loan, the Sunoma Loan, or the Paragon Loan. The Paragon Loan was obtained directly by the joint venture and is not consolidated.
VIEs for which the Company is not the primary beneficiary are accounted for under the equity method. As of December 31, 2025, Sunoma, Central Valley and CMS were consolidated VIEs.
On May 9, 2025, the Company acquired a variable interest in CMS, a joint venture formed with a third party to develop, construct, own, and operate a renewable natural gas facility. The Company holds a 70% membership interest in CMS, and the remaining 30% is held by the third-party partner. Based on an evaluation under ASC Topic 810, Consolidation ("ASC 810"), management determined that CMS is a VIE and that the Company is the primary beneficiary. As a result, CMS has been consolidated in the Company’s financial statements beginning in the second quarter of 2025. At the time of formation of CMS, the Company and the third-party partner made net capital contributions of $4,646 and $1,991, respectively utilized for the purchase of equipment. The carrying value of CMS at formation approximated the aggregate fair value of those assets. A noncontrolling interest ("NCI") of $1,991 was recognized for the portion of CMS not owned by the Company.
The consolidated balance sheets summarize the major consolidated balance sheet items for consolidated VIEs as of December 31, 2025 and 2024. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs. All VIEs are RNG facilities reported under the RNG Fuel Supply segment, and the Company’s interests are primarily equity-based.
The following table presents the Company's ownership interests and carrying values of Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Land2Gas	Paragon	Total
Percentage of ownership	50%	50%	20%	50%	50%
Balance at December 31, 2024	$19,536	$21,097	$1,760	$16,384	$164,817	$223,594
Balance at December 31, 2025	$19,864	$20,755	$594	$36,554	$153,456	$231,223
As of December 31, 2025 and 2024, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $122,165 and $129,060, respectively. This basis difference primarily relates to the gain recognized upon the deconsolidation of certain RNG project entities, which increased the Company’s investment basis. The Company determined that this basis difference is attributable to construction in progress and will be amortized over the related assets’ estimated useful life of 20 years beginning when the assets are placed in service. The amortization of this basis difference, which reduces equity in earnings, was $6,895 and $5,835 and reflected in Income from equity method investments in the consolidated statements of operations for the year ended December 31, 2025 and 2024, respectively.
The following table summarizes the income from equity method investments:

	Year Ended December 31,
	2025	2024
Revenue	$112,917	$111,296
Gross profit	27,665	45,803
Net income	$9,719	$36,100
A summary of financial information for the assets and liabilities in equity method investees in the aggregate is as follows:

	December 31, 2025	December 31, 2024
Current assets	$27,566	$10,554
Noncurrent assets	305,900	121,934
Total assets	333,466	132,488
Current liabilities	35,874	15,993
Noncurrent liabilities	81,288	24,612
Total liabilities	$117,162	$40,605
The Company’s maximum exposure to loss is limited to its equity investment in the unconsolidated entities.
4. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net, consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Plant and equipment	$322,123	$317,926
Construction in progress	203,312	169,571
CNG/RNG fueling stations (1)	90,453	68,899
Finance leases	2,725	9,550
Other	10,064	9,688
	628,677	575,634
Less: accumulated depreciation (2)	(133,043)	(117,376)
Property, plant, and equipment, net	$495,634	$458,258
(1) Includes $87,888 and $68,899 lessor operating lease right of use assets as of December 31, 2025 and 2024, respectively.
(2) Includes $18,399 and $14,569 lessor operating lease accumulated depreciation for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, construction in progress primarily consisted of capital expenditures related to the development of RNG generation facilities as well as RNG dispensing facilities.
Depreciation expense on property, plant, and equipment for the years ended December 31, 2025 and 2024 was $21,582 and $17,176, including lessor operating lease depreciation of $4,225 and $3,515, respectively.
5. GOODWILL
The following table summarizes the changes in goodwill, if any, by reporting segment from the beginning of the period to the end of the period:

	RNG Fuel Supply	Fuel Station Services	Total
Balance December 31, 2024	$51,155	$3,453	$54,608
Balance December 31, 2025	$51,155	$3,453	$54,608
The results of the qualitative assessment indicated that the fair value of the Company’s reporting units exceeded their carrying amounts as of the measurement date, resulting in no impairment loss as of December 31, 2025.
6. LOANS
The following table summarizes the borrowings under the various loan facilities as of December 31, 2025 and 2024:

	Effective interest rate as of December 31, 2025	December 31, 2025	December 31, 2024
OPAL Term Loan	8.8%	$321,618	$271,617
Revolving Loan	7.0%	20,000	15,000
Sunoma Loan	8.9%	19,090	20,846
Equipment Loan	7.1%	559	—
Less: unamortized debt issuance costs		(9,142)	(9,839)
Less: current portion of long-term loans		(15,062)	(12,621)
Total long-term loan		$337,063	$285,003
As of December 31, 2025, principal maturities of debt are expected as follows, excluding any undrawn debt facilities:

Fiscal year:
2026	$15,062
2027	15,087
2028	318,191
2029	2,395
2030	2,589
Thereafter	7,943
$361,267
Opal Term Loan
On September 1, 2023, the Company restructured its existing credit agreement and entered into a new senior secured credit facility (the "Credit Agreement") with OPAL Fuels Intermediate Holding Company LLC (“OPAL Intermediate Holdco”) as the borrower ("Borrower"), direct and indirect subsidiaries of the Borrower as guarantors (the “Guarantors”), group of banks as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for up to $450,000 of initial and delayed draw term loans (with such delayed draw term loans available for up to 18 months after closing) and $50,000 of revolving loans. The amounts outstanding under the Credit Agreement are secured by the assets of the indirect subsidiaries of OPAL Intermediate Holdco. The outstanding loans under the Credit Agreement initially bear interest at an annual rate of Term SOFR plus margin. The margin increases over time: 3.5% for years 0–3, 3.75% for years 3–4, and 4.0% thereafter. Commitment fee accrues on the daily unused amount at 0.75% per annum. Commencing March 31, 2025, the outstanding principal amount of the term loans was scheduled to amortize at a rate of 1% per quarter and the Borrower is obligated to pay a leverage based cash sweep ranging from 25% to 100% of distributable cash of Borrower and the Guarantors, and subject to certain other mandatory prepayment requirements. The term and revolving loans mature on September 1, 2028.
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
The Credit Agreement includes certain customary and project-related affirmative and negative covenants, including restrictions on distributions, and events of default, which include payment defaults breaches of covenants, changes of control, materially incorrect or misleading representations or warranties, bankruptcy or other events of insolvency and certain project-related defaults. Additionally, the OPAL Term Loan contains restrictions on distributions and additional indebtedness. On March 3, 2025, the Company entered into the first amendment of the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment changes certain covenants, extends the availability period for delay draw term loans under the Credit Agreement through March 5, 2026, and extends the commencement of repayment of such term loans until March 31, 2026. The Credit Agreement Amendment was accounted for as a modification during the year ended December 31, 2025.
As of December 31, 2025, the Company had utilized $14,577 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
Sunoma Loans
On July 19, 2022, Sunoma, an indirect wholly-owned subsidiary of the Company, completed the conversion of the construction loan into a permanent loan with aggregate principal amount of $23,000. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at annual fixed rates of 7.8%, and 8.2% per annum during the term. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma.
The Company also utilized $927 for the issuance of letters of credit to support the operations. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25.
The Company also entered into three equipment loans to finance the purchase of certain machinery. These loans are secured by the underlying machinery and have maturities ranging from 2026 to 2028.

7. LEASES
Lessor Contracts
Power Purchase Agreements
Power purchase agreements ("PPAs") are for the sale of electricity generated at our Renewable Power facilities. All of our Renewable Power facilities operate under fixed pricing or indexed pricing based on market prices. Two of our Renewable Power facilities provide the purchaser with the right to use the power plant during the contract term and are classified as operating leases.
Fuel Provider Agreements
Fuel provider agreements ("FPAs") are for the sale of brown gas, service and maintenance of sites. The Company is contracted to design and build a Fueling Station on the customer's property in exchange for the Company providing CNG/RNG and related services to the customer for a determined number of years. The majority of our FPAs include a lease component that provides the customer with the right to use the Fueling Stations and these arrangements are classified as operating leases.
On September 26, 2025, the Company amended its agreement with a customer to extend the lease term through October 31, 2031, with automatic annual renewals unless either party provides notice. The customer holds a purchase option to acquire the underlying CNG equipment for $1, which the Company is reasonably certain will be exercised. The arrangement includes variable lease payments based on CNG volumes dispensed that are not based on an index or rate. As part of the lease modification, the Company reclassified $2,050 of previously accrued lease receivables as a deferred lease incentive, which will be recognized as a reduction of lease income over the amended lease term. The modification did not change the lease’s classification as an operating lease.
Sales-Type Leases
In 2025, the Company entered into FPAs with customer in Canada and determined that these arrangements meet the criteria for classification as sales‑type leases. At lease commencement, the underlying assets were derecognized and a lease receivable was recorded at the present value of future lease payments, discounted using the rate implicit in the lease. At that time, $7,734 was recognized within fuel station services revenues and $6,363 was recorded in cost of sales - fuel station services.
As of December 31, 2025, a maturity analysis of lease receivables reflecting undiscounted cash flows to be received on an annual basis are as follows:

Fiscal year:
2026	$1,557
2027	1,596
2028	1,636
2029	1,677
2030	1,719
Thereafter	9,261
Total undiscounted cash flows	17,446
Less: Discount based on implicit rate	9,681
Plus: Unguaranteed residual asset	459
Net investment in sales-type lease	$8,224

Lessee Contracts
Site Leases
The Company, through its indirectly owned subsidiaries, enters into long‑term site leases on landfills and dairy farms for the construction and operation of its RNG generation facilities. While most site leases require immaterial lease payments, the Company has three material operating lease arrangements within its Central Valley project: one site at the MD Digester (“MD”) and two sites at the VS Digester (“VS1” and “VS2”).
The MD and VS1 site leases became effective in March 2021 and extend through the 20‑year anniversary of the respective Commercial Operation Date (“COD”). Rent payments are fixed over the lease term commencing on the Effective date.
The VS2 site lease became effective in July 2023 and continues through the 20‑year anniversary of COD. Rent payments include fixed 5% escalations beginning on the fifth anniversary of COD and every fifth anniversary thereafter. Rent does not commence until the calendar quarter in which COD occurs, resulting in a rent‑free period between the Effective Date and COD.
These three leases automatically renew for successive two‑year periods, up to a maximum total lease term of 34 years and 11 months from the respective Effective Date. Either party may elect not to renew by providing written notice before the end of the then‑current term and each lease includes termination rights if COD is not achieved within a reasonable period.
During the year ended December 31, 2024, the Company revised the commercial operation date for its leases for MD, VS1 and VS2 which changed the lease term for those leases. The Company treated this as a lease modification and increased its right-of-use asset and corresponding lease liability by $1,109 on its consolidated balance sheets as of December 31, 2024, using the incremental borrowing rate from 7.28% to 7.53%.
The Company also has one site lease associated with one of its FPAs, which it classified as a finance lease based on the terms of the arrangement. During the year ended December 31, 2025, the Company derecognized the ROU asset and corresponding lease liability associated with this lease following a formal release from all future lease obligations by the vendor under the current agreement. The ROU asset had a carrying value of approximately $5,397 at the time of termination. The derecognition resulted in a $600 gain recognized in Other income.
Office Lease
The Company leases office and warehouse space under an operating lease that originally commenced on January 16, 2015. The expiration date of the lease is January 31, 2028 the Company has a single 36‑month renewal option, exercisable through written notice. The lease includes scheduled base rent escalations of 4% annually.
Vehicle Leases
The Company leases vehicles primarily used to perform service and maintenance activities for Fueling Stations operated by OPAL Fuels Station Services, as well as for facility maintenance within its Renewable Power and RNG subsidiaries. The total lease payments represent substantially all of the fair value of the underlying assets and therefore they are recorded as finance leases.
Right-of-use assets and Lease liabilities as of December 31, 2025 and 2024 are as follows:

	Location in Balance Sheet	December 31, 2025	December 31, 2024
Assets:
Operating leases	Other long-term assets	$13,057	$12,731
Finance leases	Property, plant and equipment, net	2,725	9,550
Total lease right-of-use assets		15,782	22,281

Liabilities:
Short-term operating leases	Accrued expenses and other current liabilities	768	780
Short-term finance leases	Accrued expenses and other current liabilities	1,245	2,584
Long-term operating leases	Other long-term liabilities	12,537	12,155
Long-term finance leases	Other long-term liabilities	1,565	7,558
Total lease liabilities		$16,115	$23,077
The table below presents components of the Company's lease expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Operating lease expense	$1,652	$1,610
Amortization of right-of-use assets - finance leases	1,493	1,923
Interest expense on lease liabilities - finance leases	292	595
Total	$3,437	$4,128
During the years ended December 31, 2025 and 2024, the Company’s weighted‑average remaining lease terms and weighted‑average discount rates were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	19.4 years	20.6 years
Finance leases	2.5 years	5.9 years
Weighted average discount rate
Operating leases	7.4%	7.0%
Finance leases	7.5%	6.7%
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of December 31, 2025:

	Operating Leases	Finance Leases	Total
Fiscal year:
2026	$1,628	$1,389	$3,017
2027	1,701	1,055	2,756
2028	1,180	471	1,651
2029	1,129	129	1,258
2030	1,129	80	1,209
Thereafter	18,267	—	18,267
Total undiscounted cashflows	25,034	3,124	28,158
Less: Discount based on incremental borrowing rate	11,729	314	12,043
Total lease liabilities	$13,305	$2,810	$16,115
Short‑term lease expense was immaterial for the years ended December 31, 2025 and 2024.

8. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Commodity Swap Contracts
The Company utilizes commodity swap contracts to hedge against the unfavorable price fluctuations in market prices of electricity and natural gas. The Company does not apply hedge accounting to these contracts. These contracts are considered to be Level 2 instruments in the fair value hierarchy.
The Company entered into an International Swaps and Derivatives Association (“ISDA”) agreement with NextEra, a related party in November 2022. Pursuant to the agreement, in December 2024 the Company entered in 15-month pay variable, receive fixed cash settled electricity commodity swap with NextEra. The Company will receive Fixed Price $56.15 per MWh and pay Floating Price. Total notional quantity of the contract is 10,919 MWh. The Company applies fair value accounting under ASC 815 for this transaction.
During the year ended December 31, 2025, the Company entered into multiple ISDA agreements with various banks for pay-variable, receive-fixed, cash-settled natural gas commodity swaps with fixed prices ranging from $3.88 to $4.53 per MMBTU and total notional quantity of 7,200,000 MMBTUs. The Company applies fair value accounting under ASC 815 for these transactions.
The following table summarizes the effect of commodity swaps on the consolidated statements of operations for the years ended December 31, 2025 and 2024:

		Year Ended December 31,
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized	2025	2024
Commodity swaps - realized (loss) gain	Revenues - Renewable Power	$(79)	$761
Commodity swaps - unrealized (loss) gain	Revenues - Renewable Power	(20)	(704)
Commodity swaps - realized gain	Revenues - RNG Fuel	2,444	—
Commodity swaps - unrealized gain	Revenues - RNG Fuel	2,082	—
Total realized and unrealized gain		$4,427	$57
The following table summarizes the derivative assets and liabilities related to commodity swaps as of December 31, 2025 and 2024:

	Fair Value
	December 31, 2025	December 31, 2024	Location of Fair value recognized in Balance Sheet
Derivatives not designated as hedging instruments:
Current portion of unrealized gain commodity swaps	$1,933	$—	Prepaid expense and other current assets
Current portion of unrealized loss commodity swaps	(92)	(9)	Accrued expenses and other current liabilities
Non - current portion of unrealized gain commodity swaps	149	—	Other long-term assets
Non - current portion of unrealized loss commodity swaps	—	(63)	Other long-term liabilities
Total commodity swaps - unrealized gain (loss)	$1,990	$(72)
There were no amounts offset in the consolidated balance sheets as of the period-end dates. In addition, there were no collateral balances with counterparties outstanding as of the period-end dates.

Convertible Note Receivable
In July 2024, the Company purchased a $750 convertible note with a 12‑month term, which is classified as available‑for‑sale and measured at fair value with changes recognized in earnings. The note was a Level 3 financial instrument, and its fair value was presented as a separate line item in the consolidated balance sheets. As of December 31, 2024, the note’s fair value was $760, with changes in fair value (including interest income) recorded in other income. In the third quarter of 2025, the investee underwent an exit event, the note has been paid and the Company received $1,377 in cash proceeds, with an additional $198 held in escrow and recorded in prepaid expenses and other current assets.
Recurring Fair Value Measurements
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2025 and 2024.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2025 and 2024, set forth by level, within the fair value hierarchy:

	Fair value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,969	$—	$—	$22,969
Commodity swap contracts	$—	$2,082	$—	$2,082

	Fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,786	$—	$—	$19,786
Convertible note receivable	—	—	760	760
Liabilities:
Commodity swap contracts	$—	$72	$—	$72

9. RELATED PARTIES
Related parties are represented by Fortistar LLC ("Fortistar") and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra.
Redeemable Preferred Non-controlling Interests
Upon completion of the transaction contemplated by the Business Combination Agreement dated December 2, 2021, by and among ArcLight, OPAL Fuels LLC, and OPAL HoldCo ("Business Combination"), the Company assumed Series A preferred units issued to Nextera. Series A preferred units became issued and outstanding at OPAL Fuels and were recorded as redeemable preferred non-controlling interests. The holder’s redemption option became exercisable on November 29, 2025, and NextEra provided written notice of its intent to exercise the redemption option during the fourth quarter of 2025. See Note 11. Redeemable Non-controlling Interest, Redeemable Preferred Non-controlling Interest and Stockholders' Deficit, for additional information.
As of December 31, 2025 and 2024, there was no accrued preferred dividends payable.
Purchase and Sale Agreement for Environmental Attributes
The Company is party to a purchase and sale agreement with NextEra under which it sells a minimum of 90% of environmental attributes generated by the RNG Fuels business. Proceeds are based on agreed pricing net of a specified discount, and certain quarterly volumes incur an additional fee per attribute.
On March 26, 2025, the Company entered into a North American Energy Standards Board (“NAESB”) Base Contract with NextEra for the sale of RNG ("Green Gas Contract"). Transaction confirmations were executed in March, June, and September and December 2025.
Under this contract, the Company could enter into transaction confirmations on a periodic basis for the sale of RNG generated by the RNG Fuels business and NextEra could elect to utilize the Company to market such RNG to generate RINs for NextEra.The Company concluded that production and dispensing services represent separate performance obligations. Control over K-1 RINs transfers at the time of gas generation or upon delivery of the RINs. Revenue is recognized at the time control is transferred. The consideration associated with dispensing services is recognized into revenue by the Company when it satisfies its performance obligation by pairing the paperwork associated with the dispensing.
Commodity Swap Contracts under ISDA and REC Sales Contracts
The Company entered into an ISDA agreement with NextEra in November 2019. Pursuant to the agreement, the Company entered into commodity swap contracts on a periodic basis. Please see Note 8. Derivative Financial Instruments and Fair Value Measurements for additional information. Additionally, the Company has contracts to sell RECs and capacity to NextEra on multiple Renewable Power facilities at market price. The Company records the realized and unrealized gain (loss) on these commodity swap contracts as well as RECs and capacity sales as part of renewable power revenues.
Revenues Contracts with Equity Method Investment Entities
The Company's wholly owned subsidiary, OPAL Fuel Station Services contracted with Pine Bend RNG LLC ("Pine Bend"), Noble Road RNG LLC ("Noble Road"), Emerald RNG LLC ("Emerald"), Sapphire RNG LLC ("Sapphire"), Atlantic RNG LLC ("Atlantic") and GREP BTB Holdings LLC ("GREP") to dispense RNG and to generate and market resulting RINs. The Company receives non-cash consideration in the form of RINs or LCFSs for providing these services and recognizes the RINs and LCFSs received in prepaid expenses and other current assets based on their estimated fair value at contract inception. Additionally, OPAL Fuel Station Services provides the same services to all wholly-owned subsidiaries of the Company. The revenues earned from the wholly-owned entities are fully eliminated in the consolidated financial statements. The term of these contracts each runs for a term of 10 years.
Service Agreements with Related Parties
The Company has service arrangements with Fortistar LLC and its affiliate Costar Partners LLC (“Costar”), which are related parties due to common ownership and control.

Fortistar provides services to the Company under a management, operations, and maintenance services agreement (“Administrative Services Agreement”). Fees are based on actual time incurred at contractually agreed rates and include a fixed annual payment of $580, adjusted annually for inflation. The Company also receives credits for any services provided by its employees to Fortistar.
Costar provides information technology (“IT”) support services, software licensing, and infrastructure management. Fees are based on actual costs incurred and per‑user licensing charges.
In 2025, the Company amended its Administrative Services Agreement to provide operational and project support services to Wasatch RNG, an affiliate of Fortistar, in exchange for service fees and expense reimbursements.
During the first quarter of 2025, the CFO of Fortistar, served as Interim CFO of the Company. Pursuant to the Interim Services Agreement, the Company paid Fortistar an agreed hourly rate, such that the monthly fee did not exceed $50, on a cumulative basis.
The following table summarizes revenues recorded from related parties:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$67,643	$42,874	$—	$68,416	$36,131	$—
Commodity swaps (2)	—	—	6,822	—	—	6,912
Environmental processing (3)	—	8,805	—	—	9,677	—
Service agreements (4)	396	—	—	—	—	—
Total	$68,039	$51,679	$6,822	$68,416	$45,808	$6,912
(1) Represents RIN and LCFS sales to NextEra. Includes revenues of $21,220 and $— recognized under the Green Gas Contract, which were recorded within RNG fuel revenues for the years ended December 31, 2025 and 2024, respectively.
(2) Represents revenue earned under ISDA, REC and capacity sales agreements with NextEra
(3) Represents environmental processing fees earned under agreements with equity method investments, related to the generation and marketing of RINs and LCFS.
(4) Represents management fees earned under an agreement with Fortistar.
The following table summarizes the various fees recorded under the agreements described above which are included in selling, general and administrative expenses:

	Year Ended December 31,
	2025	2024
Staffing and management services	$2,050	$2,082
Rent - fixed compensation	720	711
IT services	4,133	3,112
Total	$6,903	$5,905
The following table presents the various balances for related parties included in our consolidated balance sheets as of December 31, 2025 and 2024:

	Location in Balance Sheet	December 31, 2025	December 31, 2024
Assets:
Trade AR - NextEra	Accounts receivable, net of allowance	$12,626	$14,522
Other	Accounts receivable, net of allowance	692	—
Total receivables - related party		13,318	14,522
Liabilities:
Payables to equity method investment entities	Accounts payable	8,450	6,946
Other	Accounts payable	501	986
Total liabilities - related party		$8,951	$7,932

10. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company is organized into three operating segments based on the characteristics of its renewable power generation, dispensing portfolio, production and sale of renewable gas, and nature of other products and services.
Our reportable segments disclosure is aligned with the information and internal reporting provided to our Chief Operating Decision Makers (“CODM”). Our Co-CEOs jointly fulfill the role of the CODM. The CODM evaluates performance based on segment net income. For all of the segments, the CODM uses segment net income in the annual budgeting and monthly forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for segment net income on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.
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
◦Third-party CNG construction of fueling stations - design/build and serve as general contractor for typically guaranteed maximum price or fixed priced contracts for customers usually lasting less than one year.
◦RNG and CNG fuel dispensing stations for vehicle fleets - This includes both the dispensing and sale of brown gas and the environmental credit generation and monetization. The Company operates Fueling Stations that dispense gas for vehicles. This also includes the development and construction of these facilities.
•Renewable Power. The Renewable Power segment generates renewable power and associated environmental credits through methane-rich landfills which is then sold to public utilities throughout the United States. The Renewable Power portfolio operates primarily in Southern California.
•Corporate. Corporate consists of activities managed and maintained at the Company’s corporate level that are not attributable to, nor allocated among, the Company’s reportable segments. These costs primarily consist of executive, accounting, finance, and sales support activities, as well as stock-based compensation. Corporate expenses are presented separately as they do not reflect the operating performance of the Company’s reportable segments.
During the fourth quarter of 2025, the Company changed the presentation of information reviewed by the CODM to allocate certain Corporate general and administrative costs, including consulting, insurance, and payroll expenses, to the related reportable segments. Segment information has been retrospectively revised to reflect this change. For the year ended December 31, 2024, amounts reallocated from Corporate to RNG Fuel, Fuel Station Services, and Renewable Power were $10,737, $1,831, and $4,165, respectively.
For the year ended December 31, 2024, substantially all of the Company’s assets and revenue‑generating activities were domiciled in the United States, except for ISCC Carbon Credit agreements. All of the Company’s ISCC Carbon Credit agreements were terminated during 2024. During the year ended December 31, 2025, Fuel Station Services entered into a sales‑type lease in Canada (see Note 7. Leases for additional details). All other assets and revenue-generating activities were domiciled in the United States for the year ended December 31, 2025.

Transactions between reportable segments are accounted for using market‑based pricing. Intersegment revenues and expenses are eliminated in consolidation.
The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income for the year ended December 31, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$101,656	$214,551	$32,768	$348,975	$—	$348,975
Intersegment revenues	553	20,220	—	20,773	—	20,773
	102,209	234,771	32,768	369,748	—	369,748
Reconciliation of Revenue
Elimination of intersegment revenues						(20,773)
Total revenues	101,656	214,551	32,768	348,975	—	348,975

Segment and Corporate Expenses
Less: (1)
Cost of sales	49,282	166,778	26,734	242,794	—	242,794
Income from equity method investments	(2,627)	—	—	(2,627)	—	(2,627)
Interest and financing expense, net	26,316	36	(78)	26,274	—	26,274
Project development and startup costs	14,942	—	—	14,942	—	14,942
Depreciation, amortization, and accretion	12,062	6,407	4,001	22,470	—	22,470
Other corporate expenses	—	—	—	—	38,226	38,226
Stock-based compensation	—	—	—	—	6,499	6,499
Other segment items (2)	10,233	3,033	3,466	16,732	—	16,732
Segment (loss) income	(8,552)	38,297	(1,355)	28,390	(44,725)	(16,335)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						52,746
Net income						$36,411
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown in the line Cost of sales and no intersegment profit was recognized
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - gain on RNG dispensing and payroll
•Renewable Power - payroll, consulting, insurance and other expenses

The following table reflects certain other financial data for the reportable segments as of December 31, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$231,223	$—	$—	$231,223	$—	$231,223
Segment assets	$675,988	$196,853	$28,740	$901,581	$57,888	$959,469
For the year ended December 31, 2025, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$42,991	$26,656	$1,092	$70,739	$—	$70,739
The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income for the year ended December 31, 2024:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$88,420	$166,875	$44,677	$299,972	$—	$299,972
Intersegment revenues	518	18,948	—	19,466	—	19,466
	88,938	185,823	44,677	319,438	—	319,438
Reconciliation of Revenue
Elimination of intersegment revenues					—	(19,466)
Total revenues	88,420	166,875	44,677	299,972	—	299,972

Segment and Corporate Expenses
Less: (1)
Cost of sales	38,552	128,804	32,495	199,851	—	199,851
Income from equity method investments	(13,235)	—	—	(13,235)	—	(13,235)
Interest and financing expense, net	19,574	168	(132)	19,610	—	19,610
Project development and start up costs	19,109	—	—	19,109	—	19,109
Depreciation, amortization and accretion	8,252	5,612	4,021	17,885	—	17,885
Other corporate expenses	—	—	—	—	28,137	28,137
Stock-based compensation	—	—	—	—	6,452	6,452
Other segment items (2)	10,737	614	5,393	16,744	—	16,744
Segment income (loss)	5,431	31,677	2,900	40,008	(34,589)	5,419

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						8,906
Net income						$14,325
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown in line Cost of sales and no intersegment profit was recognized
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - payroll expenses, gain on RNG dispensing and asset impairment
•Renewable Power - payroll, consulting, insurance and other expenses, and asset impairment
The following table reflects certain other financial data for the reportable segments for the year ended December 31, 2024:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$223,594	$—	$—	$223,594	$—	$223,594
Segment assets	$635,927	$179,304	$30,517	$845,748	$35,329	$881,077
For the year ended December 31, 2024, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$108,825	$18,414	$—	$127,239	$—	$127,239
The following table reflects revenues from external customers by type for the reportable segments:

	Year Ended December 31,
	2025	2024
RNG Fuel
Brown gas sales	$13,652	$4,745
Environmental attributes	86,315	82,317
Other	1,689	1,358
Total RNG Fuel	101,656	88,420
Fuel Station Services
OPAL owned stations	20,957	17,659
Environmental attributes	51,305	41,726
RNG marketing (1)	43,947	34,593
Third party station service and maintenance	27,976	24,984
Construction	49,040	39,767
Lease revenues (2)	21,326	8,146
Total Fuel Station Services	214,551	166,875
Renewable Power
Electricity sales	21,960	22,713
Environmental attributes (3)	6,467	17,484
Capacity	3,214	3,109
Lease revenues (4)	932	970
Other (5)	195	401
Total Renewable Power	32,768	44,677

Total revenues	$348,975	$299,972

Revenue from contracts with customers	$326,717	$290,856
Revenue from lease arrangements	$22,258	$9,116

(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements where we determined that we transferred the right to control the use of the station to the purchaser. Includes sales-type lease revenues of $7,734 and $— respectively, for the years ended December 31, 2025 and 2024, from customers domiciled outside of United States. All remaining lease revenue relates to operating leases.
(3) Includes revenues of $— and $16,286 respectively, for the years ended December 31, 2025 and 2024, from customers domiciled outside of United States.
(4) Renewable Power operating lease revenue relates to revenue from power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.
(5) Includes management fee revenues earned from management of operations of equity method entities
The tables below outline the revenue from customers that comprise 10% or more of our consolidated revenue, along with their respective percentages of revenue by each segment.

	Year Ended December 31,
	2025		2024
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	67,643	19.4%	$68,416	22.8%
Fuel Station Services	42,874	12.3%	36,131	12.0%
Renewable Power	6,822	2.0%	6,912	2.3%
Total	$117,339	33.7%	$111,459	37.1%

	Year Ended December 31,
	2025		2024
Customer B	Revenue	Percentages of total revenue	Revenue	Percentage of total revenue
Fuel Station Services	$—	—%	$42,028	14.0%

11. REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
Common Stock
As of December 31, 2025, the Company is authorized to issue 340,000,000 shares of Class A common stock, 160,000,000 shares of Class B common stock, 160,000,000 shares of Class C common stock, and 160,000,000 shares of Class D common stock.
Shares of Class B and Class D common stock do not have any economic value except voting rights as described below.
On April 23, 2025, our ultimate controlling stockholder, Fortistar, through its subsidiary OPAL Holdco LLC, exchanged 50,000,000 shares of Class D common stock of the Company held by it, each of which is entitled to five votes per share on all matters on which stockholders generally are entitled to vote, for an equal number of shares of newly issued Class B common stock of the Company, each of which is entitled to one vote on such matters. This transaction had no effect on the economic interest in the Company held by Fortistar.
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
Redeemable Preferred Non-controlling Interests
Upon completion of the Business Combination, the Company effectively assumed the Series A‑1 and Series A preferred units previously issued by OPAL Fuels LLC to Hillman and NextEra, respectively. Following the transaction, these preferred units were presented as redeemable preferred non-controlling interests in the Company’s consolidated financial statements.
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2024 to December 31, 2025:

	Series A-1 preferred units		Series A preferred units		Total
	Units	Amount	Units	Amount
Balance, December 31, 2024	300,000	$30,000	1,000,000	$100,000	$130,000
Preferred dividends attributable to redeemable non-controlling interest	—	2,012	—	6,706	8,718
Preferred dividends attributable to Class A common stockholders	—	404	—	1,347	1,751
Payment of preferred dividends	—	(2,416)	—	(8,053)	(10,469)
Balance, December 31, 2025	300,000	$30,000	1,000,000	$100,000	$130,000
Terms of Redeemable Preferred Units
The Series A and Series A-1 preferred units (together the “Preferred Units”) have substantially the same terms and features which are listed below:
Voting: The Series A-1 preferred units to Hillman do not have any voting rights. The Series A preferred units issued to NextEra have limited rights to prevent the Opal Fuels LLC from taking certain actions including (i) major issuances of new debt or equity (ii) executing transactions with affiliates which are not on an arm's-length basis (iii) major dispositions of assets and (iv) major acquisitions of assets outside of the primary business.
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
Redemption and conversion: At any time after issuance, the Company may redeem the Preferred Units for a price equal to original issue price of $100 per unit plus any accrued and unpaid dividends. Holders of the Preferred Units may redeem for an amount equal to original issue price of $100 per unit plus any accrued and unpaid dividends upon (i) occurrence of certain change in control event (ii) at the end of four years from the date of issuance, except that the Preferred Units issued to Hillman can only be redeemed 30 days after the fourth year anniversary of the first issuance of Preferred Units to NextEra. The maturity date is determined to be the date at which the holder’s redemption option becomes exercisable as this is the date in which both the Company and the holder may redeem the preferred units. The maturity date was November 29, 2025. NextEra provided such written notice during the fourth quarter of 2025, and the Company has 90 days from the date of notice to respond in accordance with the terms of the Series A preferred units. The Company must also redeem all NextEra Series A preferred units on which the redemption option has been exercised prior to redeeming any Hillman Series A-1 preferred units.
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
Subsequent to December 31, 2025, the Company redeemed the Series A preferred units in connection with the sale of Series A preferred units to Preferred Fuels LLC. See Note 16. Subsequent Events for additional details regarding these transactions. In connection with these transactions, on March 6, 2026, OPAL Fuels LLC approved and adopted an Amended and Restated Certificate of Designations of Series A Preferred Units (the "Amended Series A Certificate of Designations"). Among other things, the Amended Series A Certificate of Designations increased the dividend rates to 12% per annum (compounding quarterly) with a partial payment-in-kind option, revised the mandatory redemption provisions (including the addition of redemption triggers upon certain events or after the fifth anniversary of the issuance date), added enhanced protective covenants and transfer restrictions, and updated certain other terms and definitions to reflect the current transaction structure. Additionally, Preferred Fuels LLC has the right, but not the obligation, to appoint a single director to the Board of the Company if OPAL Fuels LLC fails to redeem any Series A preferred units within 90 days of the date on which Preferred Fuels LLC requests mandatory redemption of such Series A preferred units.
Redeemable preferred non-controlling interests have been presented as mezzanine equity in the consolidated statements of changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' deficit. The conversion feature does not represent a derivative.
Redeemable Non-controlling Interests
Upon consummation of the Business Combination, OPAL Fuels and its members caused the existing limited liability company agreement to be amended and restated. In connection therewith, all of the common units of OPAL Fuels LLC issued and outstanding immediately prior to the Business Combination were re-classified into 144,399,037 Class B Units. Each Class B Unit is paired with a single share of Class B or Class D of common stock issued by the Company. Each share of Class B common stock is exchangeable for one share of Class A common stock and each share of Class D common stock is exchangeable for one share of Class C common stock. Upon an exchange for Class A or Class C common stock, the Company has the option to redeem shares for cash at their market value.
Redeemable non-controlling interests have been presented as mezzanine equity in the consolidated statements of changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' deficit. As of December 31, 2025, the Company recorded $130,718 to adjust the carrying value to their redemption value based on a five-day VWAP of $2.62 per share.
12. NET INCOME PER SHARE
The following table summarizes the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2025	2024
Net income attributable to Class A common stockholders basic and diluted	$4,283	$561

Weighted average number of shares of Class A common stock - basic	28,138,140	27,617,335
Effect of dilutive RSUs and options	1,114,190	77,315
Weighted average number of shares of Class A common stock - diluted	29,252,330	27,694,650

Net income per share of Class A common stock
Basic	$0.15	$0.02
Diluted	$0.15	$0.02
The basic income per share for the year ended December 31, 2025 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
Additionally, the diluted income per share of Class A common stock for the years ended December 31, 2025 and 2024 does not include Redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of December 31, 2025. It also excludes redeemable non-controlling interests for the years ended December 31, 2025 and 2024.
For the periods in which EPS is presented, the following securities were excluded from the computation of diluted EPS since their impact would have been antidilutive:

	As of December 31,
	2025	2024
Stock Options	483,502	498,661
Unvested PSUs	1,936,307	716,650
Unvested RSUs	1,046,342	1,761,558
OPAL Fuels Class B Units	144,399,037	144,399,037
13. INCOME TAXES
As a result of the Company’s up-C structure effective with the Business Combination, the Company expects to be a tax-paying entity. However, as the Company has historically been loss-making, any deferred tax assets created as a result of net operating losses and other deferred tax assets for the excess of tax basis in Opal Fuels Inc.'s investment in Opal Fuels LLC are offset by a full valuation allowance. Prior to the Business Combinations, Opal Fuels LLC and its subsidiaries were organized as a limited liability company, with the exception of one partially-owned subsidiary which filed income tax returns as a C-Corporation. The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Judgment is required in determining the provisions for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
The components of income before income taxes are as follows:

	Year ended December 31,
	2025	2024
Domestic (loss) income before income taxes	$(16,335)	$5,419
The provision for income taxes consisted of the following:

	Year ended December 31,
	2025	2024
Current
Federal income tax benefit	$(36,290)	$(8,906)
Deferred
Federal income tax expense (benefit)	$(16,456)	—
The year-to-date effective tax rate for the year ended December 31, 2025 and 2024 was 323% and (164)%, respectively. The Company recognized the tax benefit associated with the sales of investment tax credits to a counterparty. Per ASC 740-10-25-46, the Company uses the flow-through method to account for transferrable tax credits. Under the flow-through method, an entity immediately recognizes the cost savings from the tax credit. The transferrable tax credits are accounted for as a reduction in income tax expense in the year the asset is generated. Therefore, the Company recognized a total income tax benefit of $52,746 during the year ended December 31, 2025 and $8,906 for the year ended December 31, 2024.
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate (in thousands):

	Year Ended December 31,
	2025		2024
Tax at federal statutory rate	$(3,430)	21%	$1,138	21%

Non-controlling interest	2,477	(15)%	(1,373)	(25)%
Tax credits	(52,746)	323%	(8,906)	(164)%
Changes in valuation allowances	939	(6)%	158	3%
Nontaxable or nondeductible items	177	(1)%	77	1%
Compensation expense	177		77
Other	(163)	1%	—	—%
Provision to return	(163)		—

Total tax benefit	$(52,746)	323%	$(8,906)	(164)%
The components of the deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Investment in partnership	$17,670	$19,828
163j interest limitation	1,379	1,328
Federal NOL carryforward	5,480	4,388
State NOL carryforward	2,250	1,436
45z	6,927	—
ITC	9,529	—
Total deferred tax assets	43,235	26,980

Valuation allowance for deferred tax assets	(26,779)	(26,980)
Deferred tax assets, net of valuation allowance	16,456	—
Net deferred income tax asset or liability	$16,456	$—
As of December 31, 2025, Opal Fuels, Inc. is in a net deferred tax asset position. Based on all available positive and negative evidence, including projections of future taxable income, the Company believes it is more likely than not that the deferred tax assets related to its investment in partnership, 163(j) interest limitation, and NOLs carryforwards will not be realized. As such, a full valuation allowance was recorded against these net deferred tax asset positions for federal and state purposes as of December 31, 2025. For purposes of determining pre-tax income/(loss) for the pre-IPO period, the Company relied on the historical financial statements of Opal Fuels, LLC as this is the best information to represent the historic pre-tax income/(loss) of Opal Fuels Inc. As of December 31, 2025, Opal Fuels, Inc. is in a three-year cumulative loss position, of approximately $13,706. Should future results of operations demonstrate a trend of profitability, additional weight may be placed upon other evidence, such as forecasts of future taxable income. Additionally, future events and new evidence, such as the integration and realization of profit from recently acquired assets, could lead to increased weight being placed upon future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, the Company believes that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.
The Company has gross state net operating loss carryforwards aggregating $54,398 as of December 31, 2025 representing state tax benefits, net of federal taxes, of approximately $2,250. These loss carryforwards are subject to ten, fifteen, twenty-year, or indefinite carryforward periods, with $30,919 expiring between 2032-2045, and $23,478 with no expiration. The Company has provided valuation allowances of $2,250 and $1,436 as of December 31, 2025 and 2024, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized.
The Company had no material cash taxes paid.
On July 4, 2025, the OBBBA was signed into law in the U.S. and, among other provisions, reinstated the prior treatment of domestic research and experimental expenditures through newly enacted IRC §174A, permanently restored 100 percent bonus depreciation for qualifying assets placed in service after January 19, 2025, favorably modified the business interest limitation under IRC §163(j), and accelerated the timeline for certain renewable energy credits. However, the OBBBA does not have a material effect on our Consolidated financial statements.
For Federal income tax purposes, the 2021 through 2024 tax years remain open for examination. For state tax purposes, the 2021 through 2024 tax years remain open for examination. There is no liability for unrecognized tax benefits.
14. STOCK-BASED COMPENSATION
The Company adopted 2022 Omnibus Equity Incentive Plan (the "2022 Plan") in 2022 which was approved by our stockholders on July 21, 2022. The purposes of the 2022 Plan are to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its Affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its Affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. The 2022 Plan allows for granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Company registered 19,811,726 shares of Class A common stock that can be issued under this Plan.
Stock Options
Stock options generally vest over three years and expire ten years from the date of grant.
The fair value of the stock options granted in 2025 was estimated at $1.44 per option using the Black-Scholes model. The valuation was based on the following assumptions: share price of $2.04, exercise price of $1.53, expiration of 10 years, annual risk-free interest rate of 3.90% and expected volatility of 50%.
The fair value of the stock options granted in 2024 was estimated at $3.40 per option using the Black-Scholes model. The valuation was based on the following assumptions: share price of $4.96, exercise price of $5.02, expiration of 10 years, annual risk-free interest rate of 3.96%, and expected volatility of 55%.
Stock option activity during the year ended December 31, 2025, consisted of the following (in thousands, except for share and per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	498,661	$5.65	8.92
Granted	1,166,670	1.53
Forfeited	(63,771)	2.43
Expired	(10,907)	5.81
Outstanding as of December 31, 2025	1,590,653	2.76	8.86
Vested and exercisable as of December 31, 2025	209,180	$5.98	7.75
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and

2024 was $1.44 and $3.40 per share, respectively.
The aggregate intrinsic value of the outstanding stock options is $922 and zero as of December 31, 2025 and 2024, respectively. The aggregate intrinsic value of the vested and exercisable stock options is zero as of December 31, 2025 and 2024.
Performance Units
Performance units are contingent upon the Company achieving specified Adjusted EBITDA and production targets. The grant date fair value of these awards was estimated based on the volume-weighted average price of the Company’s Class A common stock on the date of grant. Compensation expense related to these awards is recognized over the performance period based on the estimated probability of achieving the performance conditions as of the reporting date. The applicable performance period for the units granted in 2025 is from January 1, 2025 to December 31, 2027, with all such units scheduled to vest on March 31, 2028, subject to the achievement of certain performance criteria. The applicable performance period for the units granted in 2024 is from January 1, 2024 to December 31, 2026, with all such units scheduled to vest on March 31, 2027, subject to the achievement of certain performance criteria.

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	643,591	$5.66
Granted	1,477,107	2.04
Vested	(4,398)	6.12
Forfeited	(179,993)	3.37
Unvested as of December 31, 2025	1,936,307	$3.11
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
A summary of the unvested shares as of December 31, 2025, and changes during the year ended December 31, 2025, is presented below.

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,886,825	$5.39
Granted	3,643,711	2.05
Vested	(546,399)	5.57
Withheld for settlement of taxes	(197,358)	5.90
Forfeited	(483,937)	2.81
Unvested as of December 31, 2025	4,302,842	$2.81
The total fair value of shares vested during the years ended December 31, 2025 and 2024, was $4,241 and $3,095 respectively.
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
There were no new residual equity interest grants during the years ended December 31, 2025 and 2024.
As of December 31, 2025 all of the Profit Interests issued vested. As of December 31, 2024, 96% of the Profit Interests issued vested.
There were no forfeitures during the years ended December 31, 2025 and 2024.
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in selling, general and administrative expenses:

	Year Ended December 31,
	2025	2024
2022 Plan	$6,370	$6,128
Parent equity awards	129	324
	$6,499	$6,452
Stock-based compensation expense related to unvested awards yet to be recognized as of December 31, 2025 totaled $10,287 and is expected to be recognized, on a weighted average basis, over 1.79 years.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of December 31, 2025 and 2024, the Company was required to maintain standby letters of credit totaling $15,504 and $15,120, respectively, to support obligations of certain Company subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Guaranty
Opal Paragon
On September 13, 2024, OPAL Paragon entered into a tax credit purchasing agreement with Apollo Management Holdings, L.P., ("Buyer"), pursuant to which OPAL Paragon sold $11,096 investment tax credits to the buyer for net proceeds of $8,906. If the tax credits are disallowed or recaptured from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interest or penalties incurred.
On March 28, 2025, OPAL Paragon entered into a tax credit purchase agreement with the Buyer, pursuant to which OPAL Paragon sold $9,801 of investment tax credits to the Buyer for net proceeds of $8,037. If the tax credits are disallowed or recaptured from the Buyer, OPAL Paragon will be required to return the purchase price and pay any taxes, interest or penalties incurred.
In connection with the above transaction, all of the obligations of OPAL Paragon under such tax credit purchase agreement are guaranteed by the Company.
Opal Fuels LLC

On June 20, 2025, OPAL Fuels LLC entered into tax credit purchase agreements with the Buyer and EagleBank, pursuant to which OPAL Fuels LLC sold $16,740 of investment tax credits for net proceeds of $13,686. If the tax credits are disallowed or recaptured from the Buyer, OPAL Fuels LLC will be required to return the purchase price and pay any taxes, interest or penalties incurred.
On September 12, 2025, OPAL Fuels LLC entered into tax credit purchase agreements with the Buyer and Athene Annuity and Life Company, pursuant to which OPAL Fuels LLC sold $17,369 of investment tax credits for net proceeds of $14,567. If the tax credits are disallowed or recaptured from the Buyer, OPAL Fuels LLC will be required to return the purchase price and pay any taxes, interest or penalties incurred.
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
Set forth below is information related to the Company’s material pending legal proceedings as of the date of this report, other than ordinary routine litigation incidental to the business. There have been no material changes to such legal proceedings.
Central Valley Project
Direct Contractor Claims
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
In January 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; with the California Superior Court, County of San Joaquin; Action No. STK- CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims; American Arbitration Association ("AAA") Case No. 01-24-0000-0775. The Superior Court Action has been stayed, pending the conclusion of the arbitration. In the meantime, the AAA has empaneled three experienced arbitrators and has set the hearing date for the matter, currently scheduled in May 2026.
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
Similarly, on July 11, 2024, VS issued a Notice of Default and Demand to Cure, advising CEI of its defaults and giving it an opportunity to cure. CEI failed to do so, and on August 27, 2024, VS terminated CEI for default. VS has notified CEI’s bond surety, also Atlantic, of the second termination and demanded that it perform under the bond. The surety has denied the claim.

As a result of CEI’s default and Atlantic’s denial of the claims, MD and VS have amended their claims in the AAA arbitration to include breach of contract claims against CEI and breach of performance bond claims against Atlantic (who was formally joined into the arbitration on November 20, 2024) in the AAA Arbitration with CEI.
CEI has since recorded mechanic’s liens against each of the projects for $4,948 (MD) and $1,984 (VS), and recently filed actions with the Stanislaus and San Joaquin County Superior Courts, respectively, to enforce their liens. It is expected that these claims will be stayed and consolidated with the pending arbitration proceeding.
The AAA proceeding is scheduled for evidentiary hearing from May 4 through May 22, 2026. Based upon the deposition testimony and the expert reports that were exchanged on February 23, 2026, the Company reasonably believes that it will demonstrate that the terminations were justified and for cause. Issues related to damages, i.e., the cost to complete the projects, are evolving and it is premature to offer an opinion on the strength of this component of the case.
Subcontractor Lien Claims
In addition to the above-referenced action and arbitration, several of CEI’s subcontractors have recorded mechanic’s liens against the MD and VS projects for $3,141, which the Company is obligated to defend and indemnify the dairy owners from and against. Several of liens were untimely and have been released voluntarily by the claimants, others were released through the recording of release bonds by Company.
The NWP Industries, L.P. ("NWP") and Argo Sales ("Argo") claims have been settled and will be dismissed as to MD and VS when the settlement payments have been fully funded.
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
16. SUBSEQUENT EVENTS
On March 6, 2026, OPAL Fuels LLC entered into a subscription agreement with Preferred Fuels LLC, (“Preferred Fuels”), an affiliate of Fortistar, pursuant to which Preferred Fuels committed to purchase up to $180,000 of Series A preferred units in multiple closings. At the initial closing on March 6, 2026, the investor purchased 1.2 million preferred units for aggregate proceeds of $120,000. OPAL Fuels may, in its sole discretion, require the investor to fund up to an additional $60,000 within one year of the initial closing, subject to the terms of the subscription agreement.
The Series A preferred units are entitled to preferred quarterly distributions at a rate of 12% per annum, compounding quarterly, and rank senior to all other classes of equity interests of OPAL Fuels LLC, except for certain existing preferred units to which they are pari passu. In connection with the initial closing, the Company also issued a warrant to the investor to purchase up to 3.0 million shares of the Company’s Class A common stock, subject to vesting, forfeiture, and other terms and conditions.
During the fourth quarter of 2025, Nextera provided notice of its right to require redemption of all outstanding Series A preferred units. The redemption period, originally scheduled to expire on March 3, 2026 was extended through March 31, 2026. On March 6, 2026, OPAL Fuels LLC redeemed all such preferred units for an aggregate redemption price of $100,000, funded with proceeds from the initial preferred unit issuance described above.
In addition, subsequent to December 31, 2025, the Company drew approximately $128,400 under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay approximately $20,000 outstanding under the revolving loan facility.