Form 10-Q
period 2026-03-31
OPAL Fuels Inc.
filed 2026-05-11
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 7, 2026, a total of 30,357,544 shares of Class A common stock, par value $0.0001 per share, 121,500,000 shares of Class B common stock, par value of $0.0001 per share and 22,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipates,” “believes,” "could," “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “objective,” “outlook,” “plans,” "potential," “projected,” “propose,” “seeks,” "should," “target,” “will,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, which may affect actual results or outcomes include:
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2026 (our "Annual Report"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025	3
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025	4
	Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' Equity (Deficit) for the three months ended March 31, 2026 and 2025	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025	7
	Notes To Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4.	CONTROLS AND PROCEDURES	38
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	39
ITEM 1A.	RISK FACTORS	39
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	39
ITEM 4.	MINE SAFETY DISCLOSURES	39
ITEM 5.	OTHER INFORMATION	39
ITEM 6.	EXHIBITS	40
SIGNATURES		41
Glossary of Key Terms
This Quarterly Report on Form 10-Q uses several terms of art that are specific to our industry and business. For the convenience of the reader, a glossary of such terms is provided here. Capitalized terms that are used in this Quarterly Report on Form 10-Q are either defined when they are first used or in the Glossary. Unless we otherwise indicate, or unless the context requires otherwise, any references in this Quarterly Report on Form 10-Q to:
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

“RVOs” refers to renewable volume obligations

“VIEs” refers to variable interest entities.

Part I - Financial Information
Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	March 31, 2026	December 31, 2025
Assets(1)	(Unaudited)
Current assets:
Cash and cash equivalents	$133,241	$24,408
Accounts receivable, net of allowances of $806 and $469, respectively(2)	42,636	61,806
Restricted cash - current	926	1,210
Contract assets	6,782	8,276
Parts inventory	12,201	10,964
Prepaid expense and other current assets	17,615	16,018
Total current assets	213,401	122,682
Property, plant, and equipment, net	512,546	495,634
Investments in other entities	224,282	231,223
Net investment in sales-type lease	10,651	8,224
Restricted cash - non-current	2,807	2,700
Goodwill	54,608	54,608
Other long-term assets	42,307	44,398
Total assets	1,060,602	959,469
Liabilities and Stockholders' Equity (Deficit)(1)
Current liabilities:
Accounts payable(3)	9,631	19,004
Contract liabilities	5,070	6,296
Loan, current portion	19,473	15,062
Accrued expenses and other current liabilities	62,890	63,857
Total current liabilities	97,064	104,219
Loans, net of debt issuance costs	427,698	337,063
Other long-term liabilities	23,946	20,430
Total liabilities	548,708	461,712
Commitments and contingencies Note 12
Redeemable preferred non-controlling interests	150,000	130,000
Redeemable non-controlling interests	343,467	377,898
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value, shares issued: 31,993,327 and 30,633,161 as of March 31, 2026 and December 31, 2025, respectively; shares outstanding: 30,357,544 and 28,997,378 as of March 31, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.0001 par value, 121,500,000 issued and outstanding as of March 31, 2026 and December 31, 2025	12	12
Class C common stock, $0.0001 par value; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class D common stock, $0.0001 par value, 22,899,037 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2	2
Retained earnings (accumulated deficit)	19,632	(1,307)
Accumulated other comprehensive income (loss)	184	(26)
Class A common stock in treasury, at cost; 1,635,783 as of March 31, 2026 and December 31, 2025	(11,614)	(11,614)
Total stockholders' equity (deficit) attributable to the Company	8,219	(12,930)
Non-redeemable non-controlling interests	10,208	2,789
Total stockholders' equity (deficit)	18,427	(10,141)
Total liabilities, redeemable preferred, redeemable non-controlling interests and stockholders' equity (deficit)	$1,060,602	$959,469
(1) Includes amounts related to consolidated VIEs, which are presented separately in the table below.
(2) Includes related‑party amounts of $15,327 and $13,318 as of March 31, 2026 and December 31, 2025, respectively.
(3) Includes related‑party amounts of $3,046 and $8,951 as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the consolidated balance sheets above.

	March 31, 2026	December 31, 2025
Assets of consolidated VIEs, included in total assets above:
Cash and cash equivalents	$13,105	$87
Accounts receivable	—	38
Restricted cash - current	926	1,210
Prepaid expense and other current assets	156	131
Property, plant, and equipment, net	41,828	42,603
Restricted cash - non-current	2,807	2,740
Total assets of consolidated VIEs	58,822	46,809
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	292	390
Accounts payable, related party	357	227
Loan, current portion	2,394	2,457
Accrued expenses and other current liabilities	3,289	12,431
Loan, net of debt issuance costs	16,146	16,618
Other long-term liabilities	629	582
Total liabilities of consolidated VIEs	$23,107	$32,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
RNG fuel(1)	$21,638	$27,599
Fuel station services(2)	44,566	50,678
Renewable power(3)	7,171	7,130
Total revenues	73,375	85,407
Operating expenses:
Cost of sales - RNG fuel	12,829	12,153
Cost of sales - Fuel station services	35,390	39,722
Cost of sales - Renewable power	5,630	6,762
Project development and startup costs	1,815	6,081
Selling, general and administrative	15,184	15,967
Depreciation, amortization, and accretion	5,613	5,942
Loss from equity method investments	1,757	722
Total operating expenses	78,218	87,349
Operating loss	(4,843)	(1,942)
Other expense
Interest and financing expense	(6,644)	(6,450)
Interest income	760	385
Other (expense) income, net	(575)	1,254
Total other expenses	(6,459)	(4,811)
Net loss before income tax benefit	(11,302)	(6,753)
Income tax benefit	5,709	8,037
Net (loss) income	(5,593)	1,284
Net loss attributable to redeemable non-controlling interest	(12,567)	(1,174)
Net income attributable to non-redeemable non-controlling interest	82	76
Accretion of the redeemable preferred non-controlling interest to its redemption amount	9,534	2,617
Net loss attributable to Class A common stockholders	$(2,642)	$(235)
Weighted average shares outstanding of Class A common stock:
Basic	28,298,861	27,718,912
Diluted	28,298,861	27,718,912
Per share amounts:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)
(1) Includes revenues from related parties of $17,042 and $20,101 for the three months ended March 31, 2026 and 2025, respectively.
(2) Includes revenues from related parties of $13,107 and $16,603 for the three months ended March 31, 2026 and 2025, respectively.
(3) Includes revenues from related parties of $872 and $1,166 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(5,593)	$1,284
Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	1,215	(565)
Total comprehensive (loss) income	(4,378)	719
Comprehensive loss attributable to redeemable non-controlling interests	(11,563)	(1,644)
Comprehensive income attributable to non-redeemable non-controlling interests	82	76
Accretion of the redeemable preferred non-controlling interest to its redemption amount	9,534	2,617
Comprehensive loss attributable to Class A common stockholders	$(2,431)	$(330)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total (Deficit) Equity	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2025	30,633,161	$3	121,500,000	$12	22,899,037	$2	$—	$(1,307)	$(26)	$2,789	(1,635,783)	$(11,614)	$(10,141)	$130,000	$377,898
Net loss	—	—	—	—	—	—	—	(986)	—	82	—	—	(904)	—	(4,689)
Other comprehensive income	—	—	—	—	—	—	—	—	210	—	—	—	210	—	1,005
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	1,360,166	—	—	—	—	—	(1,343)	—	—	—	—	—	(1,343)	—	—
Stock-based compensation	—	—	—	—	—	—	357	—	—	—	—	—	357	—	1,698
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(65)	—	—	(65)	—	—
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	986	23,581	—	—	—	—	24,567	—	(24,567)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,444)	—
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	7,402	—	—	7,402	—	—
Redeemable preferred non-controlling interest issuance, net of issuance costs and warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	113,910	—
Redemption of redeemable preferred non‑controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(1,656)	—	—	—	—	(1,656)	9,534	(7,878)
March 31, 2026	31,993,327	$3	121,500,000	$12	22,899,037	$2	$—	$19,632	$184	$10,208	(1,635,783)	$(11,614)	$18,427	$150,000	$343,467

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total Deficit	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2024	30,065,260	$3	71,500,000	$7	72,899,037	$7	$—	$(137,004)	$152	$618	(1,635,783)	$(11,614)	$(147,831)	$130,000	$482,863
Net income	—	—	—	—	—	—	—	202	—	76	—	—	278	—	1,006
Other comprehensive loss	—	—	—	—	—	—	—	—	(94)	—	—	—	(94)	—	(469)
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	542,404	—	—	—	—	—	(382)	—	—	—	—	—	(382)	—	—
Stock-based compensation	—	—	—	—	—	—	293	—	—	—	—	—	293	—	1,458
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)	—	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—		(437)	—	—	—	—	(437)	2,617	(2,180)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	89	205,870	—	—	—	—	205,959	—	(205,959)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
March 31, 2025	30,607,664	$3	71,500,000	$7	72,899,037	$7	$—	$68,631	$58	$634	(1,635,783)	$(11,614)	$57,726	$130,000	$276,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(5,593)	$1,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization, and accretion	5,613	5,942
Stock-based compensation	2,055	1,751
Allowance for accounts receivable	337	—
Loss from investments in other entities	1,757	722
Distributions from return on investments in other entities	414	956
Deferred income taxes	(5,709)	—
Other	(448)	1,240
Changes in operating assets and liabilities:
Accounts receivable(1)	18,918	8,689
Parts inventory	(1,237)	(2,566)
Prepaid expenses and other current and long-term assets	8,799	10,810
Accounts payable(2)	(9,088)	4,621
Accrued expenses and other current and non-current liabilities	(2,902)	(3,770)
Net cash provided by operating activities	12,916	29,679
Cash flows from investing activities:
Purchase of property, plant, and equipment	(24,367)	(11,566)
Distributions from return of investments in other entities	5,961	7,939
Cash paid, related to investments in other entities	(978)	(5,650)
Net cash used in investing activities	(19,384)	(9,277)
Cash flows from financing activities:
Proceeds from loans	128,382	—
Repayment of loans	(33,058)	(423)
Proceeds from redeemable preferred non-controlling interest and warrants issuance, net of issuance costs	116,670	—
Redemption of redeemable preferred non‑controlling interest	(100,000)	—
Financing costs paid to other third parties	(435)	(1,250)
Repayment of principal portion of finance lease liabilities	(328)	—
Payment of preferred dividends	(3,444)	(2,617)
Distribution to non-redeemable non-controlling interest	(65)	(60)
Cash paid for taxes related to net share settlement of equity awards	—	(382)
Capital contribution from non-redeemable non-controlling interests	7,402	—
Net cash provided by (used in) financing activities	115,124	(4,732)
Net increase in cash, restricted cash, and cash equivalents	108,656	15,670
Cash, restricted cash, and cash equivalents, beginning of period	28,318	29,228
Cash, restricted cash, and cash equivalents, end of period	$136,974	$44,898
(1) Includes (increase) decrease from related parties of $(2,009) and $7,461 for the three months ended March 31, 2026 and 2025, respectively
(2) Includes decrease from related parties of $(6,055) and $(2,299) for the three months ended March 31, 2026 and 2025, respectively

Supplemental disclosure of cash flow information
Interest paid, net of $398 and $524 capitalized, respectively	$6,749	$6,625
Noncash investing and financing activities:
Issuance of warrants in connection with redeemable preferred non-controlling interest financing	$2,760	$—
Purchase of property, plant and equipment included in accrued expenses and other current liabilities	$24,632	$26,808
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The Company’s unaudited condensed consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The Company consolidates all entities in which it holds a majority voting interest, as well as variable interest entities ("VIEs") for which it is determined to be the primary beneficiary. The Company's variable interests in each of the VIEs arise primarily from ownership of membership interests, construction commitments, the provision of operating and maintenance services, and the provision of environmental credit processing services to VIEs. The Company reassesses its primary beneficiary status on an ongoing basis.
Noncontrolling interests related to the Company’s VIEs are presented separately from stockholders' deficit on the condensed consolidated balance sheets and are reported as non-redeemable non-controlling interests within the condensed consolidated statements of changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' deficit.
Certain amounts in the prior‑period financial statements have been reclassified to conform to the current‑period presentation. These reclassifications had no impact on previously reported total assets, total liabilities, stockholders' deficit, net loss, or condensed consolidated statements of cash flows.
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
The significant estimates and assumptions of the Company include the residual value of the useful lives of property, plant and equipment, the fair value of long-lived assets, asset retirement obligations, percentage completion for revenue recognition, incremental borrowing rate for calculating the right-of-use assets and lease liabilities, and the fair value of the reporting units of goodwill.
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
Environmental Credits Held for Sale
For the three months ended March 31, 2026 and 2025, the Company recorded $2,210 and $5,847 as part of Cost of sales - Fuel Station Services in the condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value.
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

	March 31, 2026	December 31, 2025
Accrued capital expenditures	$24,632	$24,629
Accrued payroll	6,824	7,719
Accrued environmental credit rebates	5,002	4,993
Accrued expenses	14,735	12,062
Other current liabilities	11,697	14,454
Total accrued expenses and other current liabilities	$62,890	$63,857
Contract Balances
Contract assets consist primarily of costs and estimated earnings in excess of billings and retainage receivables. Costs and estimated earnings in excess of billings represent unbilled amounts earned and reimbursable under construction contracts and arise when revenues have been recognized but amounts are conditional and have yet to be billed under the terms of the contract. Amounts become billable in accordance with contract terms, generally based on progress toward completion and the achievement of contractual milestones. Cost and estimated earnings in excess of billings amounted to $4,920 and $6,489 as of March 31, 2026 and December 31, 2025, respectively.
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
During the three months ended March 31, 2026, the Company recognized revenue of $1,353 that was included in contract liabilities at December 31, 2025. During the three months ended March 31, 2025, the Company recognized revenue of $2,307 that was included in contract liabilities at December 31, 2024.
Remaining Performance Obligations
The Company's remaining performance obligations represent the unrecognized revenue value of its contract commitments. The Company's remaining performance obligations may significantly vary each reporting period based on the timing of major new contract commitments. As of March 31, 2026, the Company had a remaining performance obligation of $36,902 of which $26,052 is expected to be recognized within the next 12 months.
Significant Customers, Vendors and Concentration of Credit Risk
At March 31, 2026, one customer accounted for 36% of accounts receivable. At December 31, 2025, four customers accounted for 63% of accounts receivable.
During the three months ended March 31, 2026, there were no concentrations in the volume of business transacted with any individual vendor. During the three months ended March 31, 2025, there was one supplier that accounted for approximately 19.3% of the Company’s total purchases.

Refer to Note 7. Reportable Segments and Geographic Information for details on revenue concentration.
2. INVESTMENTS IN OTHER ENTITIES AND VARIABLE INTEREST ENTITIES
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
VIEs for which the Company is not the primary beneficiary are accounted for under the equity method. As of March 31, 2026, Sunoma, Central Valley and CMS were consolidated VIEs.
The condensed consolidated balance sheets summarize the major consolidated balance sheet items for consolidated VIEs as of March 31, 2026 and December 31, 2025. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs. All VIEs are RNG facilities reported under the RNG Fuel Supply segment, and the Company’s interests are primarily equity-based.
The following table presents the Company's ownership interests and carrying values of Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Land2Gas	Paragon	Other	Total
Percentage of ownership	50%	50%	20%	50%	50%	50%
Balance at December 31, 2025	$19,864	$20,755	$594	$36,554	$153,456	$—	$231,223
Balance at March 31, 2026	$18,604	$19,710	$323	$34,811	$150,684	$150	$224,282
As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $120,464 and $122,165, respectively. This basis difference primarily relates to the gain recognized upon the deconsolidation of certain RNG project entities, which increased the Company’s investment basis. The Company determined that this basis difference is attributable to construction in progress and will be amortized over the related assets’ estimated useful life of 20 years beginning when the assets are placed in service. The amortization of this basis difference, which reduces equity in earnings, was $1,700 and $1,700 and reflected in loss from equity method investments in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the loss from equity method investments:

	Three Months Ended March 31,
	2026	2025
Revenue	$27,311	$22,517
Gross profit	3,244	2,815
Net loss (1)	(2,284)	(2,266)
(1) Net loss from equity method investments represents the Company's portion of the net loss from equity method investments including amortization of any basis differences.
A summary of financial information for our portion of the assets and liabilities in equity method investees in the aggregate is as follows:

	March 31, 2026	December 31, 2025
Current assets	$15,837	$27,566
Noncurrent assets	306,088	305,900
Total assets	321,925	333,466
Current liabilities	41,082	35,874
Noncurrent liabilities	77,702	81,288
Total liabilities	$118,784	$117,162
The Company’s maximum exposure to loss is limited to its equity investment in the unconsolidated entities.
3. LOANS
The following table summarizes the borrowings under the various loan facilities as of March 31, 2026 and December 31, 2025:

		March 31, 2026	December 31, 2025
	Effective interest rate	Amount	Amount
OPAL Term Loan	6.8%	$437,500	$321,618
Revolving Loan		—	20,000
Sunoma Loan	8.7%	$18,633	$19,090
Equipment Loan	6.7%	$459	559
Less: unamortized debt issuance costs		(9,421)	(9,142)
Less: current portion of long-term loans		(19,473)	(15,062)
Total long-term loan		$427,698	$337,063
As of March 31, 2026, principal maturities of debt are expected as follows, excluding any undrawn debt facilities:

Fiscal year:
Nine months ending December 31, 2026	$14,659
2027	18,950
2028	410,056
2029	2,395
2030	2,589
Thereafter	7,943
$456,592
OPAL Term Loan
During the three months ended March 31, 2026, the Company drew $128,382 under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay $20,000 outstanding under the revolving loan facility. As of March 31, 2026, the Company had utilized $10,747 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of OPAL Fuels Intermediate HoldCo LLC (the “Borrower”) and certain subsidiaries of the Borrower (the “Guarantors”).
During the three months ended March 31, 2026, the Company commenced principal payments under its credit agreement. In addition, beginning in the first quarter of 2026, the Company is subject to a quarterly cash sweep pursuant to which, within two business days after the required delivery of quarterly financial statements, a percentage of distributable cash is required to be applied to repay outstanding borrowings, with the applicable percentage determined based on the Company’s consolidated debt to cash flow ratio. If the required financial statements are not delivered within the specified timeframe, 100% of distributable cash is required to be applied to the cash sweep.
Sunoma Loan

The Company utilized $927 for the issuance of letters of credit to support the operations.
4. LEASES
Lessor contracts
Sales-Type Leases
During the three months ended March 31, 2026, the Company entered into a new sales-type lease. Upon commencement, the carrying value of the underlying assets was removed from the balance sheet and a net investment in lease was recognized, measured at the present value of future lease payments discounted at the rate implicit in the lease. At that time, $2,246 was recognized within fuel station services revenues and $1,838 was recorded in cost of sales - fuel station services.
As of March 31, 2026, a maturity analysis of lease receivables reflecting undiscounted cash flows to be received on an annual basis are as follows:

Fiscal year:
Nine months ending December 31, 2026	$1,427
2027	1,949
2028	1,997
2029	2,047
2030	2,098
Thereafter	11,413
Total undiscounted cash flows	20,931
Less: Discount based on implicit rate	10,869
Plus: Unguaranteed residual asset	589
Net investment in sales-type lease	$10,651
5. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Commodity Swap Contracts
The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Location of Gain (Loss) Recognized	Three Months Ended March 31,
		2026	2025
Derivatives not designated as hedging instruments:
Commodity swaps - realized	Revenues - Renewable Power	(143)	(92)
Commodity swaps - unrealized	Revenues - Renewable Power	92	(13)
Commodity swaps - realized	Revenues - RNG Fuel	(937)	67
Commodity swaps - unrealized	Revenues - RNG Fuel	458	(1,328)
Total realized and unrealized net loss		$(530)	$(1,366)

The following table summarizes the derivative assets and liabilities related to commodity swaps as of March 31, 2026 and December 31, 2025:

	Fair Value
	March 31, 2026	December 31, 2025	Location of Fair value recognized in Balance Sheet
Derivatives not designated as hedging instruments:
Current portion of unrealized gain on commodity swaps	$2,539	$1,933	Prepaid expense and other current assets
Current portion of unrealized loss on commodity swaps	—	(92)	Accrued expenses and other current liabilities
Non - current portion of unrealized gain on commodity swaps	—	149	Other long-term assets
Total commodity swaps - unrealized gain	$2,539	$1,990
There were no amounts offset in the condensed consolidated balance sheets as of the period-end dates. In addition, there were no collateral balances with counterparties outstanding as of the period-end dates.
Warrants
During the three months ended March 31, 2026, the Company issued the Warrants with an initial estimated fair value of $2,760. Changes in fair value of $710 were recognized in other (expense) income, net, resulting in an estimated fair value of $3,470 as of March 31, 2026. The key inputs into the Black-Scholes option pricing model for the Warrants were as follows for the relevant periods:

	As of March 31, 2026	As of March 6, 2026
Risk-free interest rate	4.2%	4.0%
Expected term (years)	7.92	8.00
Expected volatility	59.1%	57.7%
Exercise price	$2.67	$2.67
Stock price	$2.52	$2.12
Recurring Fair Value Measurements
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2026 and December 31, 2025, set forth by level, within the fair value hierarchy:

	Fair values as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,317	$—	$—	$128,317
Interest rate swap contracts	—	600	—	600
Commodity swap contracts	—	2,539	—	2,539
Liabilities:
Warrants	—	—	3,470	3,470

	Fair values as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,969	$—	$—	$22,969
Commodity swap contracts	—	2,082	—	2,082
6. RELATED PARTIES
Related parties are represented by Fortistar LLC ("Fortistar") and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra Energy Marketing, LLC (“NextEra”).
The following table summarizes revenues recorded from related parties:

	Three Months Ended March 31, 2026
	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$16,917	$10,856	$—
Commodity swaps (2)	—	—	872
Environmental processing (3)	—	2,251	—
Service agreements (4)	125	—	—
Total	$17,042	$13,107	$872

	Three Months Ended March 31, 2025
	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$20,101	$14,979	$—
Commodity swaps (2)	—	—	1,166
Environmental processing (3)	—	1,624	—
Total	$20,101	$16,603	$1,166
(1) Represents RIN and LCFS sales to NextEra. Includes revenues of $5,674 and $5,017 recognized under the Green Gas Contract, which were recorded within RNG fuel revenues for the three months ended March 31, 2026 and 2025, respectively.
(2) Represents revenue earned under ISDA and REC sales agreements with NextEra.
(3) Represents environmental processing fees earned under agreements with equity method investments, related to the generation and marketing of RINs and LCFS.
(4) Represents management fees earned under an agreement with Fortistar.
The following table summarizes the various fees recorded under the service agreements with related parties which are included in selling, general and administrative within the Company's condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Staffing and management services	$588	$633
Rent - fixed compensation	185	230
IT services	1,224	965
Total related party fees	$1,997	$1,828
The following table presents the various balances for related parties included in the Company's condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Location in Balance Sheet	March 31, 2026	December 31, 2025
Assets:
Trade AR - NextEra	Accounts receivable, net of allowance	$15,327	$12,626
Other	Accounts receivable, net of allowance	—	692
Total receivables - related party		15,327	13,318
Liabilities:
Payables to equity method investment entities	Accounts payable	1,606	8,450
Other	Accounts payable	1,440	501
Total liabilities - related party		$3,046	$8,951
7. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company is organized into three operating segments.
During the fourth quarter of 2025, the Company changed the presentation of information reviewed by the Chief Operating Decision Makers (“CODM”) to allocate certain Corporate general and administrative costs, including consulting, insurance, and payroll expenses, to the related reportable segments. Segment information has been retrospectively revised to reflect this change. All the assets and revenue-generating activities, aside from sales‑type lease in Canada, were domiciled in the United States for the three months ended March 31, 2026 and 2025. Transactions between reportable segments are accounted for using market‑based pricing. Intersegment revenues and expenses are eliminated in consolidation.
During the fourth quarter of 2025, the Company changed the presentation of information reviewed by the CODM to allocate certain Corporate general and administrative costs, including consulting, insurance, and payroll expenses, to the related reportable segments. Segment information has been retrospectively revised to reflect this change. For the three months ended March 31, 2025, amounts reallocated from Corporate to RNG Fuel, Fuel Station Services, and Renewable Power were $2,292, $336, and $962, respectively.
The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to the Company's consolidated revenue and consolidated net income for the three months ended March 31, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$21,638	$44,566	$7,171	$73,375	$—	$73,375
Intersegment revenues	142	5,031	—	5,173	—	5,173
	21,780	49,597	7,171	78,548	—	78,548
Reconciliation of Revenue
Elimination of intersegment revenues						(5,173)
Total revenues	21,638	44,566	7,171	73,375	—	73,375

Segment and Corporate Expenses
Less: (1)
Cost of sales	12,829	35,390	5,630	53,849	—	53,849
Loss from equity method investments	1,757	—	—	1,757	—	1,757
Interest and financing expense, net	6,335	(432)	(19)	5,884	—	5,884
Project development and startup costs	1,815	—	—	1,815	—	1,815
Depreciation, amortization, and accretion	3,093	1,558	962	5,613	—	5,613
Other corporate expenses	—	—	—	—	11,008	11,008
Stock-based compensation	—	—	—	—	2,055	2,055
Other segment items (2)	2,472	(63)	287	2,696	—	2,696
Segment (loss) income	(6,663)	8,113	311	1,761	(13,063)	(11,302)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						5,709
Net loss						$(5,593)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown in the line Cost of sales and no intersegment profit was recognized.
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - gain on RNG dispensing and payroll
•Renewable Power - payroll, consulting, insurance and other expenses
The following table reflects certain other financial data for the reportable segments as of March 31, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$224,282	$—	$—	$224,282	$—	$224,282
Segment assets	$702,171	$181,650	$28,228	$912,049	$148,553	$1,060,602
For the three months ended March 31, 2026, the Company made the following cash payments for capital expenditures:

	Three months ended March 31, 2026
	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$19,382	$4,985	$—	$24,367	$—	$24,367

The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to the Company's consolidated revenue and consolidated net (loss) income for the three months ended March 31, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$27,599	$50,678	$7,130	$85,407	$—	$85,407
Intersegment revenues	138	4,393	—	4,531	—	4,531
	27,737	55,071	7,130	89,938	—	89,938
Reconciliation of Revenue
Elimination of intersegment revenues						(4,531)
Total revenues	27,599	50,678	7,130	85,407	—	85,407

Segment and Corporate Expenses
Less: (1)
Cost of sales	12,153	39,722	6,762	58,637	—	58,637
Loss from equity method investments	722	—	—	722	—	722
Interest and financing expense, net	6,017	63	(15)	6,065	—	6,065
Project development and startup costs	6,081	—	—	6,081	—	6,081
Depreciation, amortization, and accretion	2,959	2,034	949	5,942	—	5,942
Other corporate expenses	—	—	—	—	10,670	10,670
Stock-based compensation	—	—	—	—	1,751	1,751
Other segment items (2)	1,247	148	897	2,292	—	2,292
Segment (loss) income	(1,580)	8,711	(1,463)	5,668	(12,421)	(6,753)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						8,037
Net income						$1,284
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown in line Cost of sales and no intersegment profit was recognized.
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - payroll expenses, gain on RNG dispensing and asset impairment
•Renewable Power - payroll, consulting, insurance and other expenses, and asset impairment
The following table reflects certain other financial data for the reportable segments for as of December 31, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$231,223	$—	$—	231,223	$—	$231,223
Segment assets	$675,988	$196,853	$28,740	901,581	$57,888	$959,469
For the three months ended March 31, 2025, the Company made the following cash payments for capital expenditures:

	Three months ended March 31, 2025
	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$4,680	$6,886	$—	$11,566	$—	$11,566
The following table reflects revenues from external customers by type for the reportable segments:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
RNG Fuel
Brown gas sales	$2,821	$1,457	$1,364
Environmental attributes	18,230	25,830	(7,600)
Other	587	312	275
Total RNG Fuel	21,638	27,599	(5,961)
Fuel Station Services
OPAL owned stations	5,951	4,906	1,045
Environmental attributes	11,498	17,252	(5,754)
RNG marketing (1)	9,691	11,274	(1,583)
Third party station service and maintenance	6,800	7,070	(270)
Construction	4,899	7,991	(3,092)
Lease revenues (2)	5,727	2,185	3,542
Total Fuel Station Services	44,566	50,678	(6,112)
Renewable Power
Electricity sales	5,792	5,256	536
Environmental attributes (3)	713	821	(108)
Capacity	383	749	(366)
Lease revenues (4)	232	256	(24)
Other (5)	51	48	3
Total Renewable Power	7,171	7,130	41

Total revenues	$73,375	$85,407	$(12,032)

Revenue from contracts with customers	$67,416	$82,966	$(15,550)
Revenue from lease arrangements	$5,959	$2,441	$3,518
(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements where we determined that we transferred the right to control the use of the station to the purchaser. Includes sales-type lease revenues of $2,246 and $— respectively, for the for the three months ended March 31, 2026 and 2025, from customers domiciled outside of the United States. All remaining lease revenue relates to operating leases.
(3) Includes revenues of $— and $3,617 respectively, for the for the three months ended March 31, 2026 and 2025, from customers domiciled outside of the United States.
(4) Renewable Power operating lease revenue relates to revenue from power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.

(5) Includes management fee revenues earned from management of operations of equity method entities
The tables below outline the revenue from customers that comprise 10% or more of the Company's consolidated revenue, along with their respective percentages of revenue by each segment.

	Three Months Ended March 31,
	2026		2025
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	16,917	23.1%	$20,101	23.5%
Fuel Station Services	10,856	14.8%	15,344	18.0%
Renewable Power	872	1.2%	1,166	1.4%
Total	$28,645	39.0%	$36,611	42.9%

	Three Months Ended March 31,
	2026		2025
Customer B	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Fuel Station Services	7,843	10.7%	—	—%
Total	$7,843	10.7%	$—	—%
8. REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Common stock
As of March 31, 2026, the Company is authorized to issue 340,000,000 shares of Class A common stock, 160,000,000 shares of Class B common stock, 160,000,000 shares of Class C common stock, and 160,000,000 shares of Class D common stock.
Shares of Class B and Class D common stock do not have any economic value except voting rights as described below.
Redeemable Preferred Non-controlling Interests
Upon completion of the Business Combination, the Company effectively assumed the Series A‑1 and Series A preferred units previously issued by OPAL Fuels LLC to Hillman and NextEra, respectively. Following the transaction, these preferred units were presented as redeemable preferred non-controlling interests in the Company’s condensed consolidated financial statements.
On March 6, 2026, OPAL Fuels LLC (“Opal Fuels”), the Company’s primary operating consolidated subsidiary, entered into a subscription agreement (“Subscription Agreement”) with Preferred Fuels LLC, (“Preferred Fuels” or “Investor”), an entity under common control with the Company. Pursuant to the Subscription Agreement Preferred Fuels committed to purchase up to $180,000 (the “Offering”) of Series A preferred units of Opal Fuels in multiple closings. At the initial closing on March 6, 2026, Preferred Fuels purchased 1,200,000 preferred units for aggregate proceeds of $120,000. OPAL Fuels may, in its sole discretion, require Preferred Fuels to fund up to an additional $60,000 (or “Undrawn Commitment”) within one year of the initial closing (“or Availability Period”), subject to the terms of the Subscription Agreement. Additionally, pursuant to the Subscription Agreement, the Investor also has a right of first offer to purchase up to an additional 700,000 Units for an aggregate purchase price of up to $70,000 in the Offering in the event that OPAL Fuels intends to sell any additional units prior to the two (2) year anniversary of the initial closing. Opal Fuels used the proceeds received from the issuance of the Series A preferred units on March 6, 2026 to redeem all of the previously issued and outstanding Series A preferred units.
In connection with the initial closing on March 6, 2026, OPAL Fuels Inc. issued to Preferred Fuels warrants (“Warrants”) to purchase up to 2,160,000 shares of Class A common stock (the “Warrant Shares”) at an exercise price per share of $2.67, subject to customary anti-dilution adjustments. The Warrants expire on March 6, 2034. A holder of the Warrants shall not have the right to exercise the Warrants without prior approval by the Company’s Board of Directors to the extent that after giving effect to such exercise, such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise. Up to 720,000 shares of the Warrant Shares are forfeitable if Preferred Fuels fails to fund issuance of the remaining Series A preferred units during the Availability Period provided Opal Fuels requested such funding. As of March 31, 2026, no drawdown request has been made.
Additionally, up to 840,000 shares issuable on a pro rata basis upon future purchases by Preferred Fuels of up to an additional 700,000 Series A preferred units (up to $70,000) within two years of the initial closing pursuant to its right of first offer. No Subsequent Warrant Shares have been issued as of March 31, 2026.
The Company recorded Series A preferred units as redeemable noncontrolling interest in its condensed consolidated financial statements at the amount of proceeds received, less the fair value of the Warrants of $2,760 and directly attributable issuance costs of $3,330. The Series A preferred units are subsequently remeasured to their redemption value as of each reporting date as if such reporting date were the redemption date. The Company concluded that the Warrants are not indexed to the Company’s equity. The Warrants are accounted for as liabilities in the Company’s condensed consolidated financial statements, within other long-term liabilities with changes in fair value recognized in other (expense) income, net.
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2025 to March 31, 2026:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2025	300,000	$30,000	1,000,000	$100,000	$130,000
Issuance of Series A preferred units, net of issuance costs and fair value of Warrant	—	—	1,200,000	113,910	113,910
Redemption of Series A preferred units	—	—	(1,000,000)	(100,000)	(100,000)
Preferred dividends attributable to redeemable non-controlling interest	—	499	—	2,347	2,846
Preferred dividends attributable to Class A common stockholders	—	105	—	493	598
Payment of preferred dividends	—	(604)	—	(2,840)	(3,444)
Accretion to redemption value	—	—	—	6,090	6,090
Balance, March 31, 2026	300,000	$30,000	1,200,000	$120,000	$150,000
Terms of Redeemable Preferred Units
The Series A-1 preferred units held by Hillman RNG Investments LLC (Hillman), Series A preferred units previously held by NextEra affiliated entity and the new Series A preferred units (collectively the “Preferred Units”) held by Preferred Fuels, have substantially the same terms and features (unless specified otherwise) which are listed below:
Voting: The Series A-1 preferred units do not have any voting rights. The Series A preferred units carry no voting rights except as required by Delaware law or as provided under certain protective covenants in the Subscription Agreement.
Dividends: The Series A-1 preferred units are entitled to receive dividends at a rate of 8% per annum. The Series A preferred units are entitled to preferred quarterly distributions at a rate of 12% per annum (“Preferred Coupon”), compounding quarterly. Dividends on each series begin accruing from the issuance date, are mandatory and cumulative. OPAL Fuels may elect to pay up to 2% per annum of the 12% Series A Preferred Coupon in kind through the issuance of additional Series A preferred units.
Liquidation preference: In the event of a liquidation of OPAL Fuels, each holder of Series A and Series A-1 units is entitled to receive, on a pro rata basis, the original issue price of $100 per unit plus any accrued and unpaid dividends, out of assets available for distribution after payment of debt, liabilities, and liquidation expenses.
Redemption and Conversion: OPAL Fuels may redeem each series of Preferred Units at any time at the original issue price of $100 per unit plus accrued and unpaid dividends. Under the Series A preferred units, the Company was required to respond within 90 days from the date of the holder’s redemption notice in accordance with the applicable terms.

Preferred Fuels may require redemption upon (i) a change of control, (ii) an uncured material debt default or breach of protective covenants continuing for 60 days, or (iii) at any time on or after the fifth anniversary of the initial closing (March 6, 2031). In the event OPAL Fuels fails to redeem the Series A preferred units when requested: (1) the Preferred Coupon rate increases by an additional 0.50% per quarter, subject to a maximum of 4.00% per annum above the then-applicable rate, with all accrued distributions compounding quarterly at the Preferred Coupon plus the penalty rate; and (2) any residual cash flow of OPAL Fuels and its subsidiaries after operating expenses and capital expenditures must be applied to redeem the Series A preferred units at the applicable Redemption Price until the failure is cured. The applicable Redemption Price is (i) a price equal to at least 1.15 times the original issue price (inclusive of all fees paid and accrued dividends) on or prior to the first anniversary of the initial closing, (ii) 102% of the original issue price (exclusive of fees) after the first but on or prior to the second anniversary, and (iii) the original issue price plus accrued and unpaid cash dividends thereafter. Preferred Fuels also has the right, but not the obligation, to appoint a single director to the Board of Directors of OPAL Fuels Inc. if the redemption failure is not cured within 90 days.
9. NET LOSS PER SHARE
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Class A common stockholders basic and diluted	$(2,642)	$(235)

Weighted average number of shares of Class A common stock - basic	28,298,861	27,718,912
Weighted average number of shares of Class A common stock - diluted	28,298,861	27,718,912
Net loss per share of Class A common stock
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)
The basic loss per share for the three months ended March 31, 2026 and 2025 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
Additionally, the diluted loss per share of Class A common stock for the three months ended March 31, 2026 and 2025 does not include redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of March 31, 2026. It also excludes redeemable non-controlling interests for the three months ended March 31, 2026 and 2025.
For the periods in which loss per share is presented, the following securities were excluded from the computation of diluted loss per share since their impact would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Stock Options	2,355,563	498,661
Unvested PSUs (1)	2,742,780	2,055,356
Unvested RSUs	5,070,990	4,474,415
Warrants (2)	2,160,000	—
OPAL Fuels Class B Units	144,399,037	144,399,037
(1) All unvested PSUs are contingent on achieving performance targets
(2) Includes 720,000 warrants that are subject to forfeiture contingent on obtaining additional funding
10. INCOME TAXES
For the three months ended March 31, 2026, the Company recorded $5,709 income tax benefit, respectively, as a result of the generation of 45z credits. The Company also sold ITCs to the buyer for net proceeds of $9,563.

For the three months ended March 31, 2025, the Company recorded $8,037 income tax benefit.
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
The fair value of the stock options granted in the three months ended March 31, 2026 was estimated at $1.76 per option using the Black-Scholes model. The valuation was based on the following assumptions: share price of $2.46, exercise price of $2.52, expiration of 10 years, annual risk-free interest rate of 4.30% and expected volatility of 59%.
Stock option activity during the three months ended March 31, 2026 consisted of the following (in thousands, except for share and per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2025	1,590,653	$2.76	8.86
Granted	764,910	2.52
Outstanding as of March 31, 2026	2,355,563	2.68	9.06
Vested and exercisable as of March 31, 2026	739,398	$3.67	8.30
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $1.76 and $1.44 per share, respectively.
The aggregate intrinsic value of the outstanding stock options is $1,107 and $922 as of March 31, 2026 and December 31, 2025, respectively. The aggregate intrinsic value of the vested and exercisable stock options is zero as of March 31, 2026 and December 31, 2025.
Performance Units
The applicable performance period for the units granted in 2026 is from January 1, 2026 to December 31, 2028, with all such units scheduled to vest on March 31, 2029, subject to the achievement of certain performance criteria. The applicable performance period for the units granted in 2025 is from January 1, 2025 to December 31, 2027, with all such units scheduled to vest on March 31, 2028, subject to the achievement of certain performance criteria.

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	1,936,307	$3.11
Granted	1,006,623	2.52
Vested	(46,840)	6.97
Withheld for settlement of taxes	(25,932)	6.97
Forfeited	(127,378)	6.97
Unvested as of March 31, 2026	2,742,780	$1.60
Restricted Stock Units
A summary of the unvested shares as of March 31, 2026, and changes during the three months ended March 31, 2026, is presented below.

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	4,302,842	$2.81
Granted	2,588,172	2.52
Vested	(1,313,326)	3.03
Withheld for settlement of taxes	(506,718)	3.03
Unvested as of March 31, 2026	5,070,970	$2.59
The total fair value of shares vested during the three months ended March 31, 2026 and 2025, was $6,015 and $4,241 respectively.
The stock-based compensation expense for the above stock awards under the 2022 Plan as well as Parent Equity Awards is included in the selling, general and administrative expenses:

	Three Months Ended March 31,
	2026	2025
2022 Plan	$2,055	$1,622
Parent equity awards	—	129
Total	$2,055	$1,751
Stock-based compensation expense related to unvested awards yet to be recognized as of March 31, 2026 totaled $18,514 and is expected to be recognized, on a weighted average basis, over 2.30 years.
12. COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of March 31, 2026 and December 31, 2025, the Company was required to maintain standby letters of credit totaling $11,675 and $15,504, respectively, to support obligations of certain Company's subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Lease Commitments
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of March 31, 2026:

	Operating Leases	Finance Leases	Total
Nine months ending December 31, 2026	$1,223	$1,018	$2,241
2027	1,701	1,055	2,756
2028	1,180	471	1,651
2029	1,129	127	1,256
2030	1,129	80	1,209
Thereafter	18,266	—	18,266
Total undiscounted cashflows	$24,628	$2,751	$27,379
Guaranty
On March 30, 2026, Land2Gas LLC, a 50%-owned equity method investee, sold $22,926 of investment tax credits to Athene Annuity and Life Company and Athene Annuity Re II Ltd. for net proceeds of $21,550, of which the Company's 50% share was $10,775. Land2Gas LLC is obligated to return the purchase price and reimburse any taxes, interest, and penalties if the credits are disallowed or recaptured.
The Company and an unaffiliated third party (together, the "Guarantors") each guarantee 50% of these obligations and have entered into a cross-indemnification agreement allocating losses attributable to each party's respective causation. The guarantees include credit support provisions whereby, upon specified credit-related events — including either Guarantor's net worth falling below defined thresholds — the applicable Guarantor may be required to provide letters of credit or cash collateral to the buyers.
The Company's maximum potential exposure represents its 50% proportionate share of the purchase price repayment and related tax indemnification obligations. The Company evaluated these arrangements under ASC 460 and ASC 450 and determined that no material liability was required to be recognized as of March 31, 2026.
Legal Matters
Direct Contractor Claims
In September 2021, an indirect subsidiary of the Company, MD Digester, LLC (“MD”), entered into a fixed-price Engineering, Procurement and Construction Contract (an “EPC Contract”) with VEC Partners, Inc. d/b/a CEI Builders (“CEI”) for the design and construction of a turn-key renewable natural gas production facility using dairy cow manure as feedstock in California’s Central Valley. In December 2021, a second indirect subsidiary of the Company, VS Digester, LLC (“VS”) entered into a nearly identical EPC Contract (collectively, the "EPC Contracts") for the design and construction of a second facility, also in California’s Central Valley. CEI’s performance under both of the EPC Contracts is fully bonded by licensed sureties.
CEI has submitted a series of change order requests seeking to increase the EPC Contract Price by approximately $14,000, per project, primarily due to: (1) modifications to CEI’s design drawings which are required to meet its contracted performance guaranties, and (2) a default by one of CEI’s major equipment manufacturers. The Company disputes the vast majority of the change order requests.
In January 2024, the Company filed a civil lawsuit captioned, MD Digester, LLC. et. al. vs. VEC Partners, Inc. et. al.; with the California Superior Court, County of San Joaquin; Action No. STK- CV-UCC-2024-0000185 and commenced a related arbitration proceeding in order to obtain a formal determination on the claims; American Arbitration Association ("AAA") Case No. 01-24-0000-0775. The Superior Court Action has been stayed, pending the conclusion of the arbitration. In the meantime, the AAA has empaneled three experienced arbitrators and has set the hearing date for the matter, currently scheduled in May 2027.
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
CEI has since recorded mechanic’s liens against each of the projects for 4,948 (MD) and 1,984 (VS), and recently filed actions with the Stanislaus and San Joaquin County Superior Courts, respectively, to enforce their liens. It is expected that these claims will be stayed and consolidated with the pending arbitration proceeding.
The AAA proceeding is scheduled for evidentiary hearing from May 3 through June 7, 2027. Based upon the deposition testimony and the expert reports that were exchanged on February 23, 2026, the Company reasonably believes that it will demonstrate that the terminations were justified and for cause. Issues related to damages, i.e., the cost to complete the projects, are evolving and it is premature to offer an opinion on the strength of this component of the case.
Subcontractor Lien Claims
In addition to the above-referenced action and arbitration, several of CEI’s subcontractors have recorded mechanic’s liens against the MD and VS projects for 3,141, which the Company is obligated to defend and indemnify the dairy owners from and against. Several of liens were untimely and have been released voluntarily by the claimants, others were released through the recording of release bonds by Company.
The NWP Industries, L.P. ("NWP") and Argo Sales ("Argo") claims have been settled and will be dismissed as to MD and VS when the settlement payments have been fully funded.
Former Development Partner/Construction Manager
In March 2024, the Company filed an action in the Orange County Superior Court (Case No. 30- 2024-01415510-CU-BC-CXC) against its former development partner and construction manager, Sierra Renewable Organics Management, LLC, as well as its principal (Ethan Werner) and affiliated engineering firm (CH Four Biogas) for Breach of Contract, Indemnity, Declaratory Relief, Intentional Misrepresentation and Negligent Misrepresentation relating to the design and development of the Projects. The defendants have recently filed an answer and certain cross claims. Discovery in the case is now underway.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL," "we," "us," "our," and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 16, 2026. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
Overview
Opal Fuels Inc. (the "Company", "Opal", "we", "our" and "us") is a vertically integrated leader in the capture and conversion of biogas into low carbon intensity Renewable Power and RNG. We are also a leader in the marketing and distribution of RNG to heavy duty trucking and other hard to de-carbonize industrial sectors. RNG is chemically identical to the natural gas used for cooking, heating homes and fueling natural gas engines, with one significant difference: RNG is produced by recycling methane emissions created by decaying organic waste as opposed to natural gas which is a fossil fuel pumped from the ground. We have participated in the biogas-to-energy industry for over 20 years.
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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. For a detailed description of all our accounting policies, see Note 1. Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein and the section titled “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2025.
Key Factors and Trends Influencing our Results of Operations
The principal factors affecting our results of operations and financial condition are the markets for RNG, Renewable Power, and associated Environmental Attributes, access to suitable biogas production resources, the regulatory environment of our industry, and the seasonality of demand and pricing for our products. Additional factors and trends affecting our business are discussed in "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2025.

Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations ("RVOs") for D3 RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. In June 2023, the EPA set RVOs for 2023 through 2025 via a new Set rule. This three year RVO is expected to reduce volatility in RIN pricing for the associated period. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California, Washington and Oregon (with several other states also actively considering LCFS initiatives similar to those in California, Washington and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
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
Regulatory landscape
We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase demand for our products by providing incentives to purchase RNG and Environmental Attributes. These government policies are modified and in flux constantly and any adverse changes to these policies could have a material effect on the demand for our products. For more information, see our risk factor titled "The financial performance of our business depends upon tax and other government incentives for the generation of RNG and Renewable Power, any of which could change at any time and such changes may negatively impact our growth strategy." within our Annual Report on Form 10-K for the year ended December 31, 2025. Government regulations have become increasingly stringent and complying with changes in regulations may result in significant additional operating expenses.
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
•Renewable Power Portfolio. The Renewable Power segment generates Renewable Power and associated Environmental Attributes through combustion of biogas from landfills which is then sold to public utilities throughout the United States. Please see Note 7. Reportable Segments and Geographic Information to our condensed consolidated financial statements for additional information.
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
Project development and startup costs includes certain development costs such as legal fees, consulting fees for joint venture structuring, royalties to the landfill owner, fines, settlements, site lease expenses and certification costs on our RNG projects under construction. Additionally, we also incur certain expenses on new RNG projects during the first two years that such projects are operational, such as virtual pipeline costs (incurred until a physical interconnect pipeline is built) and ramp up costs incurred during the certification period.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of March 31, 2026 and December 31, 2025. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	March 31, 2026	December 31, 2025
Customer A (1)	35.9%	20.7%
Customer B	*	11.0%
Customer C	*	11.6%
Customer D	*	19.4%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreements and Renewable Power sale agreements.
*Less than 10%
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended March 31,
	2026	2025
Customer A	39.0%	42.9%
Customer B	10.7%	*
*Less than 10%
Results of Operations for the three months ended March 31, 2026 and 2025:
Operational data
The following table summarizes the operational data achieved for the three months ended March 31, 2026 and 2025:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended March 31,
	2026	2025
Design Capacity (Million MMBtus) (1)	2.2	2.1
Volume of Inlet Gas (Million MMBtus) (2)	1.5	1.4
Inlet Design Capacity Utilization % (2)	72%	69%
RNG Fuel volume produced (Million MMBtus) (3)	1.1	1.1
Utilization of Inlet Gas % (4)	76%	77%
(1) Design Capacity for RNG facilities is measured as the volume of feedstock biogas that the facility is capable of accepting at the inlet and processing during the associated period. Design Capacity is presented as our ownership share (i.e., net of joint venture partners’ ownership) of the facility and is calculated based on the number of days in the period. New facilities that come online during a quarter are pro-rated for the number of days in commercial operation.
(2) Inlet Design Capacity Utilization is measured as the Volume of Inlet Gas for a period, divided by the total Design Capacity for such period. The Volume of Inlet Gas varies over time depending on, among other factors, (i) the quantity and quality of waste deposited at the landfill, (ii) waste management practices by the landfill, and (iii) the construction, operations and maintenance of the LFG collection system used to recover the LFG. The Design Capacity for each facility will typically be correlated to the amount of LFG expected to be generated by the landfill during the term of the related gas rights agreement. We expect Inlet Design Capacity Utilization to be in the range of 75-85% on an aggregate basis over the next several years. Typically, newer facilities perform at the lower end of this range and demonstrate increasing utilization as they mature and the biogas resource increases at open landfills. Excludes Sunoma and Biotown.
(3) Excludes Sunoma and Biotown
(4) Utilization of Inlet Gas is measured as RNG Fuel Volume Produced divided by the Volume of Inlet Gas. Utilization of Inlet Gas varies over time depending on availability and efficiency of the facility and the quality of LFG (i.e., concentrations of methane, oxygen, nitrogen, and other gases). We generally expect Utilization of Inlet Gas to be in the range of 80% to 90%. Excludes Sunoma and Biotown.

Renewable Power Capacity and Utilization Summary

	Three Months Ended March 31,
	2026	2025
Nameplate Capacity (MW per hour)(1)	105.8	105.8
Nameplate Capacity for the period (Millions MWh) (1)	0.23	0.23
Renewable Power produced ( Millions MWh)	0.09	0.08
Design Capacity Utilization (%) (2)	39%	37%
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
(2) Nameplate Capacity Utilization for Renewable Power facilities is measured as Renewable Power Produced divided by Design Capacity for the period. Given (i) built-in un-utilized capacity from historical designs, (ii) availability (a function of higher maintenance requirements compared to RNG facilities) and (iii) commencement of operations of the Emerald RNG facility, which will result in low levels of dispatch for the Arbor Hills facility (which will operate on a standby basis but remain in the operating portfolio), our Design Capacity Utilization is expected to remain below 50%.
RNG Projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of March 31, 2026:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%
Imperial	1,061,712	LFG	100%
Emerald (2)	1,327,140	LFG	50%
Sapphire (2)	796,284	LFG	50%
New River	663,570	LFG	100%
Noble Road (2)	464,499	LFG	50%
Pine Bend (2)	424,685	LFG	50%
Biotown (2)	43,750	Dairy	10%
Sunoma (3)	176,297	Dairy	90%
Prince William	1,725,282	LFG	100%
Polk County	1,060,000	LFG	100%
Atlantic (2)	331,785	LFG	50%
Total	9,136,716

RNG Projects in Construction:
Hilltop (4),(6)	255,500	Dairy	100%
Vander Schaaf (4),(6)	255,500	Dairy	100%
Burlington (2),(5),(6)	459,900	LFG	50%
Cottonwood (5),(6)	664,884	LFG	100%
Kirby Canyon (5),(6)	663,570	LFG	100%
Total	2,299,354

RNG Fuel Production, Sales, and Delivery

	Three Months Ended March 31,
	2026	2025
RNG Fuel volume produced (Million MMBtus)	1.2	1.1
RNG Fuel volume sold (Million GGEs)	17.9	19.5
Total volume delivered (Million GGEs)	39.0	40.6
Comparison of the three months ended March 31, 2026 and 2025
The following table presents the period-over-period change for each line item in our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		$ Change	% Change
(in thousands)	2026	2025
Revenues:
RNG fuel	$21,638	$27,599	$(5,961)	(22)%
Fuel Station Services	44,566	50,678	(6,112)	(12)%
Renewable Power	7,171	7,130	41	1%
Total revenues	73,375	85,407	(12,032)	(14)%
Operating expenses:
Cost of sales - RNG fuel	12,829	12,153	676	6%
Cost of sales - Fuel station services	35,390	39,722	(4,332)	(11)%
Cost of sales - Renewable power	5,630	6,762	(1,132)	(17)%
Project development and startup costs	1,815	6,081	(4,266)	(70)%
Selling, general and administrative	15,184	15,967	(783)	(5)%
Depreciation, amortization, and accretion	5,613	5,942	(329)	(6)%
Loss from equity method investments	1,757	722	1,035	143%
Total operating expenses	78,218	87,349	(9,131)	(10)%
Operating loss	(4,843)	(1,942)	(2,901)	(149)%
Other expense
Interest and financing expense	(6,644)	(6,450)	(194)	(3)%
Interest income	760	385	375	97%
Other (expense) income, net	(575)	1,254	(1,829)	(146)%
Net loss before income tax benefit	(11,302)	(6,753)	(4,549)	(67)%
Income tax benefit	5,709	8,037	(2,328)	(29)%
Net (loss) income	(5,593)	1,284	(6,877)	(536)%
Net loss attributable to redeemable non-controlling interest	(12,567)	(1,174)	(11,393)	(970)%
Net income attributable to non-redeemable non-controlling interest	82	76	6	8%
Accretion of the redeemable preferred non-controlling interest to its redemption amount	9,534	2,617	6,917	264%
Net loss attributable to Class A common stockholders	$(2,642)	$(235)	$(2,407)	(1024)%

Revenues

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
RNG Fuel
Brown gas sales	$2,821	$1,457	$1,364
Environmental attributes	18,230	$25,830	(7,600)
Other	587	$312	275
Total RNG Fuel	21,638	27,599	(5,961)
Fuel Station Services
OPAL owned stations	5,951	4,906	1,045
Environmental attributes	11,498	17,252	(5,754)
RNG marketing (1)	9,691	11,274	(1,583)
Third party station service and maintenance	6,800	7,070	(270)
Construction	4,899	7,991	(3,092)
Lease revenues (2)	5,727	2,185	3,542
Total Fuel Station Services	44,566	50,678	(6,112)
Renewable Power
Electricity sales	5,792	5,256	536
Environmental attributes (3)	713	821	(108)
Capacity	383	749	(366)
Lease revenues (4)	232	256	(24)
Other (5)	51	48	3
Total Renewable Power	7,171	7,130	41

Total revenues	$73,375	$85,407	$(12,032)

Revenue from contracts with customers	$67,416	$82,966	$(15,550)
Revenue from lease arrangements	$5,959	$2,441	$3,518
(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements where we determined that we transferred the right to control the use of the station to the purchaser. Includes sales-type lease revenues of $2.2 million and $— respectively, for the three months ended March 31, 2026 and 2025, from customers domiciled outside of the United States. All remaining lease revenue relates to operating leases.
(3) Includes revenues of $— and $3.6 million respectively, for the three months ended March 31, 2026 and 2025, from customers domiciled outside of the United States.
(4) Renewable Power operating lease revenue relates to revenue from power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.
(5) Includes management fee revenues earned from management of operations of equity method entities
RNG Fuel
Revenue from RNG Fuel decreased by $6.0 million or 22% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily a decrease in the sale of environmental attributes. The decrease in environmental attributes was primarily related to a $4.8 million decrease in RIN volume, and a $2.9 million decrease due to RIN price reduction. Partially offset by $1.4 million increase in brown gas sale due to increase in prices.
Fuel Station Services
Revenue from Fuel Station Services decreased by $6.1 million or 12%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to a decrease of $1.6 million in RIN and LCFS minting services, $0.5 million due to lower RIN price partially offset by higher LCFS price, decrease of $5.2 million attributed to lower dispensing and $3.1 million driven by construction projects delays. Offset by sales type leases increase of $3.5 million is due to increase in lease revenues of $2.2 million due to the commencement of a sales-type outside the United States as well as increase in operating leases $1.3 million in United States and $1.0 million due to increase in GGEs in OPAL owned stations.
Renewable Power
Revenue from Renewable Power was flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as increase in revenues from higher generation was offset by lower environmental attributes.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $0.7 million, or 6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase is primarily related to a $1.3 million increase in gas expense, $1.0 million increase in maintenance and $0.3 million higher utilities. This was partially offset by $2.0 million in royalties due to lower environmental credit revenues.
Fuel Station Services
Cost of sales from Fuel Station Services decreased by $4.3 million, or 11%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to a $5.8 million decrease in dispensing fees driven by lower RIN pricing, offset by a $1.5 million increase in FPA tolling expense driven by higher volumes.
Renewable Power
Cost of sales from Renewable Power decreased by $1.1 million, or 17%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to an $0.7 million decrease in major maintenance and a $0.4 million decrease primarily driven by the timing of non-labor and other expenses.
Project development and startup costs
Project development and startup costs decreased by $4.3 million, or 70%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to virtual pipeline costs related to Prince William and Polk facilities.
Selling, general, and administrative
Selling, general, and administrative expenses decreased by a total of $0.8 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to decreases in compensation costs, and advocacy expenses offset by IT and marketing.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion decreased by a total of $0.3 million, or 6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to lower depreciation expense in Renewable Power.
Loss from equity method investments
Net loss attributable to equity method investments increased by $1.0 million, or 143%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to a decrease in the realized price of RINs sold on operating facilities and lower production primarily at Pine Bend and Emerald.
Interest and financing expense, net
Interest and financing expenses, net decreased by $0.2 million, or 3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily related to an increase in interest income from sales-type lease, decrease in interest rates, partially offset by an increase in the average outstanding loan balance.
Other (expense) income

Other income decreased by $1.8 million or 146% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily related to change in fair value of warrants.
Income tax benefit
Income tax benefit decreased by $2.3 million or 29% for three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily driven by lower generation of transferable tax credits in 2026 compared to 2025.
Net (loss) income attributable to redeemable non-controlling interest
Net (loss) income attributable to redeemable non-controlling interest increased by $11.4 million, or 970%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The net loss for the three months ended March 31, 2026 and 2025 reflects the portion of earnings belonging to OPAL Fuels equity holders. The increase is primarily attributable to higher net loss in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interest
Net income attributable to non-redeemable non-controlling interest remained flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Accretion of the redeemable preferred non-controlling interest to its redemption amount
Accretion of the redeemable preferred non-controlling interest to its redemption amount increased by $6.9 million or 264% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily driven by accretion to redemption value following the issuance of redeemable preferred non-controlling interests in March 2026.
Liquidity and Capital Resources
Liquidity
As of March 31, 2026, our liquidity was $232.5 million, consisting of $39.3 million of unused capacity under the revolver, $60.0 million of undrawn preferred stock facility commitments and $133.2 million of cash and cash equivalents. Refer to Note 3. Loans.
We expect that our available cash together with our other assets, expected cash flows from operations, and access to expected sources of capital will be sufficient to meet our existing commitments for a period of at least twelve months from the date of this quarterly report. Any reduction in demand for our products or our ability to manage our production facilities may result in lower cash flows from operations which may impact our ability to make investments and may require changes to our growth plan.
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
We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise. In the fourth quarter of 2025, NextEra exercised its redemption option to redeem the preferred units. The Units were redeemed in the first quarter of 2026. Refer to Note 8. Redeemable Non-controlling Interest, Redeemable Preferred Non-controlling Interest and Stockholders' Equity for additional details.
OPAL Term Loan

During the three months ended March 31, 2026, the Company drew $128.4 million under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay $20.0 million outstanding under the revolving loan facility. As of March 31, 2026, the Company had utilized $10.7 million of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
During the three months ended March 31, 2026, the Company commenced principal payments under its credit agreement. In addition, beginning in the first quarter of 2026, the Company is subject to a quarterly cash sweep pursuant to which, within two business days after the required delivery of quarterly financial statements, a percentage of distributable cash is required to be applied to repay outstanding borrowings, with the applicable percentage determined based on the Company’s consolidated debt to cash flow ratio. If the required financial statements are not delivered within the specified timeframe, 100% of distributable cash is required to be applied to the cash sweep.
As of March 31, 2026 and December 31, 2025, the outstanding loan balance (current and non-current) excluding deferred financing costs was $437.5 million and $341.6 million, respectively.
We have the ability, during the delayed draw availability period, which expired in March 2026, and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of March 31, 2026, we are in compliance with the financial covenants under the OPAL Term Loan.
Sunoma Loan
On August 27, 2020, Sunoma, an indirect wholly-owned subsidiary of ours entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20 million. Sunoma paid $0.6 million in financing fees. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20.0 to $23.0 million. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at an annual fixed rates of 7.8% and 8.2% per annum during the term.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. As of March 31, 2026, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
As of March 31, 2026 and December 31, 2025, the outstanding loan balance (current and non-current) excluding deferred financing costs was $18.5 million and $19.1 million, respectively.
The significant assets of Sunoma, as well as those of other consolidated variable VIEs, are presented in a separate table below the consolidated balance sheets as of March 31, 2026 and December 31, 2025. See Note 2. Investments in other entities and Variable Interest Entities for additional information.
Redeemable Series A Preferred Units of OPAL Fuels LLC
In November 2021, NextEra subscribed for an aggregate of $100.0 million of Series A preferred units issued by OPAL Fuels LLC, a consolidated subsidiary of OPAL Fuels, Inc.
On March 6, 2026, OPAL Fuels LLC (“Opal Fuels”), the Company’s primary operating consolidated subsidiary, entered into a subscription agreement (“Subscription Agreement”) with Preferred Fuels LLC, (“Preferred Fuels” or “Investor”), an entity under common control with the Company. Pursuant to the Subscription Agreement Preferred Fuels committed to purchase up to $180.0 million (the “Offering”) of Series A preferred units of Opal Fuels in multiple closings. At the initial closing on March 6, 2026, Preferred Fuels purchased 1,200,000 preferred units for aggregate proceeds of $120.0 million. OPAL Fuels may, in its sole discretion, require Preferred Fuels to fund up to an additional $60.0 million (or “Undrawn Commitment”) within one year of the initial closing (“or Availability Period”), subject to the terms of the Subscription Agreement. Additionally, pursuant to the Subscription Agreement, the Investor also has a right of first offer to purchase up to an additional 700,000 Units for an aggregate purchase price of up to $70.0 million in the Offering in the event that OPAL Fuels intends to sell any additional units prior to the two (2) year anniversary of the initial closing. Opal Fuels used the proceeds received from the issuance of the Series A preferred units on March 6, 2026 to redeem all of the previously issued and outstanding Series A preferred units with Nextera.

In connection with the initial closing on March 6, 2026, OPAL Fuels Inc. issued to Preferred Fuels warrants (“Warrants”) to purchase up to 2,160,000 shares of Class A common stock (the “Warrant Shares”) at an exercise price per share of $2.67, subject to customary anti-dilution adjustments. The Warrants expire on March 6, 2034. A holder of the Warrants shall not have the right to exercise the Warrants without prior approval by the Company’s Board of Directors to the extent that after giving effect to such exercise, such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise. Up to 720,000 shares of the Warrant Shares are forfeitable if Preferred Fuels fails to fund issuance of the remaining Series A preferred units during the Availability Period provided Opal Fuels requested such funding. As of March 31, 2026, no drawdown request has been made.
Additionally, up to 840,000 shares issuable on a pro rata basis upon future purchases by Preferred Fuels of up to an additional 700,000 Series A preferred units (up to $70.0 million) within two years of the initial closing pursuant to its right of first offer. No Subsequent Warrant Shares have been issued as of March 31, 2026.
The Company recorded Series A preferred units as redeemable noncontrolling interest in its condensed consolidated financial statements at the amount of proceeds received, less the fair value of the Warrants of $2.8 million and directly attributable issuance costs of $3.3 million. The Series A preferred units are subsequently remeasured to their redemption value as of each reporting date as if such reporting date were the redemption date, with changes in carrying amount recorded as adjustments to additional paid-in capital to the extent available, with any excess recorded to accumulated deficit. The Company concluded that the Warrants are not indexed to the Company’s equity. The Warrants are accounted for as liabilities in the Company’s condensed consolidated financial statements with changes in fair value recognized in other (expense) income, net.
Terms of Redeemable Preferred Units
The Series A-1 preferred units held by Hillman RNG Investments LLC (Hillman), Series A preferred units previously held by NextEra affiliated entity and the new Series A preferred units (collectively the “Preferred Units”) held by Preferred Fuels, have substantially the same terms and features (unless specified otherwise) which are listed below:
Voting: The Series A-1 preferred units do not have any voting rights. The Series A preferred units carry no voting rights except as required by Delaware law or as provided under certain protective covenants in the Subscription Agreement.
Dividends: The Series A-1 preferred units are entitled to receive dividends at a rate of 8% per annum. The Series A preferred units are entitled to preferred quarterly distributions at a rate of 12% per annum (“Preferred Coupon”), compounding quarterly. Dividends on each series begin accruing from the issuance date, are mandatory and cumulative. OPAL Fuels may elect to pay up to 2% per annum of the 12% Series A Preferred Coupon in kind through the issuance of additional Series A preferred units.
Liquidation preference: In the event of a liquidation of OPAL Fuels, each holder of Series A and Series A-1 units is entitled to receive, on a pro rata basis, the original issue price of $100 per unit plus any accrued and unpaid dividends, out of assets available for distribution after payment of debt, liabilities, and liquidation expenses.
Redemption and Conversion: OPAL Fuels may redeem each series of Preferred Units at any time at the original issue price of $100 per unit plus accrued and unpaid dividends. Under the Series A preferred units, the Company was required to respond within 90 days from the date of the holder’s redemption notice in accordance with the applicable terms.
Preferred Fuels may require redemption upon (i) a change of control, (ii) an uncured material debt default or breach of protective covenants continuing for 60 days, or (iii) at any time on or after the fifth anniversary of the initial closing (March 6, 2031). In the event OPAL Fuels fails to redeem the Series A preferred units when requested: (1) the Preferred Coupon rate increases by an additional 0.50% per quarter, subject to a maximum of 4.00% per annum above the then-applicable rate, with all accrued distributions compounding quarterly at the Preferred Coupon plus the penalty rate; and (2) any residual cash flow of OPAL Fuels and its subsidiaries after operating expenses and capital expenditures must be applied to redeem the Series A preferred units at the applicable Redemption Price until the failure is cured. The applicable Redemption Price is (i) a price equal to at least 1.15 times the original issue price (inclusive of all fees paid and accrued dividends) on or prior to the first anniversary of the initial closing, (ii) 102% of the original issue price (exclusive of fees) after the first but on or prior to the second anniversary, and (iii) the original issue price plus accrued and unpaid cash dividends thereafter. Preferred Fuels also has the right, but not the obligation, to appoint a single director to the Board of Directors of OPAL Fuels Inc. if the redemption failure is not cured within 90 days.

Cash Flows
The following table presents our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$12,916	$29,679
Net cash used in investing activities	(19,384)	(9,277)
Net cash provided by (used in) financing activities	115,124	(4,732)
Net increase in cash, restricted cash, and cash equivalents	$108,656	$15,670
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $12.9 million, a decrease of $16.8 million compared to $29.7 million for the three months ended March 31, 2025.
This was primarily attributable to unfavorable changes in working capital, higher net loss and lower noncash items.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $19.4 million, an increase of $10.1 million compared to the $9.3 million used in investing activities for the three months ended March 31, 2025.
This was primarily attributable to an increase in payments made for the construction of various RNG generation and dispensing facilities in 2026 compared to 2025 and a decrease in distributions received from equity method investments. These were partially offset by lower contributions made to equity method investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $115.1 million, an increase of $119.9 million compared to the net cash used in financing activities of $4.7 million for the three months ended March 31, 2025.
This was primarily attributable to an increase in proceeds from long-term loans and an increase in from the issuance of preferred stock. These were partially offset by redemption of shares of preferred stock and an increase in repayment of loans.
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
As of March 31, 2026, we anticipate spending of approximately $155.0 million in capital expenditures for the next 12 months for RNG projects, fuel stations and our share of contributions in our equity method investment projects. This includes projects which have not been fully committed. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.
In addition to the above, we also have lease commitments on our vehicle fleets and office leases and quarterly amortization payment obligations under various debt facilities. Please see Note 3. Loans and Note 12. Commitments and Contingencies to our condensed consolidated financial statements for additional information.

We plan to fund these expenditures primarily through cash on hand, cash generated from operations and availability under existing debt facilities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are not required to provide the information required by this Item because it is a “smaller reporting company.”
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
Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of March 31, 2026, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Changes in Internal Controls over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations. For more information about our pending legal proceedings, please refer to Note 12. Commitments and Contingencies.
Item 1A. Risk Factors
Except as described below, there have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by the Company on August 10, 2022).
3.2	Bylaws of OPAL Fuels Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on July 27, 2022).
3.3
Amended and Restated Certificate of Designations of Series A Preferred Units of OPAL Fuels LLC, dated March 6, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 9, 2026).

4.1	Warrant, dated March 6, 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 9, 2026)
10.1	Subscription Agreement, dated March 6, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 9, 2026).
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
Test Hyperlink Ex 31.1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2026

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Kazi Hasan
Name:	Kazi Hasan
Title:	Chief Financial Officer