Form 10-Q
period 2026-06-30
OPAL Fuels Inc.
filed 2026-08-10
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________ to ____________

Commission File Number: 001-40272

OPAL FUELS INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0990453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North Lexington Avenue, Suite 1450
White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)
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

As of August 6, 2026, a total of 30,357,544 shares of Class A common stock, par value $0.0001 per share, 121,500,000 shares of Class B common stock, par value of $0.0001 per share and 22,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “objective,” “outlook,” “plans,” "potential," “projected,” “propose,” “seeks,” “should,” “target,” “will,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, which may affect actual results or outcomes include:
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2026 (our “Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025	3
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025	4
	Condensed Consolidated Statements of Changes In Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest And Stockholders' Equity (Deficit) for the three and six months ended June 30, 2026 and 2025	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	7
	Notes To Condensed Consolidated Financial Statements	9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
ITEM 4.	CONTROLS AND PROCEDURES	45
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	46
ITEM 1A.	RISK FACTORS	46
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	46
ITEM 4.	MINE SAFETY DISCLOSURES	46
ITEM 5.	OTHER INFORMATION	46
ITEM 6.	EXHIBITS	47
SIGNATURES		48
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

“Business Combination” refers to the transactions contemplated by the Business Combination Agreement dated as of December 2, 2021 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among ArcLight, OPAL Fuels and OPAL Holdco LLC.

“Central Valley” refers to the consolidated variable interest entity of Central Valley RNG Holdings LLC and its subsidiaries.

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

“CMS” refers to CMS RNG LLC, a consolidated variable interest entity formed on May 9, 2025 as a joint venture to develop, construct, own, and operate a renewable natural gas facility. The Company holds a 70% membership interest in CMS, with the remaining 30% owned by a third‑party partner.

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

“OPAL Intermediate Holdco” refers to OPAL Fuels Intermediate Holding Company LLC an indirect wholly owned subsidiary of the Company.

“OPAL Term Loan” refers to the term loan agreement entered into on October 22, 2021, by OPAL Intermediate Holdco with a syndicate of lenders.

“Paragon Loan” refers to the senior secured delayed‑draw term loan and related revolving loan facilities governed by the Amended and Restated Credit Agreement, under which Paragon RNG LLC, the Company’s joint venture, is the borrower and certain of its subsidiaries are guarantors.

"Preferred Coupon" refers to the 12% per annum preferred quarterly distribution rate applicable to the Series A preferred units, compounding quarterly.

"Preferred Units" refers, collectively, to the Series A-1 preferred units held by Hillman, the Series A preferred units previously held by a NextEra affiliated entity, and the new Series A preferred units held by Preferred Fuels.

“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002.

“Securities Act” refers to the Securities Act of 1933, as amended.

“Sunoma” refers to Sunoma Holdings LLC and its wholly‑owned subsidiary, Sunoma Renewable Biofuel LLC, which together are owned 90% by OPAL Fuels Inc. and 10% by Paloma Dairy LLC.

“Sunoma Loan” refers to the debt agreement entered into on August 27, 2020 by Sunoma Renewable Biofuel LLC, an indirect wholly‑owned subsidiary of the Company, with Live Oak Banking Company.
“45Z” refers to Production Tax Credits.

In addition, the following is a glossary of key industry terms used herein:
“AAA” refers to the American Arbitration Association.

“ATM” refers to At Market Issuance Sales Agreement.

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

“EPA” refers to the U.S. Environmental Protection Agency.

"GGE" or "GGEs" refers to gasoline gallon equivalent(s), a unit of measurement used to compare the energy content of alternative fuels to that of gasoline.

“GHG” refers to greenhouse gases.

“ITC” refers to Investment Tax Credit.

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

Part I - Financial Information
Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	June 30, 2026	December 31, 2025
Assets(1)	(Unaudited)
Current assets:
Cash and cash equivalents	$91,363	$24,408
Accounts receivable, net of allowances of $1,040 and $469, respectively(2)	37,517	61,806
Restricted cash - current	915	1,210
Contract assets	6,638	8,276
Parts inventory	12,581	10,964
Prepaid expense and other current assets	14,335	16,018
Total current assets	163,349	122,682
Property, plant, and equipment, net	525,773	495,634
Investments in other entities	234,298	231,223
Net investment in sales-type lease	10,604	8,224
Restricted cash - non-current	2,914	2,700
Goodwill	54,608	54,608
Other long-term assets	48,698	44,398
Total assets	1,040,244	959,469
Liabilities and Stockholders' Equity (Deficit)(1)
Current liabilities:
Accounts payable(3)	13,107	19,004
Contract liabilities	3,052	6,296
Loan, current portion	18,882	15,062
Accrued expenses and other current liabilities	54,843	63,857
Total current liabilities	89,884	104,219
Loans, net of debt issuance costs	412,809	337,063
Other long-term liabilities	21,199	20,430
Total liabilities	523,892	461,712
Commitments and contingencies Note 12
Redeemable preferred non-controlling interests	158,400	130,000
Redeemable non-controlling interests	320,053	377,898
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value, shares issued: 31,993,327 and 30,633,161 as of June 30, 2026 and December 31, 2025, respectively; shares outstanding: 30,357,544 and 28,997,378 as of June 30, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.0001 par value, 121,500,000 issued and outstanding as of June 30, 2026 and December 31, 2025	12	12
Class C common stock, $0.0001 par value; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class D common stock, $0.0001 par value, 22,899,037 shares issued and outstanding as of June 30, 2026 and December 31, 2025	2	2
Retained earnings (accumulated deficit)	37,535	(1,307)
Accumulated other comprehensive income (loss)	416	(26)
Class A common stock in treasury, at cost; 1,635,783 as of June 30, 2026 and December 31, 2025	(11,614)	(11,614)
Total stockholders' equity (deficit) attributable to the Company	26,354	(12,930)
Non-redeemable non-controlling interests	11,545	2,789
Total stockholders' equity (deficit)	37,899	(10,141)
Total liabilities, redeemable preferred, redeemable non-controlling interests and stockholders' equity (deficit)	$1,040,244	$959,469
(1) Includes amounts related to consolidated VIEs, which are presented separately in the table below.
(2) Includes related‑party amounts of $1,016 and $13,318 as of June 30, 2026 and December 31, 2025, respectively.
(3) Includes related‑party amounts of $2,715 and $8,951 as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the consolidated balance sheets above.

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets of consolidated VIEs, included in total assets above:
Cash and cash equivalents	$1,208	$87
Accounts receivable	9	38
Restricted cash - current	915	1,210
Prepaid expense and other current assets	105	131
Property, plant, and equipment, net	64,407	42,643
Restricted cash - non-current	2,914	2,700
Total assets of consolidated VIEs	69,558	46,809
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	53	390
Accounts payable, related party	236	227
Loan, current portion	2,271	2,457
Accrued expenses and other current liabilities	10,290	12,431
Loan, net of debt issuance costs	15,756	16,618
Other long-term liabilities	—	582
Total liabilities of consolidated VIEs	$28,606	$32,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
RNG fuel(1)	$23,821	$25,130	$45,459	$52,729
Fuel station services(2)	53,064	47,026	97,630	97,704
Renewable power(3)	6,514	8,300	13,685	15,430
Total revenues	83,399	80,456	156,774	165,863
Operating expenses:
Cost of sales - RNG fuel	12,282	11,414	25,111	23,567
Cost of sales - Fuel station services	40,362	38,731	75,752	78,453
Cost of sales - Renewable power	6,285	6,899	11,915	13,661
Project development and startup costs	3,301	3,477	5,116	9,558
Selling, general and administrative	14,274	17,460	29,458	33,427
Depreciation, amortization, and accretion	5,167	5,264	10,780	11,206
Impairment loss	4,142	—	4,142	—
Loss (income) from equity method investments	597	(1,962)	2,354	(1,240)
Total operating expenses	86,410	81,283	164,628	168,632
Operating loss	(3,011)	(827)	(7,854)	(2,769)
Other expense
Interest and financing expense	(8,647)	(6,637)	(15,291)	(13,087)
Interest income	2,101	270	2,861	655
Other income, net	672	1,067	97	2,321
Total other expenses	(5,874)	(5,300)	(12,333)	(10,111)
Net loss before income tax benefit	(8,885)	(6,127)	(20,187)	(12,880)
Income tax benefit	4,738	13,686	10,447	21,723
Net (loss) income	(4,147)	7,559	(9,740)	8,843
Net (loss) income attributable to redeemable non-controlling interest	(7,136)	3,982	(19,703)	2,808
Net income attributable to non-redeemable non-controlling interest	137	160	219	236
Accretion of the redeemable preferred non-controlling interest to its redemption amount	4,353	2,617	13,887	5,234
Net (loss) income attributable to Class A common stockholders	$(1,501)	$800	$(4,143)	$565
Weighted average shares outstanding of Class A common stock:
Basic	29,641,216	28,265,710	28,966,490	27,995,258
Diluted	29,641,216	29,229,245	28,966,490	28,688,505
Per share amounts:
Basic	$(0.05)	$0.03	$(0.14)	$0.02
Diluted	$(0.05)	$0.03	$(0.14)	$0.02
(1) Includes revenues from related parties of $125 and $17,878 for the three months ended June 30, 2026 and 2025, respectively.
Includes revenues from related parties of $17,167 and $37,979 for the six months ended June 30, 2026 and 2025, respectively.
(2) Includes revenues from related parties of $3,251 and $12,826 for the three months ended June 30, 2026 and 2025, respectively.
Includes revenues from related parties of $16,358 and $29,429 for the six months ended June 30, 2026 and 2025, respectively.
(3) Includes revenues from related parties of $0 and $1,488 for the three months ended June 30, 2026 and 2025, respectively.
Includes revenues from related parties of $872 and $2,654 for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(4,147)	$7,559	$(9,740)	$8,843
Other comprehensive gain (loss)
Net unrealized gain (loss) on cash flow hedges	1,327	(336)	2,542	(901)
Total comprehensive (loss) income	(2,820)	7,223	(7,198)	7,942
Comprehensive (loss) income attributable to redeemable non-controlling interests	(6,040)	3,702	(17,603)	2,058
Comprehensive income attributable to non-redeemable non-controlling interests	137	160	219	236
Accretion of the redeemable preferred non-controlling interest to its redemption amount	4,353	2,617	13,887	5,234
Comprehensive (loss) income attributable to Class A common stockholders	$(1,270)	$744	$(3,701)	$414
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total Equity (Deficit)	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2025	30,633,161	$3	121,500,000	$12	22,899,037	$2	$—	$(1,307)	$(26)	$2,789	(1,635,783)	$(11,614)	$(10,141)	$130,000	$377,898
Net loss	—	—	—	—	—	—	—	(986)	—	82	—	—	(904)	—	(4,689)
Other comprehensive income	—	—	—	—	—	—	—	—	210	—	—	—	210	—	1,005
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	1,360,166	—	—	—	—	—	(1,343)	—	—	—	—	—	(1,343)	—	—
Stock-based compensation	—	—	—	—	—	—	357	—	—	—	—	—	357	—	1,698
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(65)	—	—	(65)	—	—
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	986	23,581	—	—	—	—	24,567	—	(24,567)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,444)	—
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	7,402	—	—	7,402	—	—
Redeemable preferred non-controlling interest issuance, net of issuance costs and warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	113,910	—
Redemption of redeemable preferred non‑controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(1,656)	—	—	—	—	(1,656)	9,534	(7,878)
March 31, 2026	31,993,327	3	121,500,000	12	22,899,037	2	—	19,632	184	10,208	(1,635,783)	(11,614)	18,427	150,000	343,467
Net loss	—	—	—	—	—	—	—	(745)	—	137	—	—	(608)	—	(3,539)
Other comprehensive income	—	—	—	—	—	—	—	—	232	—	—	—	232	—	1,095
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	—	—	—	—	—	—	(29)	—	—	—	—	—	(29)	—	—
Stock-based compensation	—	—	—	—	—	—	358	—	—	—	—	—	358	—	1,702
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(329)	19,404	—	—	—	—	19,075	—	(19,075)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,841)	—
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,200	—	—	1,200	—	—
Redeemable preferred non-controlling interest issuance, net of issuance costs and warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	7,888	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(756)	—	—	—	—	(756)	4,353	(3,597)
June 30, 2026	31,993,327	$3	121,500,000	$12	22,899,037	$2	$—	$37,535	$416	$11,545	(1,635,783)	$(11,614)	$37,899	$158,400	$320,053

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total (Deficit) Equity	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2024	30,065,260	$3	71,500,000	$7	72,899,037	$7	$—	$(137,004)	$152	$618	(1,635,783)	$(11,614)	$(147,831)	$130,000	$482,863
Net income	—	—	—	—	—	—	—	202	—	76	—	—	278	—	1,006
Other comprehensive loss	—	—	—	—	—	—	—	—	(94)	—	—	—	(94)	—	(469)
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	542,404	—	—	—	—	—	(382)	—	—	—	—	—	(382)	—	—
Stock-based compensation	—	—	—	—	—	—	293	—	—	—	—	—	293	—	1,458
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)	—	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—		(437)	—	—	—	—	(437)	2,617	(2,180)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	89	205,870	—	—	—	—	205,959	—	(205,959)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
March 31, 2025	30,607,664	3	71,500,000	7	72,899,037	7	—	68,631	58	634	(1,635,783)	(11,614)	57,726	130,000	276,719
Net income	—	—	—	—	—	—	—	1,237	—	160			1,397	—	6,162
Other comprehensive loss	—	—	—	—	—	—	—	—	(56)	—	—	—	(56)	—	(282)
Issuance of Class A common stock under the ATM program	17,104	—	—	—	—	—	58	—	—	—	—	—	58	—	—
Share conversion	—	—	50,000,000	5	(50,000,000)	(5)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	7,192	—	—	—	—	—	(5)	—	—	—	—	—	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	369	—	—	—	—	—	369	—	1,835
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)	—	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(438)	—	—	—	—	(438)	2,617	(2,180)
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,991	—	—	1,991	—	—
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(422)	(82,872)	—	—	—	—	(83,294)	—	83,294
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
June 30, 2025	30,631,960	$3	121,500,000	$12	22,899,037	$2	$—	$(13,442)	$2	$2,735	(1,635,783)	$(11,614)	$(22,302)	$130,000	$365,548
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(9,740)	$8,843
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization, and accretion	10,780	11,206
Stock-based compensation	4,115	3,956
Allowance for accounts receivable	571	2,454
Assets' impairment	4,142	—
(Loss) income from investments in other entities	2,354	(1,240)
Distributions from return on investments in other entities	669	2,620
Deferred income taxes	(10,630)	—
Other	1,224	(949)
Changes in operating assets and liabilities:
Accounts receivable(1)	23,718	(10,500)
Parts inventory	(1,617)	(2,710)
Prepaid expenses and other current and long-term assets	10,812	10,682
Accounts payable(2)	(4,950)	3,526
Accrued expenses and other current and non-current liabilities	(7,771)	(6,083)
Net cash provided by operating activities	23,677	21,805
Cash flows from investing activities:
Purchase of property, plant, and equipment	(52,680)	(33,409)
Distributions from return of investments in other entities	7,006	9,100
Cash paid, related to investments in other entities	(13,482)	(11,717)
Proceeds from disposal of property, plant and equipment	700	—
Net cash used in investing activities	(58,456)	(36,026)
Cash flows from financing activities:
Proceeds from loans	128,382	40,000
Repayment of loans	(49,542)	(15,863)
Proceeds from redeemable preferred non-controlling interest and warrants issuance, net of issuance costs	124,558	—
Redemption of redeemable preferred non‑controlling interest	(100,000)	—
Financing costs paid to other third parties	(947)	(1,250)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	—	58
Repayment of principal portion of finance lease liabilities	(678)	(707)
Payment of preferred dividends	(7,285)	(5,234)
Distribution to non-redeemable non-controlling interest	(65)	(110)
Cash paid for taxes related to net share settlement of equity awards	(1,372)	(387)
Capital contribution from non-redeemable non-controlling interests	8,602	1,991
Net cash provided by financing activities	101,653	18,498
Net increase in cash, restricted cash, and cash equivalents	66,874	4,277
Cash, restricted cash, and cash equivalents, beginning of period	28,318	29,228
Cash, restricted cash, and cash equivalents, end of period	$95,192	$33,505
(1) Includes decrease (increase) from related parties of $12,302 and $(10,974) for the six months ended June 30, 2026 and 2025, respectively
(2) Includes (decrease) increase from related parties of $(6,236) and $356 for the six months ended June 30, 2026 and 2025, respectively

Supplemental disclosure of cash flow information
Interest paid, net of $1,327 and $1,241 capitalized, respectively	$14,690	$13,304
Noncash investing and financing activities:
Issuance of warrants in connection with redeemable preferred non-controlling interest financing	$2,760	$—
Purchase of property, plant and equipment included in accrued expenses and other current liabilities	$19,941	$24,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The Company’s unaudited condensed consolidated financial statements include the assets and liabilities of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Noncontrolling interests related to the Company’s VIEs are presented separately from stockholders' equity (deficit) on the condensed consolidated balance sheets and are reported as non-redeemable non-controlling interests within the condensed consolidated statements of changes in redeemable non-controlling interest, redeemable preferred non-controlling interest and stockholders' equity (deficit).
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
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832). This ASU establishes a unified accounting model for business entities when recognizing, measuring, and presenting government grants. The ASU categorizes grants as either related to an asset or related to income. A grant related to income is recognized in earnings in a systematic and rational manner over the periods in which the entity recognizes the related expenses for which the grant is intended to compensate. Presentation of the grant on the income statement can be either as a component of other income or as a deduction from the related expenses. The standard is effective for annual periods beginning after December 15, 2028 and interim periods within those annual periods. However, the ASU permits early adoption. The Company is considering early adoption of ASU 2025-10 in the third quarter of 2026 and retrospective application of its provisions. The Company is currently evaluating the impact of adoption on its financial statements, including the presentation of Section 45z production tax credits.
Parts Inventory
Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. Parts inventory is stated at historical cost, which is determined using the average cost method, and is recorded at the lower of cost or net realizable value. An annual review of inventory is performed to identify obsolete items.
Environmental Credits Held for Sale
For the three months ended June 30, 2026 and 2025, the Company recorded $1,992 and $4,693 as part of Cost of sales - Fuel Station Services in the condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value. For the six months ended June 30, 2026 and 2025, the Company recorded $4,202 and $10,540, respectively.
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

	June 30, 2026	December 31, 2025
Accrued capital expenditures	$19,941	$24,629
Accrued payroll	6,369	7,719
Accrued environmental credit rebates	5,197	4,993
Accrued expenses	11,670	12,062
Other current liabilities	11,666	14,454
Total accrued expenses and other current liabilities	$54,843	$63,857
Contract Balances
Contract assets consist primarily of costs and estimated earnings in excess of billings and retainage receivables. Costs and estimated earnings in excess of billings represent unbilled amounts earned and reimbursable under construction contracts and arise when revenues have been recognized but amounts are conditional and have yet to be billed under the terms of the contract. Amounts become billable in accordance with contract terms, generally based on progress toward completion and the achievement of contractual milestones. Cost and estimated earnings in excess of billings amounted to $5,140 and $6,489 as of June 30, 2026 and December 31, 2025, respectively.
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
During the six months ended June 30, 2026, the Company recognized revenue of $3,510 that was included in contract liabilities at December 31, 2025. During the six months ended June 30, 2025, the Company recognized revenue of $3,404 that was included in contract liabilities at December 31, 2024.
Impairment
During the three months ended June 30, 2026, the Company recognized impairment charges of $3,595 related to certain long-lived assets in its Renewable Power segment and $547 related to certain long-lived assets in its Fuel Station Services segment. The impairment within its Renewable Power segment resulted from the Company's decision to repurpose a renewable power facility for use as an RNG facility. As a result of the change in intended use, certain assets associated with the renewable power facility were no longer expected to be utilized and had no alternative future use.

Accordingly, the Company determined that the fair value of the affected assets was zero and recorded an impairment charge equal to their carrying value.
Remaining Performance Obligations
The Company's remaining performance obligations represent the unrecognized revenue value of its contract commitments. The Company's remaining performance obligations may significantly vary each reporting period based on the timing of major new contract commitments. As of June 30, 2026, the Company had a remaining performance obligation of $32,653 of which $12,068 is expected to be recognized within the next 12 months.
Significant Customers, Vendors and Concentration of Credit Risk
At June 30, 2026, two customers accounted for 42% of accounts receivable. At December 31, 2025, four customers accounted for 63% of accounts receivable.
During the three and six months ended June 30, 2026, and three months ended June 30, 2025 no individual vendor accounted for more than 10% of the Company's total volume of total purchases. During the six months ended June 30, 2025, there was one supplier that accounted for approximately 13% of the Company’s total purchases.
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
VIEs for which the Company is not the primary beneficiary are accounted for under the equity method. As of June 30, 2026, Sunoma, Central Valley and CMS were consolidated VIEs.
The condensed consolidated balance sheets summarize the major consolidated balance sheet items for consolidated VIEs as of June 30, 2026 and December 31, 2025. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs. All VIEs are RNG facilities reported under the RNG Fuel Supply segment, and the Company’s interests are primarily equity-based.
The following table presents the Company's ownership interests and carrying values of Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Land2Gas	Paragon	Other	Total
Percentage of ownership	50%	50%	20%	50%	50%	50%
Balance at December 31, 2025	$19,864	$20,755	$594	$36,554	$153,456	$—	$231,223
Balance at June 30, 2026	$18,028	$19,523	$259	$40,833	$149,597	$6,058	$234,298
As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $118,746 and $122,165, respectively. This basis difference primarily relates to the gain recognized upon the deconsolidation of certain RNG project entities, which increased the Company’s investment basis. The Company determined that this basis difference is attributable to construction in progress and will be amortized over the related assets’ estimated useful life of 20 years beginning when the assets are placed in service. The amortization of this basis difference, which reduces equity in earnings, was $1,719 and $1,719, reflected in income from equity method investments in the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. The amortization of this basis difference was $3,419 and $3,419 for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the (loss) income from equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$34,599	$31,757	$61,910	$54,274
Gross profit	6,657	11,567	9,901	14,382
Net (loss) income (1)	$(597)	$1,962	$(2,354)	$1,240
(1) Represents the Company's portion of the net (loss) income from equity method investments including amortization of any basis differences.
A summary of financial information for our portion of the assets and liabilities in equity method investees in the aggregate is as follows:

	June 30, 2026	December 31, 2025
Current assets	$19,803	$27,566
Noncurrent assets	324,676	305,900
Total assets	344,479	333,466
Current liabilities	41,574	35,874
Noncurrent liabilities	77,230	81,288
Total liabilities	$118,804	$117,162
The Company’s maximum exposure to loss is limited to its equity investment in the unconsolidated entities.
3. LOANS
The following table summarizes the borrowings under the various loan facilities as of June 30, 2026 and December 31, 2025:

		June 30, 2026	December 31, 2025
	Effective interest rate	Amount	Amount
OPAL Term Loan	8.4%	$421,563	$321,618
Revolving Loan		—	20,000
Sunoma Loan	8.8%	18,158	19,090
Equipment Loan	8.0%	385	559
Less: unamortized debt issuance costs		(8,415)	(9,142)
Less: current portion of long-term loans		(18,882)	(15,062)
Total long-term loan		$412,809	$337,063
As of June 30, 2026, principal maturities of debt are expected as follows, excluding any undrawn debt facilities:

Fiscal year:
Six months ending December 31, 2026	$9,505
2027	18,503
2028	399,171
2029	2,395
2030	2,589
Thereafter	7,943
$440,106
OPAL Term Loan

During the six months ended June 30, 2026, the Company drew $128,382 under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay $20,000 outstanding under the revolving loan facility. As of June 30, 2026, the Company had utilized $30,747 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of OPAL Fuels Intermediate HoldCo LLC (the “Borrower”) and certain subsidiaries of the Borrower (the “Guarantors”).
Beginning in the first quarter of 2026, the Company commenced principal payments under its credit agreement and became subject to a quarterly cash sweep pursuant to which, within two business days after the required delivery of quarterly financial statements, a percentage of distributable cash is required to be applied to repay outstanding borrowings, with the applicable percentage determined based on the Company’s consolidated debt to cash flow ratio. If the required financial statements are not delivered within the specified timeframe, 100% of distributable cash is required to be applied to the cash sweep.
On May 30, 2026, OPAL Fuels Inc. exercised its right pursuant to that certain Credit and Guarantee Agreement dated as of September 1, 2023 among the Borrower, direct and indirect subsidiaries of the Borrower as guarantors, the lenders party thereto as lenders, and Bank of America, N.A., as administrative agent, to contribute approximately $7,965 to Borrower in order for Borrower to maintain compliance with certain financial covenants under its credit facility.
Sunoma Loan
The Company utilized $927 for the issuance of letters of credit to support the operations.
4. LEASES
Lessor contracts
Sales-Type Leases
During the six months ended June 30, 2026, the Company entered into a new sales-type lease. Upon commencement, the carrying value of the underlying assets was removed from the balance sheet and a net investment in lease was recognized, measured at the present value of future lease payments discounted at the rate implicit in the lease. During the first quarter of 2026, $2,246 was recognized within fuel station services revenues and $1,838 was recorded in cost of sales - fuel station services.
As of June 30, 2026, a maturity analysis of lease receivables reflecting undiscounted cash flows to be received on an annual basis are as follows:

Fiscal year:
Six months ending December 31, 2026	$952
2027	1,949
2028	1,997
2029	2,047
2030	2,098
Thereafter	11,413
Total undiscounted cash flows	20,456
Less: Discount based on implicit rate	10,507
Plus: Unguaranteed residual asset	655
Net investment in sales-type lease	$10,604
5. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Interest Rate Swap Contracts
The Company expects to release $1,116 from the other comprehensive income in the next twelve months.
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

In	June 30, 2026	December 31, 2025	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as cash flow hedges:
Short term portion of the interest rate swaps	$1,116	$128	Prepaid expense and other current assets
Long term portion of the interest rate swaps	1,130	—	Other long-term assets
Long term portion of the interest rate swaps	—	(301)	Other long-term liabilities
	$2,246	$(173)
Commodity Swap Contracts
The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity swaps - realized	Revenues - Renewable Power	$5	$32	$(138)	$(60)
Commodity swaps - unrealized	Revenues - Renewable Power	—	1	92	(12)
Commodity swaps - realized	Revenues - RNG Fuel	1,193	804	256	871
Commodity swaps - unrealized	Revenues - RNG Fuel	(424)	1,935	34	607
Total realized and unrealized gain		$774	$2,772	$244	$1,406
The following table summarizes the derivative assets and liabilities related to commodity swaps as of June 30, 2026 and December 31, 2025:

	Fair Value
	June 30, 2026	December 31, 2025	Location of Fair value recognized in Balance Sheet
Derivatives not designated as hedging instruments:
Current portion of unrealized gain on commodity swaps	$2,116	$1,933	Prepaid expense and other current assets
Current portion of unrealized loss on commodity swaps	—	(92)	Accrued expenses and other current liabilities
Non - current portion of unrealized gain on commodity swaps	—	149	Other long-term assets
Total commodity swaps - unrealized gain	$2,116	$1,990
There were no amounts offset in the condensed consolidated balance sheets as of the period-end dates. In addition, there were no collateral balances with counterparties outstanding as of the period-end dates.
Warrants
During the first quarter of 2026, the Company issued the Warrants with an initial estimated fair value of $2,760. Changes in fair value of $(555) and $155 were recognized in other (expense) income, net, for the three and six months ended June 30, 2026, respectively, resulting in an estimated fair value of $2,915 as of June 30, 2026. The key inputs into the Black-Scholes option pricing model for the Warrants were as follows for the relevant periods:

	As of June 30, 2026	As of March 6, 2026
Risk-free interest rate	4.4%	4.0%
Expected term (years)	7.7	8.0
Expected volatility	58.9%	57.7%
Exercise price	$2.7	$2.7
Stock price	$2.2	$2.1
Recurring Fair Value Measurements
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2026 and December 31, 2025, set forth by level, within the fair value hierarchy:

	Fair values as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$74,542	$—	$—	$74,542
Interest rate swap contracts	—	2,246	—	2,246
Commodity swap contracts	—	2,116	—	2,116
Liabilities:
Warrants	$—	$—	$2,915	$2,915

	Fair values as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,969	$—	$—	$22,969
Commodity swap contracts	$—	$2,082	$—	$2,082
6. RELATED PARTIES
Related parties are represented by Fortistar LLC ("Fortistar") and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra Energy Marketing, LLC (“NextEra”).
The following table summarizes revenues recorded from related parties:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1), (5)	$—	$—	$—	$16,917	$10,856	$—
Commodity swaps (2), (5)	—	—	—	—	—	872
Environmental processing (3)	—	3,251	—	—	5,502	—
Service agreements (4)	125	—	—	250	—	—
Total	$125	$3,251	$—	$17,167	$16,358	$872

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$17,732	$10,476	$—	$37,833	$25,455	$—
Commodity swaps (2)	—	—	1,488	—	—	2,654
Environmental processing (3)	—	2,350	—	—	3,974	—
Service agreements (4)	146	—	—	146	—	—
Total	$17,878	$12,826	$1,488	$37,979	$29,429	$2,654
(1) Represents RIN and LCFS sales to NextEra. Includes revenues of $5,586 recognized under the Green Gas Contract, which were recorded within RNG fuel revenues for the three months ended June 30, 2025. Includes revenues of $5,674 and $10,603 recognized under the Green Gas Contract, which were recorded within RNG fuel revenues for the six months ended June 30, 2026 and 2025, respectively.
(2) Represents revenue earned under ISDA and REC sales agreements with NextEra.
(3) Represents environmental processing fees earned under agreements with equity method investments, related to the generation and marketing of RINs and LCFS.
(4) Represents management fees earned under an agreement with Fortistar.
(5) Due to the repayment and redemption of NextEra's redeemable noncontrolling interest in March 2026, revenues and balances related to transactions with NextEra are no longer included in the Company's related-party disclosures beginning in the second quarter of 2026. Year-to-date amounts reported in subsequent quarters of 2026 will continue to include activity recognized during the first quarter of 2026, when NextEra was still considered a related party.
The following table summarizes the various fees recorded under the service agreements with related parties which are included in selling, general and administrative within the Company's condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Staffing and management services	$404	$478	$992	$1,110
Rent - fixed compensation	194	118	379	348
IT services	1,220	1,066	2,444	2,031
Total related party fees	$1,818	$1,662	$3,815	$3,489
The following table presents the various balances for related parties included in the Company's condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Location in Balance Sheet	June 30, 2026	December 31, 2025
Assets:
Trade AR - NextEra (1)	Accounts receivable, net of allowance	$—	$12,626
Other	Accounts receivable, net of allowance	1,016	692
Total receivables - related party		1,016	13,318
Liabilities:
Payables to equity method investment entities	Accounts payable	2,715	8,450
Other (1)	Accounts payable	—	501
Total liabilities - related party		$2,715	$8,951
(1) Due to the repayment and redemption of NextEra's redeemable noncontrolling interest in March 2026, revenues and balances related to transactions with NextEra are no longer included in the Company's related-party disclosures beginning in the second quarter of 2026.
7. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company is organized into three operating segments.
During the fourth quarter of 2025, the Company changed the presentation of information reviewed by the Chief Operating Decision Makers (“CODM”) to allocate certain corporate general and administrative costs, including consulting, insurance, and payroll expenses, to the related reportable segments. Segment information has been retrospectively revised to reflect this change. All the assets and revenue-generating activities, aside from sales‑type lease in Canada, were domiciled in the United States for the three and six months ended June 30, 2026 and 2025. Transactions between reportable segments are accounted for using market‑based pricing. Intersegment revenues and expenses are eliminated in consolidation.
For the three months ended June 30, 2025, amounts reallocated from Corporate to RNG Fuel, Fuel Station Services, and Renewable Power were $2,834, $658, and $1,160, respectively. For the six months ended June 30, 2025, amounts reallocated from Corporate to RNG Fuel, Fuel Station Services, and Renewable Power were $5,126, $994, and $2,122, respectively.
The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to the Company's consolidated revenue and consolidated net loss for the three months ended June 30, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$23,821	$53,064	$6,514	$83,399	$—	$83,399
Intersegment revenues	142	9,576	—	9,718	—	9,718
	23,963	62,640	6,514	93,117	—	93,117
Reconciliation of Revenue
Elimination of intersegment revenues						(9,718)
Total revenues	23,821	53,064	6,514	83,399	—	83,399

Segment and Corporate Expenses
Less: (1)
Cost of sales	12,282	40,362	6,285	58,929	—	58,929
Loss from equity method investments	597	—	—	597	—	597
Interest and financing expense, net	7,596	(1,027)	(23)	6,546	—	6,546
Project development and startup costs	3,301	—	—	3,301	—	3,301
Impairment loss	—	547	3,595	4,142	—	4,142
Depreciation, amortization, and accretion	3,143	1,606	418	5,167	—	5,167
Other corporate expenses	—	—	—	—	7,828	7,828
Stock-based compensation	—	—	—	—	2,060	2,060
Other segment items (2)	2,324	217	1,173	3,714	—	3,714
Segment (loss) income	(5,422)	11,359	(4,934)	1,003	(9,888)	(8,885)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						4,738
Net loss						$(4,147)

The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net loss for the six months ended June 30, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$45,459	$97,630	$13,685	$156,774	$—	$156,774
Intersegment revenues	284	14,607	—	14,891	—	14,891
	45,743	112,237	13,685	171,665	—	171,665
Reconciliation of Revenue
Elimination of intersegment revenues						(14,891)
Total revenues	45,459	97,630	13,685	156,774	—	156,774

Segment and Corporate Expenses
Less: (1)
Cost of sales	25,111	75,752	11,915	112,778	—	112,778
Loss from equity method investments	2,354	—	—	2,354	—	2,354
Interest and financing expense, net	13,932	(1,460)	(42)	12,430	—	12,430
Project development and startup costs	5,116	—	—	5,116	—	5,116
Impairment loss	—	547	3,595	4,142	—	4,142
Depreciation, amortization, and accretion	6,236	3,164	1,380	10,780	—	10,780
Other corporate expenses	—	—	—	—	18,836	18,836
Stock-based compensation	—	—	—	—	4,115	4,115
Other segment items (2)	4,796	154	1,460	6,410	—	6,410
Segment (loss) income	(12,086)	19,473	(4,623)	2,764	(22,951)	(20,187)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						10,447
Net loss						$(9,740)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown in the line Cost of sales and no intersegment profit was recognized.
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - gain on RNG dispensing and payroll
•Renewable Power - payroll, consulting, insurance and other expenses
The following table reflects certain other financial data for the reportable segments as of June 30, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$234,298	$—	$—	$234,298	$—	$234,298
Segment assets	$719,905	$191,151	$22,108	$933,164	$107,080	$1,040,244
For the six months ended June 30, 2026, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$45,461	$7,219	$—	$52,680	$—	$52,680
The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to the Company's consolidated revenue and consolidated net income for the three months ended June 30, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$25,130	$47,026	$8,300	$80,456	$—	$80,456
Intersegment revenues	138	4,892	—	5,030	—	5,030
	25,268	51,918	8,300	85,486	—	85,486
Reconciliation of Revenue
Elimination of intersegment revenues						(5,030)
Total revenues	25,130	47,026	8,300	80,456	—	80,456

Segment and Corporate Expenses
Less: (1)
Cost of sales	11,414	38,731	6,899	57,044	—	57,044
Income from equity method investments	(1,962)	—	—	(1,962)	—	(1,962)
Interest and financing expense, net	6,387	(7)	(13)	6,367	—	6,367
Project development and startup costs	3,477	—	—	3,477	—	3,477
Depreciation, amortization, and accretion	2,995	1,317	952	5,264	—	5,264
Other corporate expenses	—	—	—	—	9,647	9,647
Stock-based compensation	—	—	—	—	2,205	2,205
Other segment items (2)	3,692	(311)	1,160	4,541	—	4,541
Segment (loss) income	(873)	7,296	(698)	5,725	(11,852)	(6,127)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						13,686
Net income						$7,559

The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income for the six months ended June 30, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$52,729	$97,704	$15,430	$165,863	$—	$165,863
Intersegment revenues	276	9,285	—	9,561	—	9,561
	53,005	106,989	15,430	175,424	—	175,424
Reconciliation of Revenue
Elimination of intersegment revenues						(9,561)
Total revenues	52,729	97,704	15,430	165,863	—	165,863

Segment and Corporate Expenses
Less: (1)
Cost of sales	23,567	78,453	13,661	115,681	—	115,681
Income from equity method investments	(1,240)	—	—	(1,240)	—	(1,240)
Interest and financing expense, net	12,404	56	(28)	12,432	—	12,432
Project development and startup costs	9,558	—	—	9,558	—	9,558
Depreciation, amortization, and accretion	5,954	3,351	1,901	11,206	—	11,206
Other corporate expenses	—	—	—	—	20,317	20,317
Stock-based compensation	—	—	—	—	3,956	3,956
Other segment items (2)	4,939	(163)	2,057	6,833	—	6,833
Segment (loss) income	(2,453)	16,007	(2,161)	11,393	(24,273)	(12,880)

Reconciliation of profit or loss (segment income / (loss))
Income tax benefit						21,723
Net income						$8,843

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown in line Cost of sales and no intersegment profit was recognized.
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - payroll expenses and gain on RNG dispensing
•Renewable Power - payroll, consulting, insurance and other expenses
The following table reflects certain other financial data for the reportable segments for as of December 31, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$231,223	$—	$—	231,223	$—	$231,223
Segment assets	$675,988	$196,853	$28,740	$901,581	$57,888	$959,469
For the six months ended June 30, 2025, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$20,108	$12,874	$427	$33,409	$—	$33,409
The following table reflects revenues from external customers by type for the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RNG Fuel
Environmental attributes	$20,424	$19,941	$38,654	$45,771
Brown gas sales and other	3,397	5,189	6,805	6,958
Total RNG Fuel	23,821	25,130	45,459	52,729
Fuel Station Services
OPAL owned stations	5,102	5,916	11,053	10,822
Environmental attributes and RNG marketing (1)	30,994	22,774	52,183	51,300
Third party station service and maintenance	7,125	6,534	13,925	13,604
Construction	6,329	9,183	11,228	17,174
Lease revenues (2)	3,514	2,619	9,241	4,804
Total Fuel Station Services	53,064	47,026	97,630	97,704
Renewable Power
Electricity sales	4,915	4,324	10,707	9,580
Environmental attributes	1,158	2,767	1,871	3,588
Lease revenues (3)	190	391	422	647
Other (4)	251	818	685	1,615
Total Renewable Power	6,514	8,300	13,685	15,430

Total revenues	$83,399	$80,456	$156,774	$165,863

Revenue from contracts with customers	$79,695	$77,446	$147,111	$160,412
Revenue from lease arrangements	$3,704	$3,010	$9,663	$5,451

(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements where we determined that we transferred the right to control the use of the station to the purchaser. Includes sales-type lease revenues of $—, $—, $2,246, and $— for the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025, respectively, from customers domiciled outside of the United States. All remaining lease revenue relates to operating leases.
(3) Renewable Power operating lease revenue relates to revenue from power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.
(4) Includes management fee revenues earned from management of operations of equity method entities.
The tables below outline the revenue from customers that comprise 10% or more of the Company's consolidated revenue, along with their respective percentages of revenue by each segment.

	Six Months Ended June 30,
	2026		2025
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	$35,455	23%	$37,833	23%
Fuel Station Services	29,396	19%	25,455	15%
Renewable Power	1,690	1%	2,654	1%
Total	$66,541	43%	$65,942	39%
The tables below outline the revenue from customers that comprise 10% or more of our consolidated revenue, along with their respective percentages of revenue by each segment.

	Three Months Ended June 30,
	2026		2025
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	18,538	22%	$17,732	22%
Fuel Station Services	18,540	22%	10,476	13%
Renewable Power	818	1%	1,488	2%
Total	$37,896	45%	$29,696	37%
8. REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Common stock
As of June 30, 2026, the Company is authorized to issue 340,000,000 shares of Class A common stock, 160,000,000 shares of Class B common stock, 160,000,000 shares of Class C common stock, and 160,000,000 shares of Class D common stock.
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

On March 6, 2026, OPAL Fuels LLC (“Opal Fuels”), the Company’s primary operating consolidated subsidiary, entered into a subscription agreement (“Subscription Agreement”) with Preferred Fuels LLC, (“Preferred Fuels” or “Investor”), an entity under common control with the Company. Pursuant to the Subscription Agreement Preferred Fuels committed to purchase up to $180,000 (the “Offering”) of Series A preferred units of Opal Fuels in multiple closings. At the initial closing on March 6, 2026, Preferred Fuels purchased 1,200,000 preferred units for aggregate proceeds of $120,000. OPAL Fuels may, in its sole discretion, require Preferred Fuels to fund up to an additional $60,000 (or “Undrawn Commitment”) within one year of the initial closing (or “Availability Period”), subject to the terms of the Subscription Agreement. During the three months ended June 30, 2026 the Company drew $8,400 of additional funding from the Undrawn Commitment. Additionally, pursuant to the Subscription Agreement, the Investor also has a right of first offer to purchase up to an additional 700,000 Units for an aggregate purchase price of up to $70,000 in the Offering in the event that OPAL Fuels intends to sell any additional units prior to the two (2) year anniversary of the initial closing. Opal Fuels used the proceeds received from the issuance of the Series A preferred units on March 6, 2026 to redeem all of the previously issued and outstanding Series A preferred units.
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
Additionally, up to 840,000 shares issuable on a pro rata basis upon future purchases by Preferred Fuels of up to an additional 700,000 Series A preferred units (up to $70,000) within two years of the initial closing pursuant to its right of first offer. No Subsequent Warrant Shares have been issued as of June 30, 2026.
The Company recorded Series A preferred units as redeemable noncontrolling interest in its condensed consolidated financial statements at the amount of proceeds received, less the fair value of the Warrants of $2,760 and directly attributable issuance costs of $3,842. The Series A preferred units are subsequently remeasured to their redemption value as of each reporting date as if such reporting date were the redemption date. The Company concluded that the Warrants are not indexed to the Company’s equity. The Warrants are accounted for as liabilities in the Company’s condensed consolidated financial statements, within other long-term liabilities with changes in fair value recognized in other income, net.
As previously disclosed in a Current Report filed with the SEC on May 20, 2026, on May 18, 2026, OPAL Fuels amended and restated the terms of its Series A-1 Preferred Units to generally conform them to the terms of its Series A Preferred Units. The amendment increased the annual dividend rate from 8% to 12%, with only up to 2% payable in kind and the remainder payable in cash, revised certain redemption rights to permit holder redemption upon specified events including a change of control, certain uncured trigger events, or beginning on the fifth anniversary of March 6, 2026, and added enhanced holder protective provisions and remedies upon the occurrence of certain trigger events. The amendment also eliminated the holders' prior conversion rights upon delayed redemption of the preferred units. The Amended and Restated Certificate of Designations of Series A-1 Preferred Units does not, however, provide holders of Series A-1 Preferred Units with any rights to appoint members to the board of directors of the Company, which rights are provided to holders of Series A Preferred Units under the Amended and Restated Certificate of Designations of Series A Preferred Units.
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2025 to June 30, 2026:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2025	300,000	$30,000	1,000,000	$100,000	$130,000
Issuance of Series A preferred units, net of issuance costs and fair value of Warrant	—	—	1,200,000	121,798	121,798
Redemption of Series A preferred units	—	—	(1,000,000)	(100,000)	(100,000)
Preferred dividends attributable to redeemable non-controlling interest	—	1,154	—	4,865	6,019
Preferred dividends attributable to Class A common stockholders	—	243	—	1,023	1,266
Payment of preferred dividends	—	(1,397)	—	(5,888)	(7,285)
Accretion to redemption value	—	—	—	6,602	6,602
Balance, June 30, 2026	300,000	$30,000	1,200,000	$128,400	$158,400
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
Dividends: The Series A-1 preferred units are entitled to receive dividends at a rate of 12% per annum. The Series A preferred units are entitled to preferred quarterly distributions at a rate of 12% per annum (“Preferred Coupon”), compounding quarterly. Dividends on each series begin accruing from the issuance date, are mandatory and cumulative. OPAL Fuels may elect to pay up to 2% per annum of the 12% Series A Preferred Coupon in kind through the issuance of additional Series A preferred units.
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

9. NET (LOSS) INCOME PER SHARE
The following table summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to Class A common stockholders basic and diluted	$(1,501)	$800	$(4,143)	$565

Weighted average number of shares of Class A common stock - basic	29,641,216	28,265,710	28,966,490	27,995,258
Weighted average number of shares of Class A common stock - diluted	29,641,216	29,229,245	28,966,490	28,688,505
Net (loss) income per share of Class A common stock
Basic	$(0.05)	$0.03	$(0.14)	$0.02
Diluted	$(0.05)	$0.03	$(0.14)	$0.02
The basic (loss) income per share for the three and six months ended June 30, 2026 and 2025 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
Additionally, the diluted (loss) income per share of Class A common stock for the three and six months ended June 30, 2026 and 2025 does not include redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of June 30, 2026. It also excludes redeemable non-controlling interests for the three and six months ended June 30, 2026 and 2025.
For the periods in which (loss) income per share is presented, the following securities were excluded from the computation of diluted (loss) income per share since their impact would have been antidilutive:

	Six Months Ended June 30,
	2026	2025
Stock Options	1,237,505	483,502
Unvested PSUs (1)	2,654,994	2,015,403
Unvested RSUs	4,760,151	1,104,068
Warrants (2)	2,160,000	—
OPAL Fuels Class B Units	144,399,037	144,399,037
(1) All unvested PSUs are contingent on achieving performance targets.
(2) Includes 720,000 warrants that are subject to forfeiture contingent on obtaining additional funding.
10. INCOME TAXES
For the three and six months ended June 30, 2026, the Company recorded $4,738 and $10,447 income tax benefit, respectively, as a result of the generation of 45z credits. The Company also sold ITCs to a buyer for proceeds of $9,563, net of transaction costs, in March 2026.
For the three and six months ended June 30, 2025, the Company recorded $13,686 and $21,723 income tax benefit, respectively, as a result of the generation and sale of ITC credits.
The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The estimated Section 45Z credits reflect management's current assumptions regarding prevailing wage compliance. The Company continues to evaluate compliance requirements and will adjust its estimates, if necessary, as additional information becomes available.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2022 Plan	$2,060	$2,205	$4,115	$3,827
Parent equity awards	—	—	—	129
Total	$2,060	$2,205	$4,115	$3,956
12. COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of June 30, 2026 and December 31, 2025, the Company was required to maintain standby letters of credit totaling $31,674 and $15,504, respectively, to support obligations of certain Company's subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Lease Commitments
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of June 30, 2026:

	Operating Leases	Finance Leases	Total
Six months ending December 31, 2026	$815	$633	$1,448
2027	1,673	1,030	2,703
2028	1,180	462	1,642
2029	1,129	112	1,241
2030	1,129	71	1,200
Thereafter	18,667	—	18,667
Total undiscounted cashflows	$24,593	$2,308	$26,901
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
The Company's maximum potential exposure represents its 50% proportionate share of the purchase price repayment and related tax indemnification obligations. The Company evaluated these arrangements under ASC 460 and ASC 450 and determined that no material liability was required to be recognized as of June 30, 2026.
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
The EPC Agreement requires that CEI, continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. On June 26, 2024, MD issued a Notice of Default and Demand to Cure to CEI. CEI failed to do so, and on July 30, 2024, MD terminated CEI for default. MD notified CEI’s performance bond surety, Atlantic Specialty Insurance Company (Atlantic) of the termination and demanded that it perform under the bond. Atlantic has denied the claim.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL," "we," "us," "our," and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 16, 2026. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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

Market Demand for RNG
Demand for our converted biogas and associated Environmental Attributes, including RINs and LCFS credits, is heavily influenced by United States federal and state energy regulations together with commercial interest in renewable energy products. Markets for RINs and LCFS credits arise from regulatory mandates that require refiners and blenders to incorporate renewable content into transportation fuels. The EPA annually sets proposed renewable volume obligations ("RVOs") for D3 RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007. In March 2026, the EPA set RVOs for 2026 through 2027. On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California, Washington and Oregon (with several other states also actively considering LCFS initiatives similar to those in California, Washington and Oregon). Federal and state regulatory developments could result in significant future changes to market demand for the RINs and LCFS credits we produce. This would have a corresponding impact to our revenue, net income, and cash flow.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of June 30, 2026 and December 31, 2025. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	June 30, 2026	December 31, 2025
Customer A (1)	21%	21%
Customer B	21%	11%
Customer C	*	12%
Customer D	*	19%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreements and Renewable Power sale agreements.
*Less than 10%
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	45%	37%	42%	39%
*Less than 10%
Results of operations for the three and six months ended June 30, 2026 and 2025:
Operational data
The following table summarizes the operational data achieved for the three and six months ended June 30, 2026 and 2025:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Design Capacity (Million MMBtus) (1)	2.2	2.1	4.4	4.3
Volume of Inlet Gas (Million MMBtus) (2)	1.6	1.6	3.1	3.0
Inlet Design Capacity Utilization % (2)	75.2%	76.3%	73.5%	72.5%
RNG Fuel volume produced (Million MMBtus) (3)	1.2	1.1	2.4	2.2
Utilization of Inlet Gas % (4)	76.6%	75.0%	76.0%	75.8%
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
Renewable Power Capacity and Utilization Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Nameplate Capacity (MW per hour)(1)	100.2	105.8	100.2	105.8
Nameplate Capacity for the period (Millions MWh) (1)	0.22	0.23	0.44	0.46
Renewable Power produced (Millions MWh)	0.09	0.08	0.18	0.17
Design Capacity Utilization (%) (2)	39%	35%	40%	37%
(1) Nameplate Capacity for Renewable Power facilities is the manufacturer’s expected capacity at International Organization for Standardization conditions for each facility and may not reflect actual production from the projects, which depends on many variables including, but not limited to, (i) quantity and quality of the biogas, (ii) operational up-time of the facility, including dispatch and maintenance downtime and (iii) actual efficiency of the facility.
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
RNG Projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of June 30, 2026:

	OPAL's Share of Design Capacity (MMbtus per year) (1)	Source of Biogas	Ownership
RNG Projects in Operation:
Greentree	1,061,712	LFG	100%
Imperial	1,061,712	LFG	100%
Emerald (2)	1,327,140	LFG	50%
Sapphire (2)	796,284	LFG	50%
New River	663,570	LFG	100%
Noble Road (2)	464,499	LFG	50%
Pine Bend (2)	424,685	LFG	50%
Biotown (2)	41,274	Dairy	10%
Sunoma (3)	176,297	Dairy	90%
Prince William	1,725,282	LFG	100%
Polk County	1,061,712	LFG	100%
Atlantic (2)	331,785	LFG	50%
Total	9,135,952

RNG Projects in Construction:
Hilltop (4)	255,500	Dairy	100%
Vander Schaaf (4)	255,500	Dairy	100%
Burlington (2)	459,900	LFG	50%
Cottonwood	664,884	LFG	100%
Kirby Canyon	663,570	LFG	100%
Grady Road	530,000	LFG	100%
Stones Throw	390,000	LFG	100%
CMS	1,010,000	LFG	70%
Total	4,229,354

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
(4) Please see Part II, Item 1: Legal Proceedings and Note 12. Commitments and Contingencies.
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
RNG Fuel Production, Sales, and Delivery

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RNG Fuel volume produced (Million MMBtus)	1.3	1.2	2.4	2.3
RNG Fuel volume sold (Million GGEs)	20.9	20.6	38.8	40.1
Total volume delivered (Million GGEs)	39.0	40.8	78.0	81.4

Comparison of the three and six months ended June 30, 2026 and 2025
The following table presents the period-over-period change for each line item in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2026	2025			2026	2025
Revenues:
RNG fuel	$23,821	$25,130	$(1,309)	(5)%	$45,459	$52,729	$(7,270)	(14)%
Fuel Station Services	53,064	47,026	6,038	13%	97,630	97,704	(74)	—%
Renewable Power	6,514	8,300	(1,786)	(22)%	13,685	15,430	(1,745)	(11)%
Total revenues	83,399	80,456	2,943	4%	156,774	165,863	(9,089)	(5)%
Operating expenses:
Cost of sales - RNG fuel	12,282	11,414	868	8%	25,111	23,567	1,544	7%
Cost of sales - Fuel station services	40,362	38,731	1,631	4%	75,752	78,453	(2,701)	(3)%
Cost of sales - Renewable power	6,285	6,899	(614)	(9)%	11,915	13,661	(1,746)	(13)%
Project development and startup costs	3,301	3,477	(176)	(5)%	5,116	9,558	(4,442)	(46)%
Selling, general and administrative	14,274	17,460	(3,186)	(18)%	29,458	33,427	(3,969)	(12)%
Depreciation, amortization, and accretion	5,167	5,264	(97)	(2)%	10,780	11,206	(426)	(4)%
Impairment loss	4,142	—	4,142	100%	4,142	—	4,142	100%
Loss (income) from equity method investments	597	(1,962)	2,559	130%	2,354	(1,240)	3,594	290%
Total operating expenses	86,410	81,283	5,127	6%	164,628	168,632	(4,004)	(2)%
Operating loss	(3,011)	(827)	(2,184)	(264)%	(7,854)	(2,769)	(5,085)	(184)%
Other expense
Interest and financing expense	(8,647)	(6,637)	(2,010)	(30)%	(15,291)	(13,087)	(2,204)	(17)%
Interest income	2,101	270	1,831	678%	2,861	655	2,206	337%
Other income, net	672	1,067	(395)	(37)%	97	2,321	(2,224)	(96)%
Net loss before income tax benefit	(8,885)	(6,127)	(2,758)	(45)%	(20,187)	(12,880)	(7,307)	(57)%
Income tax benefit	4,738	13,686	(8,948)	(65)%	10,447	21,723	(11,276)	(52)%
Net (loss) income	(4,147)	7,559	(11,706)	(155)%	(9,740)	8,843	(18,583)	(210)%
Net (loss) income attributable to redeemable non-controlling interest	(7,136)	3,982	(11,118)	(279)%	(19,703)	2,808	(22,511)	(802)%
Net income attributable to non-redeemable non-controlling interest	137	160	(23)	(14)%	219	236	(17)	(7)%
Accretion of the redeemable preferred non-controlling interest to its redemption amount	4,353	2,617	1,736	66%	13,887	5,234	8,653	165%
Net (loss) income attributable to Class A common stockholders	$(1,501)	$800	$(2,301)	(288)%	$(4,143)	$565	$(4,708)	(833)%

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
RNG Fuel
Environmental attributes	$20,424	$19,941	$483	$38,654	$45,771	$(7,117)
Brown gas sales and other	3,397	5,189	(1,792)	6,805	6,958	(153)
Total RNG Fuel	23,821	25,130	(1,309)	45,459	52,729	(7,270)
Fuel Station Services
OPAL owned stations	5,102	5,916	(814)	11,053	10,822	231
Environmental attributes and RNG marketing (1)	30,994	22,774	8,220	52,183	51,300	883
Third party station service and maintenance	7,125	6,534	591	13,925	13,604	321
Construction	6,329	9,183	(2,854)	11,228	17,174	(5,946)
Lease revenues (2)	3,514	2,619	895	9,241	4,804	4,437
Total Fuel Station Services	53,064	47,026	6,038	97,630	97,704	(74)
Renewable Power
Electricity sales	4,915	4,324	591	10,707	9,580	1,127
Environmental attributes	1,158	2,767	(1,609)	1,871	3,588	(1,717)
Lease revenues (3)	190	391	(201)	422	647	(225)
Other (4)	251	818	(567)	685	1,615	(930)
Total Renewable Power	6,514	8,300	(1,786)	13,685	15,430	(1,745)

Total revenues	$83,399	$80,456	$2,943	$156,774	$165,863	$(9,089)

Revenue from contracts with customers	$79,695	$77,446	$2,249	$147,111	$160,412	$(13,301)
Revenue from lease arrangements	$3,704	$3,010	$694	$9,663	$5,451	$4,212
(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements where we determined that we transferred the right to control the use of the station to the purchaser. Includes sales-type lease revenues of $—, $—, $2,246, and $—for the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025, respectively, from customers domiciled outside of the United States. All remaining lease revenue relates to operating leases.
(3) Renewable Power operating lease revenue relates to revenue from power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.
(4) Includes management fee revenues earned from management of operations of equity method entities.
RNG Fuel
Revenue from RNG Fuel decreased by $1.3 million or 5% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily due to a reduction in unrealized mark-to-market gains associated with brown gas marketing and trading activities of $1.8 million, offset by increase in environmental attributes of $0.5 million.
Revenue from RNG Fuel decreased by $7.3 million, or 14%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily related to $7.3 million decrease in the sale of environmental attributes. The decrease in environmental attributes was primarily related to $4.5 million decrease in RIN volume, $1.6 million decrease in green gas sales and a $1.2 million decrease due to lower LCFS sales.
Fuel Station Services
Revenue from Fuel Station Services increased by $6.0 million or 13%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to an $6.5 million increase in LCFS credit sales, a $1.6 million increase resulting from higher RIN volumes, a $0.1 million increase due to higher RIN prices, a $0.9 million increase in lease revenue, $0.4 million increase from higher tolling GGEs and a $0.6 million increase in third-party service revenue due to higher service rates. These increases were partially offset by a $2.9 million decrease attributable to delays in construction projects and a $1.2 million decrease resulting from eliminations.
Revenue from Fuel Station Services decreased by $0.1 million, or —%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily attributable to a $5.9 million decrease in construction revenue due to project timing, a $0.5 million decrease resulting from lower RIN volumes, and a $0.4 million decrease due to lower RIN prices. These decreases were partially offset by a $4.4 million increase in lease revenue, a $1.7 million increase in RIN and LCFS minting revenue, a $0.3 million increase in service revenue driven by higher GGE volumes and service rates, and a $0.2 million increase attributable to higher GGE volumes at OPAL-owned stations.
Renewable Power
Revenue from Renewable Power decreased by $1.8 million, or 22%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $1.7 million decline in environmental attribute revenue, primarily at the West Covina facility.
Revenue from Renewable Power decreased by $1.7 million, or 11%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a $1.7 million decline in environmental attribute revenue, primarily at the West Covina facility.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel increased by $0.9 million, or 8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to higher royalty expense of $0.5 million, primarily resulting from a first-quarter catch-up adjustment, higher non-labor and major maintenance costs of $0.5 million, and higher gas expense of $0.2 million. These increases were partially offset by a $0.4 million decrease in utility and labor costs.
Cost of sales from RNG Fuel increased by $1.5 million, or 7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to a $2.6 million increase in transportation and gas expense, a $0.3 million increase in utilities expense, and a $0.2 million increase in labor costs, partially offset by a $1.6 million decrease in royalty expense.
Fuel Station Services
Cost of sales from Fuel Station Services increased by 1.6 million, or 4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to a $5.1 million increase in dispensing fees and a $0.8 million increase in service-related labor and compensation costs, partially offset by a $3.1 million decrease in construction equipment, parts, and oil expense due to delays in project activity and a $1.1 million decrease in FPA tolling expense, reflecting a large FPA cost recognized in the prior-year period.
Cost of sales from Fuel Station Services decreased by $2.7 million, or 3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a $3.3 million decrease in construction costs resulting from project delays, and by a $0.5 million decrease in dispensing fees this is partially offset by a $1.1 million increase in service-related labor and compensation costs.
Renewable Power
Cost of sales from Renewable Power decreased by $0.6 million, or 9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a $0.7 million reduction in major maintenance expense and a $0.2 million decrease in labor costs. These decreases were partially offset by a $0.3 million increase in non-labor and other operating expenses due to the timing of expenditures.
Cost of sales from Renewable Power decreased by $1.7 million, or 13% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower major maintenance expense of $1.5 million, primarily at two facilities, as well as a $0.2 million decrease in labor costs.
Project development and startup costs

Project development and startup costs decreased by $0.2 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to lower virtual pipeline costs, partially offset by higher project development and startup activities.
Project development and startup costs decreased by $4.4 million, or 46%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower virtual pipeline costs.
Selling, general, and administrative
Selling, general, and administrative expenses decreased by a total of $3.2 million, or 18%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to lower compensation costs of $1.8 million, information technology expenses of $0.5 million, directors' and officers' ("D&O") insurance expense of $0.5 million, and advocacy costs of $0.2 million.
Selling, general, and administrative expenses decreased by a total of $4.0 million, or 12%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower compensation costs of $1.1 million, legal expenses of $1.1 million, D&O insurance expense of $0.5 million, professional fees of $0.5 million, lower travel and entertainment of $0.3 million and other expenses of $0.5 million.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion decreased by a total of $0.1 million, or 2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This is primarily related to lower depreciation expense in Renewable Power.
Depreciation, amortization, and accretion decreased by a total of $0.4 million, or 4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower depreciation expense resulting from the prior-year recognition of the remaining asset retirement obligation ("ARO") balance.
Impairment loss
Impairment loss increased by $4.1 million, or 100%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. This was primarily attributable to impairment charges recorded on certain renewable energy facilities following strategic decisions to convert those facilities to RNG production operations.
Loss (income) from equity method investments
Net loss attributable to equity method investments increased by $2.6 million, or 130%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This is primarily related to a decrease in the realized price of RINs sold on operating facilities and lower production primarily at Pine Bend and Emerald.
Net loss attributable to equity method investments increased by $3.6 million, or 290% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This is primarily related to a decrease in the realized price of RINs sold on operating facilities.
Interest and financing expense, net
Interest and financing expenses, net increased by $2.0 million, or 30%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This is primarily related to an increase in the average outstanding loan balance.
Interest and financing expenses, net increased by $2.2 million, or 17%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This is primarily related to an increase in the average outstanding loan balance.
Interest income
Interest income increased by $1.8 million or 678%, for the three months ended June 30, 2026 compared to the year ended June 30, 2025 primarily due to interest income from sales-type-lease.

Interest income increased by $2.2 million or 337%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to interest income from sales-type-lease.
Other income
Other income decreased by $0.4 million or 37% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily related to change in fair value of warrants.
Other income decreased by $2.2 million, or 96%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a gain on a note receivable and a gain from the write-off of a lease liability recognized during the 2025 period, with no comparable gains recognized in 2026.
Income tax benefit
Income tax benefit decreased by $8.9 million or 65% for three months ended June 30, 2026 compared to the three months ended June 30, 2025. This is primarily driven by lower generation of transferable tax credits in 2026 compared to 2025.
Income tax benefit decreased by $11.3 million or 52% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This is primarily driven by lower generation of transferable tax credits in 2026 compared to 2025.
Net (loss) income attributable to redeemable non-controlling interest
Net (loss) income attributable to redeemable non-controlling interest decreased by $11.1 million, or 279%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The net (loss) income for the three months ended June 30, 2026 and 2025 reflects the portion of earnings belonging to OPAL Fuels equity holders. The decrease is primarily attributable to higher loss in the current period compared to the same prior-year period.
Net (loss) income attributable to redeemable non-controlling interest for the six months ended June 30, 2026 decreased by $22.5 million, or 802%, compared to the six months ended June 30, 2025. The decrease is primarily attributable to higher loss on the portion of earnings belonging to OPAL Fuels equity holders in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interest
Net income attributable to non-redeemable non-controlling interest remained flat for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Net income attributable to non-redeemable non-controlling interest remained flat for the six months ended June 30, 2026, compared to six months ended June 30, 2025.
Accretion of the redeemable preferred non-controlling interest to its redemption amount
Accretion of the redeemable preferred non-controlling interest to its redemption amount increased by $1.7 million or 66% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This is primarily driven by accretion to redemption value following the issuance of redeemable preferred non-controlling interests in March 2026.
Accretion of the redeemable preferred non-controlling interest to its redemption amount increased by $8.7 million or 165% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This is primarily driven by accretion to redemption value following the issuance of redeemable preferred non-controlling interests in March 2026.

Liquidity and Capital Resources
Liquidity
As of June 30, 2026, our liquidity was $162.3 million, consisting of $19.3 million of unused capacity under the revolver, $51.6 million of undrawn preferred stock facility commitments and $91.4 million of cash and cash equivalents. Refer to Note 3. Loans.
We expect that our available cash together with our other assets, expected cash flows from operations, and access to expected sources of capital will be sufficient to meet our existing commitments for a period of at least twelve months from the date of this quarterly report. Any reduction in demand for our products or our failure to efficiently manage our production facilities may result in lower cash flows from operations which may impact our ability to make investments and may require changes to our growth plan.
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
OPAL Term Loan
During the six months ended June 30, 2026, the Company drew $128.4 million under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay $20.0 million outstanding under the revolving loan facility. As of June 30, 2026, the Company had utilized $30.7 million of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
During the six months ended June 30, 2026, the Company commenced principal payments under its credit agreement. In addition, beginning in the first quarter of 2026, the Company is subject to a quarterly cash sweep pursuant to which, within two business days after the required delivery of quarterly financial statements, a percentage of distributable cash is required to be applied to repay outstanding borrowings, with the applicable percentage determined based on the Company’s consolidated debt to cash flow ratio. If the required financial statements are not delivered within the specified timeframe, 100% of distributable cash is required to be applied to the cash sweep.
As of June 30, 2026 and December 31, 2025, the outstanding loan balance (current and non-current) excluding deferred financing costs was $421.6 million and $341.6 million, respectively.
We have the ability, during the delayed draw availability period, which expired in March 2026, and subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. As of June 30, 2026, we are in compliance with the financial covenants under the OPAL Term Loan.
On May 30, 2026, OPAL Fuels Inc. exercised its right pursuant to that certain Credit and Guarantee Agreement dated as of September 1, 2023 among Opal Fuels Intermediate HoldCo LLC as borrower (the "Borrower"), direct and indirect subsidiaries of the Borrower as guarantors, the lenders party thereto as lenders, and Bank of America, N.A., as administrative agent, to contribute approximately $8.0 million to the Borrower in order for the Borrower to maintain compliance with certain financial covenants under its credit facility.
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
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. As of June 30, 2026, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
As of June 30, 2026 and December 31, 2025, the outstanding loan balance (current and non-current) excluding deferred financing costs was $18.2 million and $19.1 million, respectively.
The significant assets of Sunoma, as well as those of other consolidated variable VIEs, are presented in a separate table below the consolidated balance sheets as of June 30, 2026 and December 31, 2025. See Note 2. Investments in other entities and Variable Interest Entities for additional information.
Redeemable Series A Preferred Units of OPAL Fuels LLC
In November 2021, NextEra subscribed for an aggregate of $100.0 million of Series A preferred units issued by OPAL Fuels LLC, a consolidated subsidiary of OPAL Fuels, Inc.
On March 6, 2026, OPAL Fuels LLC (“Opal Fuels”), the Company’s primary operating consolidated subsidiary, entered into a subscription agreement (“Subscription Agreement”) with Preferred Fuels LLC, (“Preferred Fuels” or “Investor”), an entity under common control with the Company. Pursuant to the Subscription Agreement Preferred Fuels committed to purchase up to $180.0 million (the “Offering”) of Series A preferred units of Opal Fuels in multiple closings. At the initial closing on March 6, 2026, Preferred Fuels purchased 1,200,000 preferred units for aggregate proceeds of $120.0 million. OPAL Fuels may, in its sole discretion, require Preferred Fuels to fund up to an additional $60.0 million (or “Undrawn Commitment”) within one year of the initial closing (“or Availability Period”), subject to the terms of the Subscription Agreement. Additionally, pursuant to the Subscription Agreement, the Investor also has a right of first offer to purchase up to an additional 700,000 Units for an aggregate purchase price of up to $70.0 million in the Offering in the event that OPAL Fuels intends to sell any additional units prior to the two (2) year anniversary of the initial closing. Opal Fuels used the proceeds received from the issuance of the Series A preferred units on March 6, 2026 to redeem all of the previously issued and outstanding Series A preferred units held by NextEra.
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
Additionally, up to 840,000 shares issuable on a pro rata basis upon future purchases by Preferred Fuels of up to an additional 700,000 Series A preferred units (up to $70.0 million) within two years of the initial closing pursuant to its right of first offer. No Subsequent Warrant Shares have been issued as of June 30, 2026.
The Company recorded Series A preferred units as redeemable noncontrolling interest in its condensed consolidated financial statements at the amount of proceeds received, less the fair value of the Warrants of $2.8 million and directly attributable issuance costs of $3.8 million. The Series A preferred units are subsequently remeasured to their redemption value as of each reporting date as if such reporting date were the redemption date, with changes in carrying amount recorded as adjustments to additional paid-in capital to the extent available, with any excess recorded to accumulated deficit. The Company concluded that the Warrants are not indexed to the Company’s equity. The Warrants are accounted for as liabilities in the Company’s condensed consolidated financial statements with changes in fair value recognized in other income, net.
Terms of Redeemable Preferred Units

The Preferred Units held by Preferred Fuels, have substantially the same terms and features (unless specified otherwise) which are listed below:
Voting: The Series A-1 preferred units do not have any voting rights. The Series A preferred units carry no voting rights except as required by Delaware law or as provided under certain protective covenants in the Subscription Agreement.
Dividends: The Series A-1 preferred units are entitled to receive dividends at a rate of 12% per annum. The Series A preferred units are entitled to preferred quarterly distributions at a rate of 12% per annum (“Preferred Coupon”), compounding quarterly. Dividends on each series begin accruing from the issuance date, are mandatory and cumulative. OPAL Fuels may elect to pay up to 2% per annum of the 12% Series A Preferred Coupon in kind through the issuance of additional Series A preferred units.
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
As described in a Current Report on Form 8-K filed with the SEC on May 20, 2026, on May 18, 2026, OPAL Fuels approved and adopted an Amended and Restated Certificate of Designations of Series A-1 Preferred Units (the "A&R COD"), which amended and restated in its entirety that certain Certificate of Designations of Series A-1 Preferred Units OPAL Fuels, dated November 29, 2021. The A&R COD conforms the terms and conditions of OPAL Fuels' Series A-1 Preferred Units to those of OPAL Fuels' Series A Preferred Units in accordance with the Amended and Restated Certificate of Designations of Series A Preferred Units, which was approved and adopted by OPAL Fuels on March 6, 2026. The amendment increased the annual dividend rate from 8% to 12%, with only up to 2% payable in kind and the remainder payable in cash, revised certain redemption rights to permit holder redemption upon specified events including a change of control, certain uncured trigger events, or beginning on the fifth anniversary of March 6, 2026, and added enhanced holder protective provisions and remedies upon the occurrence of certain trigger events. The amendment also eliminated the holders' prior conversion rights upon delayed redemption of the preferred units .The A&R COD does not provide holders of Series A-1 Preferred Units with any rights to appoint members to the board of directors of the Company, which rights are provided to holders of Series A Preferred Units under the Amended and Restated Certificate of Designations of Series A Preferred Units.

Cash Flows
The following table presents our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$23,677	$21,805
Net cash used in investing activities	(58,456)	(36,026)
Net cash provided by financing activities	101,653	18,498
Net increase in cash, restricted cash, and cash equivalents	$66,874	$4,277
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $23.7 million, an increase of $1.9 million compared to $21.8 million for the six months ended June 30, 2025.
This was primarily attributable to favorable changes in working capital and income from investments in other entities, partially offset by higher net loss, lower noncash items and less distributions from return on investments in other entities.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $58.5 million, an increase of $22.4 million compared to the $36.0 million used in investing activities for the six months ended June 30, 2025.
This was primarily attributable to an increase in payments made for the construction of various RNG generation and dispensing facilities in 2026 compared to 2025, a decrease in distributions received from equity method investments and an increase in contributions made to equity method investments. These were partially offset by an increase in disposals of property, plant and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $101.7 million, an increase of $83.2 million compared to the net cash provided by financing activities of $18.5 million for the six months ended June 30, 2025.
This was primarily attributable to an increase in proceeds from long-term loans, an increase from the issuance of preferred stock and an increase in capital contribution from non-redeemable non-controlling interests. These were partially offset by redemption of shares of preferred stock, an increase in repayment of loans and an increase in cash paid to taxes related to net share settlement of equity awards.
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
As of June 30, 2026, we anticipate spending of approximately $148.4 million in capital expenditures for the next 12 months for RNG projects, fuel stations and our share of contributions in our equity method investment projects. This includes projects which have not been fully committed. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.
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
Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of June 30, 2026, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Changes in Internal Controls over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.4
Amended and Restated Certificate of Designations of Series A-1 Preferred Units of OPAL Fuels LLC, dated May 18, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on May 20, 2026).

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

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 10, 2026

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Kazi Hasan
Name:	Kazi Hasan
Title:	Chief Financial Officer