Form 10-Q
period 2026-09-30
OPAL Fuels Inc.
filed 2026-11-09
CIK 1842279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 6, 2026, a total of 30,385,724 shares of Class A common stock, par value $0.0001 per share, 121,500,000 shares of Class B common stock, par value of $0.0001 per share and 22,899,037 shares of Class D common stock, par value $0.0001 per share were outstanding.

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

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025	4
	Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interest, Redeemable Preferred Non-Controlling Interest and Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	8
	Notes To Condensed Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
ITEM 4.	CONTROLS AND PROCEDURES	54
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	55
ITEM 1A.	RISK FACTORS	55
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	55
ITEM 4.	MINE SAFETY DISCLOSURES	55
ITEM 5.	OTHER INFORMATION	55
ITEM 6.	EXHIBITS	56
SIGNATURES		57
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

Part I - Financial Information
Item 1. Financial Statements
OPAL FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets(1)
Current assets:
Cash and cash equivalents	$86,004	$24,408
Accounts receivable, net of allowances of $945 and $469, respectively(2)	42,105	61,806
Restricted cash - current	1,440	1,210
Contract assets	8,717	8,276
Parts inventory	12,347	10,964
Government grants receivable	17,308	16,456
Prepaid expense and other current assets	16,629	16,018
Total current assets	184,550	139,138
Property, plant, and equipment, net	520,369	468,993
Investments in other entities	213,400	206,723
Net investment in sales-type lease	12,399	8,224
Restricted cash - non-current	3,020	2,700
Goodwill	54,608	54,608
Other long-term assets	36,268	27,942
Total assets	1,024,614	908,328
Liabilities and Stockholders' Equity (Deficit)(1)
Current liabilities:
Accounts payable(3)	30,218	19,004
Contract liabilities	4,205	6,296
Loans, current portion	20,310	15,062
Accrued expenses and other current liabilities	65,439	64,005
Total current liabilities	120,172	104,367
Loans, net of debt issuance costs	387,113	337,063
Other long-term liabilities	20,262	20,430
Total liabilities	527,547	461,860
Commitments and contingencies Note 12
Redeemable preferred non-controlling interests	187,095	130,000
Redeemable non-controlling interests	257,023	377,898
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value, shares issued: 31,993,327 and 30,633,161 as of September 30, 2026 and December 31, 2025, respectively; shares outstanding: 30,357,544 and 28,997,378 as of September 30, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.0001 par value, 121,500,000 issued and outstanding as of September 30, 2026 and December 31, 2025	12	12
Class C common stock, $0.0001 par value; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class D common stock, $0.0001 par value, 22,899,037 shares issued and outstanding as of September 30, 2026 and December 31, 2025	2	2
Retained earnings (accumulated deficit)	49,457	(52,596)
Accumulated other comprehensive income (loss)	809	(26)
Class A common stock in treasury, at cost; 1,635,783 as of September 30, 2026 and December 31, 2025	(11,614)	(11,614)
Total stockholders' equity (deficit) attributable to the Company	38,669	(64,219)
Non-redeemable non-controlling interests	14,280	2,789
Total stockholders' equity (deficit)	52,949	(61,430)
Total liabilities, redeemable preferred, redeemable non-controlling interests and stockholders' equity (deficit)	$1,024,614	$908,328

(1) Includes amounts related to consolidated VIEs, which are presented separately in the table below.
(2) Includes related‑party amounts of $3,217 and $13,318 as of September 30, 2026 and December 31, 2025, respectively.
(3) Includes related‑party amounts of $3,944 and $8,951 as of September 30, 2026 and December 31, 2025, respectively.
The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the consolidated balance sheets above.

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets of consolidated VIEs, included in total assets above:
Cash and cash equivalents	$4,311	$87
Accounts receivable	95	38
Accounts receivable, related party	1,353	—
Government grants receivable	6,158	1,842
Restricted cash - current	1,440	1,210
Prepaid expense and other assets	193	131
Property, plant, and equipment, net	72,334	42,643
Restricted cash - non-current	3,020	2,700
Total assets of consolidated VIEs	88,904	48,651
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	505	390
Accounts payable, related party	484	227
Loan, current portion	2,310	2,457
Accrued expenses and other current liabilities	14,160	12,431
Loan, net of debt issuance costs	15,183	16,618
Other long-term liabilities	—	582
Total liabilities of consolidated VIEs	$32,642	$32,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
RNG fuel(1)	$22,489	$22,921	$67,948	$75,650
Fuel station services(2)	49,740	51,722	147,370	149,426
Renewable power(3)	7,262	8,714	20,947	24,144
Total revenues	79,491	83,357	236,265	249,220
Operating expenses:
Cost of sales - RNG fuel	9,138	13,466	27,496	41,216
Cost of sales - Fuel station services	35,289	40,230	111,041	118,683
Cost of sales - Renewable power	7,296	6,562	20,551	22,157
Project development and startup costs	2,744	2,543	7,860	12,101
Selling, general and administrative	12,432	11,316	36,524	38,197
Depreciation, amortization, and accretion	5,040	5,223	15,133	16,258
Impairment loss	14	—	4,156	—
(Income) loss from equity method investments	(1,293)	(839)	423	(2,483)
Total operating expenses	70,660	78,501	223,184	246,129
Operating income	8,831	4,856	13,081	3,091
Other expense
Interest and financing expense	(8,927)	(7,185)	(24,218)	(20,272)
Interest income	742	287	3,603	942
Other income, net	1,014	129	1,111	2,450
Total other expenses	(7,171)	(6,769)	(19,504)	(16,880)
Net income (loss) before provision for income taxes	1,660	(1,913)	(6,423)	(13,789)
Provision for income taxes	—	—	(183)	—
Net income (loss)	1,660	(1,913)	(6,606)	(13,789)
Net loss attributable to redeemable non-controlling interest	(4,501)	(3,847)	(22,984)	(18,295)
Net income attributable to non-redeemable non-controlling interest	575	93	794	329
Accretion of the redeemable preferred non-controlling interest to its redemption amount	6,528	2,617	20,416	7,851
Net loss attributable to Class A common stockholders	$(942)	$(776)	$(4,832)	$(3,674)
Weighted average shares outstanding of Class A common stock:
Basic	29,641,216	28,279,527	29,193,870	28,090,014
Diluted	29,641,216	28,279,527	29,193,870	28,090,014
Per share amounts:
Basic	$(0.03)	$(0.03)	$(0.17)	$(0.13)
Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.13)
(1) Includes revenues from related parties of $0 and $17,825 for the three months ended September 30, 2026 and 2025, respectively.
Includes revenues from related parties of $16,917 and $55,658 for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes revenues from related parties of $2,664 and $11,492 for the three months ended September 30, 2026 and 2025, respectively.
Includes revenues from related parties of $19,022 and $40,921 for the nine months ended September 30, 2026 and 2025, respectively.
(3) Includes revenues from related parties of $0 and $2,022 for the three months ended September 30, 2026 and 2025, respectively.
Includes revenues from related parties of $872 and $4,676 for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,660	$(1,913)	$(6,606)	$(13,789)
Other comprehensive gain (loss)
Net unrealized gain (loss) on cash flow hedges	2,273	(83)	4,815	(984)
Total comprehensive income (loss)	3,933	(1,996)	(1,791)	(14,773)
Comprehensive loss attributable to redeemable non-controlling interests	(2,619)	(3,920)	(19,005)	(19,115)
Comprehensive income attributable to non-redeemable non-controlling interests	575	93	794	329
Accretion of the redeemable preferred non-controlling interest to its redemption amount	6,528	2,617	20,416	7,851
Comprehensive loss attributable to Class A common stockholders	$(551)	$(786)	$(3,996)	$(3,838)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total Equity (Deficit)	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2025	30,633,161	$3	121,500,000	$12	22,899,037	$2	$—	$(52,596)	$(26)	$2,789	(1,635,783)	$(11,614)	$(61,430)	$130,000	$377,898
Net loss	—	—	—	—	—	—	—	(845)	—	82	—	—	(763)	—	(4,019)
Other comprehensive income	—	—	—	—	—	—	—	—	210	—	—	—	210	—	1,005
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	1,360,166	—	—	—	—	—	(1,343)	—	—	—	—	—	(1,343)	—	—
Stock-based compensation	—	—	—	—	—	—	357	—	—	—	—	—	357	—	1,698
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(65)	—	—	(65)	—	—
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	986	24,251	—	—	—	—	25,237	—	(25,237)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,444)	—
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	7,402	—	—	7,402	—	—
Redeemable preferred non-controlling interest issuance, net of issuance costs and warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	113,910	—
Redemption of redeemable preferred non‑controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(1,656)	—	—	—	—	(1,656)	9,534	(7,878)
March 31, 2026	31,993,327	$3	121,500,000	$12	22,899,037	$2	$—	$(30,846)	$184	$10,208	(1,635,783)	$(11,614)	$(32,051)	$150,000	$343,467
Net loss	—	—	—	—	—	—	—	(630)	—	137	—	—	(493)	—	(2,991)
Other comprehensive income	—	—	—	—	—	—	—	—	232	—	—	—	232	—	1,095
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	—	—	—	—	—	—	(29)	—	—	—	—	—	(29)	—	—
Stock-based compensation	—	—	—	—	—	—	358	—	—	—	—	—	358	—	1,702
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(329)	19,952	—	—	—	—	19,623	—	(19,623)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,841)	—
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,200	—	—	1,200	—	—
Redeemable preferred non-controlling interest issuance, net of issuance costs and warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	7,888	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(756)	—	—	—	—	(756)	4,353	(3,597)
June 30, 2026	31,993,327	$3	121,500,000	$12	22,899,037	$2	$—	$(12,280)	$416	$11,545	(1,635,783)	$(11,614)	$(11,916)	$158,400	$320,053
Net income	—	—	—	—	—	—	—	190	—	575	—	—	765	—	895
Other comprehensive income	—	—	—	—	—	—	—	—	393	—	—	—	393	—	1,880

Stock-based compensation	—	—	—	—	—	—	394	—	—	—	—	—	394	—	1,877
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(240)	—	—	(240)	—	—
Change in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(394)	62,682	—	—	—	—	62,288	—	(62,288)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,233)	—
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	2,400	—	—	2,400	—	—
Redeemable preferred non-controlling interest issuance, net of issuance costs and warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	26,400	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(1,135)	—	—	—	—	(1,135)	6,528	(5,394)
September 30, 2026	31,993,327	$3	121,500,000	$12	22,899,037	$2	$—	$49,457	$809	$14,280	(1,635,783)	$(11,614)	$52,949	$187,095	$257,023

	Class A Common Stock		Class B Common Stock		Class D Common Stock						Class A Common stock in treasury			Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interests	Shares	Amount	Total (Deficit) Equity	Redeemable preferred non-controlling interests	Redeemable non-controlling interests
December 31, 2024	30,065,260	$3	71,500,000	$7	72,899,037	$7	—	(137,004)	152	618	(1,635,783)	(11,614)	$(147,831)	$130,000	$482,863
Cumulative effect of change in accounting principle (See Note 1)	—	—	—	—	—	—	—	(8,406)	—	—	—	—	(8,406)	—	—
December 31, 2024	30,065,260	$3	71,500,000	$7	72,899,037	$7	$—	$(145,410)	$152	$618	(1,635,783)	$(11,614)	$(156,237)	$130,000	$482,863
Net income	—	—	—	—	—	—	—	(1,041)	—	76	—	—	(965)	—	(5,187)
Other comprehensive loss	—	—	—	—	—	—	—	—	(94)	—	—	—	(94)	—	(469)
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	542,404	—	—	—	—	—	(382)	—	—	—	—	—	(382)	—	—
Stock-based compensation	—	—	—	—	—	—	293	—	—	—	—	—	293	—	1,458
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)	—	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—		(437)	—	—	—	—	(437)	2,617	(2,180)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	89	199,677	—	—	—	—	199,766	—	(199,766)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
March 31, 2025	30,607,664	$3	71,500,000	$7	72,899,037	$7	$—	$52,789	$58	$634	(1,635,783)	$(11,614)	$41,884	$130,000	$276,719
Net income	—	—	—	—	—	—	—	(985)	—	160			(825)	—	(4,901)
Other comprehensive loss	—	—	—	—	—	—	—	—	(56)	—	—	—	(56)	—	(282)
Issuance of Class A common stock under the ATM program	17,104	—	—	—	—	—	58	—	—	—	—	—	58	—	—
Share conversion	—	—	50,000,000	5	(50,000,000)	(5)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vesting of equity awards net of tax withholdings	7,192	—	—	—	—	—	(5)	—	—	—	—	—	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	369	—	—	—	—	—	369	—	1,835
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)	—	—

Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(438)	—	—	—	—	(438)	2,617	(2,180)
Capital contribution from non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,991	—	—	1,991	—	—
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(422)	(93,935)	—	—	—	—	(94,357)	—	94,357
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
June 30, 2025	30,631,960	$3	121,500,000	$12	22,899,037	$2	$—	$(42,569)	$2	$2,735	(1,635,783)	$(11,614)	$(51,429)	$130,000	$365,548
Net income	—	—	—	—	—	—	—	(335)	—	93	—	—	(242)	—	(1,668)
Other comprehensive loss	—	—	—	—	—	—	—	—	(14)	—	—	—	(14)	—	(67)
Stock-based compensation	—	—	—	—	—	—	150	—	—	—	—	—	150	—	752
Distributions to non-redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(40)	—	—	(40)	—	—
Accretion of the redeemable preferred non-controlling interest to its redemption amount	—	—	—	—	—	—	—	(438)	—	—	—	—	(438)	2,617	(2,179)
Change in redemption value of Redeemable non-controlling interests	—	—	—	—	—	—	(150)	20,008	—	—	—	—	19,858	—	(19,858)
Payment of preferred dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,617)	—
September 30, 2025	30,631,960	$3	121,500,000	$12	22,899,037	$2	$—	$(23,334)	$(12)	$2,788	(1,635,783)	$(11,614)	$(32,155)	$130,000	$342,528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,606)	$(13,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	15,133	16,258
Stock-based compensation	6,386	4,858
Allowance for accounts receivable	476	2,454
Assets' impairment	4,156	—
(Loss) income from investments in other entities	423	(2,483)
Distributions from return on investments in other entities	940	8,059
Deferred income taxes	(34)	—
Other	1,456	(1,475)
Changes in operating assets and liabilities:
Accounts receivable(1)	19,226	(10,705)
Parts inventory	(1,383)	(1,788)
Prepaid expenses and other current and long-term assets	(17,183)	9,397
Accounts payable(2)	12,161	(1,645)
Accrued expenses and other current and non-current liabilities	(4,561)	(4,262)
Net cash provided by operating activities	30,590	4,879
Cash flows from investing activities:
Purchase of property, plant, and equipment	(70,979)	(60,890)
Proceeds from transfer of investment tax credits, net of transaction costs	9,381	35,137
Distributions from return of investments in other entities	8,610	6,236
Cash paid, related to investments in other entities	(16,431)	(16,656)
Cash received from note receivable	—	1,377
Proceeds from disposal of property, plant and equipment	700	—
Net cash used in investing activities	(68,719)	(34,796)
Cash flows from financing activities:
Proceeds from loans	128,382	60,000
Repayment of loans	(74,958)	(16,295)
Proceeds from redeemable preferred non-controlling interest and warrants issuance, net of issuance costs	150,958	—
Redemption of redeemable preferred non‑controlling interest	(100,000)	—
Financing costs paid to other third parties	(947)	(1,250)
Proceeds from issuance of shares of Class A common stock under the ATM program, net	—	58
Repayment of principal portion of finance lease liabilities	(967)	(1,144)
Payment of preferred dividends	(11,518)	(7,852)
Distribution to non-redeemable non-controlling interest	(305)	(150)
Cash paid for taxes related to net share settlement of equity awards	(1,372)	(387)
Capital contribution from non-redeemable non-controlling interests	11,002	1,991
Net cash provided by financing activities	100,275	34,971
Net increase in cash, restricted cash, and cash equivalents	62,146	5,054
Cash, restricted cash, and cash equivalents, beginning of period	28,318	29,228
Cash, restricted cash, and cash equivalents, end of period	$90,464	$34,282
(1) Includes decrease (increase) from related parties of $10,101 and $(7,169) for the nine months ended September 30, 2026 and 2025, respectively
(2) Includes decrease from related parties of $(5,007) and $(507) for the nine months ended September 30, 2026 and 2025, respectively

Supplemental disclosure of cash flow information
Interest paid, net of $2,304 and $2,082 capitalized, respectively	$24,338	$20,523
Noncash investing and financing activities:
Issuance of warrants in connection with redeemable preferred non-controlling interest financing	$2,760	$—
Right-of-use assets for finance leases included in property, plant and equipment	$368	$58
Purchase of property, plant and equipment included in accrued expenses and other current liabilities	$28,093	$10,014
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPAL FUELS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and include the assets and liabilities of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Change in Accounting Principle
During the quarter ended September 30, 2026, the Company elected to early adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities. The adoption of ASU 2025-10 did not have a material effect on transactions within its scope. Concurrently, the Company elected to voluntarily change its accounting for transferable investment tax credits under IRC §48 (“ITCs”) and clean fuel production tax credits under IRC §45Z (“PTCs”). These credits were previously accounted for as income tax benefits under ASC 740, Income Taxes. The Company now accounts for them by analogy to ASC 832, Government Assistance.

•ITCs are recognized as grants related to assets. The proceeds, net of capitalized transaction costs, reduce the carrying amount of the related property, plant and equipment, or the respective carrying amounts of investments in other entities for projects held through equity method investees. The reduction is recognized in earnings over the useful lives of the related assets, through lower depreciation or through income from equity method investments.
•PTCs are recognized as grants related to income, as a reduction of cost of sales in the period the qualifying fuel is produced and sold and are recognized as government grants receivable on the consolidated balance sheet.
The Company believes the new principle is preferable because these credits (a) arise from the Company’s core operations of building and operating renewable natural gas plants, (b) are expected to be monetized via commercial sales to third parties rather than as an offset to income taxes payable, and (c) are viewed by management as a key source of economic returns rather than as a tax mitigation strategy. The change has been applied retrospectively to all prior periods presented. The cumulative effect of $8,406 is reflected as an increase in accumulated deficit and a decrease in investments in other entities as of January 1, 2025.
The effects of the change on condensed consolidated statements of operations are as follows:

(In thousands of U.S. dollars, except per share data)	Three Months Ended March 31, 2025
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Selling, general and administrative ⁽¹⁾	$15,967	$(399)	$15,568
Loss from equity method investments	722	(202)	520
Total operating expenses	87,349	(601)	86,748
Operating loss	(1,942)	601	(1,341)
Loss before income taxes	(6,753)	601	(6,152)
Income tax benefit	8,037	(8,037)	—
Net income (loss)	$1,284	$(7,436)	$(6,152)
Net loss attributable to redeemable non-controlling interests	$(1,174)	$(6,193)	$(7,367)
Net loss attributable to Class A common stockholders	(235)	(1,243)	(1,478)
Comprehensive income (loss)	719	(7,436)	(6,717)
Net income (loss) per share of Class A common stock:
Basic	$(0.01)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.05)

(In thousands of U.S. dollars, except per share data)	Three Months Ended June 30, 2025
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Selling, general and administrative ⁽¹⁾	$17,460	$(28)	$17,432
Depreciation, amortization, and accretion	5,264	(171)	5,093
Income from equity method investments	(1,962)	(202)	(2,164)
Total operating expenses	81,283	(401)	80,882
Operating loss	(827)	401	(426)
Loss before income taxes	(6,127)	401	(5,726)
Income tax benefit	13,686	(13,686)	—
Net income (loss)	$7,559	$(13,285)	$(5,726)
Net income (loss) attributable to redeemable non-controlling interests	$3,982	$(11,063)	$(7,081)
Net income (loss) attributable to Class A common stockholders	800	(2,222)	(1,422)
Comprehensive income (loss)	7,223	(13,285)	(6,062)
Net income (loss) per share of Class A common stock:
Basic	$0.03	$(0.08)	$(0.05)
Diluted	$0.03	$(0.08)	$(0.05)

(In thousands of U.S. dollars, except per share data)	Six Months Ended June 30, 2025
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Selling, general and administrative ⁽¹⁾	$33,427	$(427)	$33,000
Depreciation, amortization, and accretion	11,206	(171)	11,035
Income from equity method investments	(1,240)	(404)	(1,644)
Total operating expenses	168,632	(1,002)	167,630
Operating loss	(2,769)	1,002	(1,767)
Loss before income taxes	(12,880)	1,002	(11,878)
Income tax benefit	21,723	(21,723)	—
Net income (loss)	$8,843	$(20,721)	$(11,878)
Net income (loss) attributable to redeemable non-controlling interests	$2,808	$(17,256)	$(14,448)
Net income (loss) attributable to Class A common stockholders	565	(3,464)	(2,899)
Comprehensive income (loss)	7,942	(20,721)	(12,779)
Net income (loss) per share of Class A common stock:
Basic	$0.02	$(0.12)	$(0.10)
Diluted	$0.02	$(0.12)	$(0.10)

(In thousands of U.S. dollars, except per share data)	Three Months Ended September 30, 2025
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Selling, general and administrative ⁽¹⁾	$14,376	$(725)	$13,651
Depreciation, amortization, and accretion	5,566	(343)	5,223
Income from equity method investments	(637)	(202)	(839)
Total operating expenses	79,769	(1,268)	78,501
Operating income	3,588	1,268	4,856
Loss before income taxes	(3,181)	1,268	(1,913)
Income tax benefit (provision)	14,567	(14,567)	—
Net income (loss)	$11,386	$(13,299)	$(1,913)
Net income (loss) attributable to redeemable non-controlling interests	$7,226	$(11,073)	$(3,847)
Net income (loss) attributable to Class A common stockholders	1,450	(2,226)	(776)
Comprehensive income (loss)	11,306	(13,302)	(1,996)
Net income (loss) per share of Class A common stock:
Basic	$0.05	$(0.08)	$(0.03)
Diluted	$0.05	$(0.08)	$(0.03)

(In thousands of U.S. dollars, except per share data)	Nine Months Ended September 30, 2025
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Selling, general and administrative ⁽¹⁾	$47,803	$(1,153)	$46,650
Depreciation, amortization, and accretion	16,772	(514)	16,258
Income from equity method investments	(1,877)	(606)	(2,483)
Total operating expenses	248,401	(2,272)	246,129
Operating income (loss)	819	2,272	3,091
Loss before income taxes	(16,061)	2,272	(13,789)
Income tax benefit (provision)	36,290	(36,290)	—
Net income (loss)	$20,229	$(34,018)	$(13,789)
Net income (loss) attributable to redeemable non-controlling interests	$10,034	$(28,329)	$(18,295)
Net income (loss) attributable to Class A common stockholders	2,015	(5,689)	(3,674)
Comprehensive income (loss)	19,245	(34,018)	(14,773)
Net income (loss) per share of Class A common stock:
Basic	$0.07	$(0.20)	$(0.13)
Diluted	$0.07	$(0.20)	$(0.13)

(In thousands of U.S. dollars, except per share data)	Three Months Ended March 31, 2026
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Cost of sales – RNG fuel ⁽¹⁾	$12,829	$(5,709)	$7,120
Selling, general and administrative ⁽¹⁾	15,184	(148)	15,036
Depreciation, amortization, and accretion	5,613	(344)	5,269
Loss from equity method investments	1,757	(319)	1,438
Total operating expenses	78,218	(6,520)	71,698
Operating (loss) income	(4,843)	6,520	1,677
Loss before income taxes	(11,302)	6,520	(4,782)
Income tax benefit (provision)	5,709	(5,709)	—
Net loss	$(5,593)	$811	$(4,782)
Net loss attributable to redeemable non-controlling interests	$(12,567)	$670	$(11,897)
Net loss attributable to Class A common stockholders	(2,642)	141	(2,501)
Comprehensive loss	(4,378)	811	(3,567)

(In thousands of U.S. dollars, except per share data)	Three Months Ended June 30, 2026
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Cost of sales – RNG fuel ⁽¹⁾	$12,282	$(4,921)	$7,361
Depreciation, amortization, and accretion	5,167	(344)	4,823
Loss from equity method investments	597	(319)	278
Total operating expenses	86,410	(5,584)	80,826
Operating (loss) income	(3,011)	5,584	2,573
Loss before income taxes	(8,885)	5,584	(3,301)
Income tax benefit (provision)	4,738	(4,921)	(183)
Net loss	$(4,147)	$663	$(3,484)
Net loss attributable to redeemable non-controlling interests	$(7,136)	$548	$(6,588)
Net loss attributable to Class A common stockholders	(1,501)	115	(1,386)
Comprehensive loss	(2,820)	663	(2,157)

(In thousands of U.S. dollars, except per share data)	Six Months Ended June 30, 2026
Condensed Consolidated Statement of Operations	As Previously Reported	Effect of Change	As Adjusted
Cost of sales – RNG fuel ⁽¹⁾	$25,111	$(10,630)	$14,481
Selling, general and administrative ⁽¹⁾	29,458	(148)	29,310
Depreciation, amortization, and accretion	10,780	(687)	10,093
Loss from equity method investments	2,354	(638)	1,716
Total operating expenses	164,628	(12,104)	152,524
Operating (loss) income	(7,854)	12,104	4,250
Loss before income taxes	(20,187)	12,104	(8,083)
Income tax benefit (provision)	10,447	(10,630)	(183)
Net loss	$(9,740)	$1,474	$(8,266)
Net loss attributable to redeemable non-controlling interests	$(19,703)	$1,218	$(18,485)
Net loss attributable to Class A common stockholders	(4,143)	256	(3,887)
Comprehensive loss	(7,198)	1,474	(5,724)
Net loss per share of Class A common stock:
Basic	$(0.14)	$0.01	$(0.13)
Diluted	$(0.14)	$0.01	$(0.13)

(In thousands of U.S. dollars, except per share data)	Three Months Ended September 30, 2026
Condensed Consolidated Statement of Operations	Under Prior Method ⁽ᵃ⁾	Effect of Change	As Reported
Cost of sales – RNG fuel ⁽¹⁾	$16,420	$(7,282)	$9,138
Depreciation, amortization, and accretion	5,384	(344)	5,040
Income from equity method investments	(974)	(319)	(1,293)
Total operating expenses	78,605	(7,945)	70,660
Operating income	886	7,945	8,831
(Loss) income before income taxes	(6,285)	7,945	1,660
Income tax benefit	7,282	(7,282)	—
Net income	$997	$663	$1,660
Net loss attributable to redeemable non-controlling interests	$(5,085)	$584	$(4,501)
Net loss attributable to Class A common stockholders	(1,021)	79	(942)
Comprehensive loss	3,270	663	3,933

(In thousands of U.S. dollars, except per share data)	Nine Months Ended September 30, 2026
Condensed Consolidated Statement of Operations	Under Prior Method ⁽ᵃ⁾	Effect of Change	As Reported
Cost of sales – RNG fuel ⁽¹⁾	$45,408	$(17,912)	$27,496
Selling, general and administrative ⁽¹⁾	36,672	(148)	36,524
Depreciation, amortization, and accretion	16,164	(1,031)	15,133
Loss from equity method investments	1,380	(957)	423
Total operating expenses	243,232	(20,048)	223,184
Operating (loss) income	(6,967)	20,048	13,081
Loss before income taxes	(26,471)	20,048	(6,423)
Income tax benefit (provision)	17,729	(17,912)	(183)
Net loss	$(8,742)	$2,136	$(6,606)
Net loss attributable to redeemable non-controlling interests	$(24,943)	$1,959	$(22,984)
Net loss attributable to Class A common stockholders	(5,009)	177	(4,832)
Comprehensive loss	(3,927)	2,136	(1,791)
Net loss per share of Class A common stock:
Basic	$(0.18)	$0.01	$(0.17)
Diluted	$(0.18)	$0.01	$(0.17)
The effects of the change on condensed consolidated balance sheets are as follows:

(In thousands of U.S. dollars)	As of December 31, 2025
Condensed Consolidated Balance Sheet	As Previously Reported	Effect of Change	As Adjusted
Government grants receivable	$—	$16,456	$16,456
Total current assets	122,682	16,456	139,138
Property, plant, and equipment, net	495,634	(26,641)	468,993
Investments in other entities	231,223	(24,500)	206,723
Other long-term assets	44,398	(16,456)	27,942
Total assets	959,469	(51,141)	908,328
Accrued expenses and other current liabilities	63,857	148	64,005
Total liabilities	461,712	148	461,860
Accumulated deficit	(1,307)	(51,289)	(52,596)
Total stockholders' deficit attributable to the Company	(12,930)	(51,289)	(64,219)
Total stockholders' deficit	(10,141)	(51,289)	(61,430)
Total liabilities, redeemable preferred non-controlling interests, redeemable non-controlling interests and stockholders' equity (deficit)	$959,469	$(51,141)	$908,328

(In thousands of U.S. dollars)	As of September 30, 2026
Condensed Consolidated Balance Sheet	Under Prior Method ⁽ᵃ⁾	Effect of Change	As Reported
Government grants receivable	$—	$17,308	$17,308
Total current assets	167,242	17,308	184,550
Property, plant, and equipment, net	545,979	(25,610)	520,369
Investments in other entities	236,943	(23,543)	213,400
Other long-term assets	53,576	(17,308)	36,268
Total assets	1,073,767	(49,153)	1,024,614
Accumulated deficit	98,610	(49,153)	49,457
Total stockholders' deficit attributable to the Company	87,822	(49,153)	38,669
Total stockholders' deficit	102,102	(49,153)	52,949
Total liabilities, redeemable preferred non-controlling interests, redeemable non-controlling interests and stockholders' equity (deficit)	$1,073,767	$(49,153)	$1,024,614
The effects of the change on condensed consolidated statements of cash flows are as follows:

(In thousands of U.S. dollars)	Three Months Ended March 31, 2025
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income (loss)	$1,284	$(7,436)	$(6,152)
Loss from equity method investments	722	(202)	520
Net cash provided by operating activities	29,679	(7,638)	22,041
Proceeds from transfer of investment tax credits, net of transaction costs	—	7,638	7,638
Net cash used in investing activities	(9,277)	7,638	(1,639)

(In thousands of U.S. dollars)	Three Months Ended March 31, 2026
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income (loss)	$(5,593)	$811	$(4,782)
Depreciation, amortization, and accretion	5,613	(344)	5,269
Loss from equity method investments	1,757	(319)	1,438
Deferred income taxes	(5,709)	5,709	—
Prepaid expenses and other current and long-term assets ⁽ᵇ⁾	8,799	(15,238)	(6,439)
Net cash provided by operating activities	12,916	(9,381)	3,535
Proceeds from transfer of investment tax credits, net of transaction costs	—	9,381	9,381
Net cash used in investing activities	(19,384)	9,381	(10,003)

(In thousands of U.S. dollars)	Six Months Ended June 30, 2025
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income (loss)	$8,843	$(20,721)	$(11,878)
Depreciation, amortization, and accretion	11,206	(171)	11,035
Income from equity method investments	(1,240)	(404)	(1,644)
Net cash provided by operating activities	21,805	(21,296)	509
Proceeds from transfer of investment tax credits, net of transaction costs	—	21,296	21,296
Net cash used in investing activities	(36,026)	21,296	(14,730)

(In thousands of U.S. dollars)	Six Months Ended June 30, 2026
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income (loss)	$(9,740)	$1,474	$(8,266)
Depreciation, amortization, and accretion	10,780	(687)	10,093
Loss from equity method investments	2,354	(638)	1,716
Deferred income taxes	(10,630)	10,630	—
Prepaid expenses and other current and long-term assets ⁽ᵇ⁾	10,812	(20,159)	(9,347)
Net cash provided by operating activities	23,677	(9,380)	14,297
Proceeds from transfer of investment tax credits, net of transaction costs	—	9,380	9,380
Net cash used in investing activities	(58,456)	9,380	(49,076)

(In thousands of U.S. dollars)	Nine Months Ended September 30, 2025
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income (loss)	$20,229	$(34,018)	$(13,789)
Depreciation, amortization, and accretion	16,772	(514)	16,258
Income from equity method investments	(1,877)	(606)	(2,483)
Net cash provided by operating activities	40,016	(35,137)	4,879
Proceeds from transfer of investment tax credits, net of transaction costs	—	35,137	35,137
Net cash used in investing activities	(69,933)	35,137	(34,796)

(In thousands of U.S. dollars)	Nine Months Ended September 30, 2026
Condensed Consolidated Statement of Cash Flows	Under Prior Method ⁽ᵃ⁾	Effect of Change	As Reported
Net income (loss)	$(8,742)	$2,136	$(6,606)
Depreciation, amortization, and accretion	16,164	(1,031)	15,133
Loss from equity method investments	1,380	(957)	423
Deferred income taxes	(17,946)	17,912	(34)
Prepaid expenses and other current and long-term assets ⁽ᵇ⁾	10,258	(27,441)	(17,183)
Net cash provided by operating activities	39,971	(9,381)	30,590
Proceeds from transfer of investment tax credits, net of transaction costs	—	9,381	9,381
Net cash used in investing activities	(78,100)	9,381	(68,719)
(1) Cost of sales – RNG fuels and Selling, general and administrative expenses on the face of the statement of operations also reflected a correction of an immaterial error. Refer to the “Correction of Immaterial Errors” paragraph below.
⁽a⁾ Amounts that would have been reported under the prior method, under which §45Z PTCs and ITCs were accounted for as income tax benefits under ASC 740.
Correction of Immaterial Errors
During the quarter ended September 30, 2026, the Company determined that certain costs previously classified within selling, general and administrative expenses should have been reflected within cost of sales. As a result, cost of sales was understated and selling, general and administrative expenses were overstated by approximately $2,336 and $8,453 for the three and nine months ended September 30, 2025, respectively. The error was not material to previously issued financial statements. The Company has corrected the prior-period amounts in the current presentation. The correction had no impact on previously reported total revenues, total operating expenses, operating income, net income (loss), loss per share, the condensed consolidated balance sheets, or the condensed consolidated statements of cash flows. Prior periods not presented herein will be corrected, as applicable, in future filings. Additionally, the applicable line items in Note 7 have also been corrected for the RNG Fuels and Renewable Power segments.
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
The Company's significant estimates and assumptions include the residual values and useful lives of property, plant and equipment; the fair value of long-lived assets; asset retirement obligations; the percentage of completion used for revenue recognition; the incremental borrowing rate used to measure right-of-use assets and lease liabilities; and the fair value of reporting units for goodwill impairment testing.
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
Recently Adopted Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. The Company early adopted ASU 2025-10 effective July 1, 2026. See "Change in Accounting Principle" above.
Parts Inventory

Parts inventory, also referred to as supplies inventory, consists of shop spare parts inventory and construction site parts inventory. Parts inventory is stated at historical cost, which is determined using the average cost method, and is recorded at the lower of cost or net realizable value. An annual review of inventory is performed to identify obsolete items.
Environmental Credits Held for Sale
For the three months ended September 30, 2026 and 2025, the Company recorded $1,405 and $4,515 as part of Cost of sales - Fuel Station Services in the condensed consolidated statements of operations to adjust environmental credits held for sale to lower of cost and net realizable value. For the nine months ended September 30, 2026 and 2025, the Company recorded $5,607 and $15,055, respectively.
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

	September 30, 2026	December 31, 2025
Accrued capital expenditures	$28,093	$24,629
Accrued payroll	6,191	7,719
Accrued environmental credit rebates	5,285	4,993
Accrued expenses	12,061	12,062
Other current liabilities	13,809	14,602
Total accrued expenses and other current liabilities	$65,439	$64,005
Contract Balances
Contract assets consist primarily of costs and estimated earnings in excess of billings and retainage receivables. Costs and estimated earnings in excess of billings represent unbilled amounts earned and reimbursable under construction contracts and arise when revenues have been recognized but amounts are conditional and have yet to be billed under the terms of the contract. Amounts become billable in accordance with contract terms, generally based on progress toward completion and the achievement of contractual milestones. Cost and estimated earnings in excess of billings amounted to $7,282 and $6,489 as of September 30, 2026 and December 31, 2025, respectively.
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
During the nine months ended September 30, 2026, the Company recognized revenue of $3,287 that was included in contract liabilities at December 31, 2025. During the nine months ended September 30, 2025, the Company recognized revenue of $3,404 that was included in contract liabilities at December 31, 2024.
Impairment
During the nine months ended September 30, 2026, the Company recognized impairment charges of $3,595 related to certain long-lived assets in its Renewable Power segment and $561 related to certain long-lived assets in its Fuel Station Services segment. The impairment within its Renewable Power segment resulted from the Company's decision to repurpose a renewable power facility for use as an RNG facility. As a result of the change in intended use, certain assets associated with the renewable power facility were no longer expected to be utilized and had no alternative future use. Accordingly, the Company determined that the fair value of the affected assets was zero and recorded an impairment charge equal to their carrying value.
Remaining Performance Obligations
The Company's remaining performance obligations represent the unrecognized revenue value of its contract commitments. The Company's remaining performance obligations may significantly vary each reporting period based on the timing of major new contract commitments. As of September 30, 2026, the Company had a remaining performance obligation of $29,969 of which $23,123 is expected to be recognized within the next 12 months.
Significant Customers, Vendors and Concentration of Credit Risk
At September 30, 2026, two customers accounted for 37% of accounts receivable. At December 31, 2025, four customers accounted for 63% of accounts receivable.
During the three and nine months ended September 30, 2026, and three months ended September 30, 2025 no individual vendor accounted for more than 10% of the Company's total volume of total purchases. During the nine months ended September 30, 2025, there was one supplier that accounted for approximately 13% of the Company’s total purchases.
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
VIEs for which the Company is not the primary beneficiary are accounted for under the equity method. As of September 30, 2026, Sunoma, Central Valley and CMS were consolidated VIEs.
The condensed consolidated balance sheets summarize the major consolidated balance sheet items for its consolidated VIEs as of September 30, 2026 and December 31, 2025. The information is presented on an aggregate basis based on similar risk and reward characteristics and the nature of our involvement with the VIEs. All VIEs are RNG facilities reported under the RNG Fuel Supply segment, and the Company’s interests are primarily equity-based.
The following table presents the Company's ownership interests and carrying values of Investment in Other Entities:

	Pine Bend	Noble Road	GREP	Land2Gas	Paragon	Other	Total
Percentage of ownership	50%	50%	20%	50%	50%	50%
Balance at December 31, 2025	$19,864	$20,755	$594	$27,284	$138,226	$—	$206,723
Balance at September 30, 2026	$18,380	$19,519	$289	$31,988	$134,456	$8,768	$213,400
As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $117,008 and $122,165, respectively. This basis difference primarily relates to the gain recognized upon the deconsolidation of certain RNG project entities, which increased the Company’s investment basis. The Company determined that this basis difference is attributable to construction in progress and will be amortized over the related assets’ estimated useful life of 20 years beginning when the assets are placed in service. The amortization of this basis difference, which reduces equity in earnings, was $1,738 and $1,738, reflected in income from equity method investments in the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively. The amortization of this basis difference was $5,157 and $5,157 for the nine months ended September 30, 2026 and 2025, respectively.
The ITC basis difference, which reduces the carrying value of the Company’s investments in other entities, was $23,543 and $24,500 as of September 30, 2026 and December 31, 2025, respectively. Amortization of the ITC basis difference increased income from equity method investments by $957 and $606 for the nine months ended September 30, 2026 and 2025, respectively. Amortization of the ITC basis difference increased income from equity method investments by $319 and $202 for the three months ended September 30, 2026 and 2025, respectively.

The following table summarizes revenue and gross profit from equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$36,024	$26,570	$97,934	$80,844
Gross profit	6,699	6,785	16,600	21,167
A summary of financial information for our portion of the assets and liabilities in equity method investees in the aggregate is as follows:

	September 30, 2026	December 31, 2025
Current assets	$33,037	$27,566
Noncurrent assets	326,817	305,900
Total assets	359,854	333,466
Current liabilities	52,068	35,874
Noncurrent liabilities	73,621	81,288
Total liabilities	$125,689	$117,162
The Company’s maximum exposure to loss related to its unconsolidated entities generally consists of its equity investment in such entities. In addition, the Company has certain guarantee and credit support obligations related to Land2Gas LLC, as further described in Note 12, Commitments and Contingencies.
3. LOANS
The following table summarizes the borrowings under the various loan facilities as of September 30, 2026 and December 31, 2025:

		September 30, 2026	December 31, 2025
	Effective interest rate	Amount	Amount
OPAL Term Loan	9.1%	$396,716	$321,618
Revolving Loan		—	20,000
Sunoma Loan	8.8%	17,683	19,090
Equipment Loan	8.4%	292	559
Less: unamortized debt issuance costs		(7,268)	(9,142)
Less: current portion of long-term loans		(20,310)	(15,062)
Total long-term loans		$387,113	$337,063
As of September 30, 2026, principal maturities of debt are expected as follows, excluding any undrawn debt facilities:

Fiscal year:
Three months ending December 31, 2026	$5,061
2027	20,228
2028	376,501
2029	2,395
2030	2,589
Thereafter	7,917
$414,691
OPAL Term Loan

During the nine months ended September 30, 2026, the Company drew $128,382 under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay $20,000 outstanding under the revolving loan facility. As of September 30, 2026, the Company had utilized $39,247 of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of OPAL Fuels Intermediate HoldCo LLC (the “Borrower”) and certain subsidiaries of the Borrower (the “Guarantors”).
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
4. LEASES
Lessor contracts
Sales-Type Leases
During the nine months ended September 30, 2026, the Company entered into new sales-type leases. Upon commencement, the carrying value of the underlying assets were removed from the balance sheet and the net investment in the leases was recognized, measured at the present value of future lease payments discounted at the rate implicit in the leases. During the nine months ended September 30, 2026, $4,161 was recognized within fuel station services revenues and $3,349 was recorded in cost of sales - fuel station services. During the three months ended September 30, 2026, $1,915 was recognized within fuel station services revenues and $1,511 was recorded in cost of sales - fuel station services.
As of September 30, 2026, a maturity analysis of lease receivables reflecting undiscounted cash flows to be received on an annual basis are as follows:

Fiscal year:
Three months ending December 31, 2026	$646
2027	2,642
2028	2,730
2029	2,799
2030	2,869
Thereafter	16,229
Total undiscounted cash flows	27,915
Less: Discount based on implicit rate	16,186
Plus: Unguaranteed residual asset	670
Net investment in sales-type lease	$12,399
5. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Interest Rate Swap Contracts
The Company expects to release $2,047 from the other comprehensive income in the next twelve months.
The location and amounts of interest rate swaps and their fair values in the condensed consolidated balance sheets are:

In	September 30, 2026	December 31, 2025	Location of Fair Value Recognized in Balance Sheet
Derivatives designated as cash flow hedges:
Short term portion of the interest rate swaps	$2,047	$128	Prepaid expense and other current assets
Long term portion of the interest rate swaps	2,389	—	Other long-term assets
Long term portion of the interest rate swaps	—	(301)	Other long-term liabilities
	$4,436	$(173)
Commodity Swap Contracts
The following table summarizes the effect of commodity swaps on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity swaps - realized	Revenues - Renewable Power	$—	$8	$(138)	$(52)
Commodity swaps - unrealized	Revenues - Renewable Power	—	12	92	—
Commodity swaps - realized	Revenues - RNG Fuel	1,227	1,029	1,483	1,900
Commodity swaps - unrealized	Revenues - RNG Fuel	(116)	313	(82)	920
Total realized and unrealized gain		$1,111	$1,362	$1,355	$2,768
The following table summarizes the derivative assets and liabilities related to commodity swaps as of September 30, 2026 and December 31, 2025:

	Fair Value
	September 30, 2026	December 31, 2025	Location of Fair value recognized in Balance Sheet
Derivatives not designated as hedging instruments:
Current portion of unrealized gain on commodity swaps	$2,000	$1,933	Prepaid expense and other current assets
Current portion of unrealized loss on commodity swaps	—	(92)	Accrued expenses and other current liabilities
Non - current portion of unrealized gain on commodity swaps	—	149	Other long-term assets
Total commodity swaps - unrealized gain	$2,000	$1,990
There were no amounts offset in the condensed consolidated balance sheets as of the period-end dates. In addition, there were no collateral balances with counterparties outstanding as of the period-end dates.
Warrants
During the first quarter of 2026, the Company issued the Warrants with an initial estimated fair value of $2,760. Changes in fair value of $(773) and $(619) were recognized in other (expense) income, net, for the three and nine months ended September 30, 2026, respectively, resulting in an estimated fair value of $2,141 as of September 30, 2026 and included in other long-term liabilities. The key inputs into the Black-Scholes option pricing model for the Warrants were as follows for the relevant periods:

	As of September 30, 2026	As of March 6, 2026
Risk-free interest rate	5.2%	4.0%
Expected term (years)	7.3	8.0
Expected volatility	59.1%	57.7%
Exercise price	$2.7	$2.7
Stock price	$1.8	$2.1
Recurring Fair Value Measurements
There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025.
The Company's assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2026 and December 31, 2025, set forth by level, within the fair value hierarchy:

	Fair values as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$48,609	$—	$—	$48,609
Interest rate swap contracts	—	4,436	—	4,436
Commodity swap contracts	—	2,000	—	2,000
Liabilities:
Warrants	$—	$—	$2,141	$2,141

	Fair values as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,969	$—	$—	$22,969
Commodity swap contracts	$—	$2,082	$—	$2,082
6. RELATED PARTIES
Related parties are represented by Fortistar LLC ("Fortistar") and other affiliates, subsidiaries and entities under common control with Fortistar or NextEra Energy Marketing, LLC (“NextEra”).
The following table summarizes revenues recorded from related parties:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1), (5)	$—	$—	$—	$16,917	$10,856	$—
Commodity swaps (2), (4)	—	—	—	—	—	872
Environmental processing (3)	—	2,664	—	—	8,166	—
Total	$—	$2,664	$—	$16,917	$19,022	$872

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	RNG fuel	Fuel Station Services	Renewable Power	RNG fuel	Fuel Station Services	Renewable Power
Environmental Attributes (1)	$17,825	$9,198	$—	$55,658	$34,653	$—
Commodity swaps (2)	—	—	2,022	—	—	4,676
Environmental processing (3)	—	2,294	—	—	6,268	—
Total	$17,825	$11,492	$2,022	$55,658	$40,921	$4,676
(1) Represents RIN and LCFS sales to NextEra. Includes revenues of $4,982 recognized under the Green Gas Contract, which were recorded within RNG fuel revenues for the three months ended September 30, 2025. Includes revenues of $5,674 and $15,585 recognized under the Green Gas Contract, which were recorded within RNG fuel revenues for the nine months ended September 30, 2026 and 2025, respectively.
(2) Represents revenue earned under ISDA and REC sales agreements with NextEra.
(3) Represents environmental processing fees earned under agreements with equity method investments, related to the generation and marketing of RINs and LCFS.
(4) Due to the repayment and redemption of NextEra's redeemable noncontrolling interest in March 2026, revenues and balances related to transactions with NextEra are no longer included in the Company's related-party disclosures beginning in the second quarter of 2026. Year-to-date amounts reported in subsequent quarters of 2026 will continue to include activity recognized during the first quarter of 2026, when NextEra was still considered a related party.
The following table summarizes the various fees recorded under the service agreements with related parties which are included in selling, general and administrative within the Company's condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Staffing and management services	$415	$447	$1,407	$1,557
Rent - fixed compensation	187	187	566	535
IT services	1,277	692	3,721	2,723
Total related party fees	$1,879	$1,326	$5,694	$4,815
The Company was also reimbursed by Fortistar for expenses incurred on its behalf in the amounts of $410 and $1,660 for the three and nine months ended September 30, 2026, and $914 and $722 for the three and nine months ended September 30, 2025 respectively.
The following table presents the various balances for related parties included in the Company's condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Location in Balance Sheet	September 30, 2026	December 31, 2025
Assets:
NextEra (1)	Accounts receivable, net of allowance	$—	$12,626
Other	Accounts receivable, net of allowance	3,217	692
Total receivables - related party		3,217	13,318
Liabilities:
Payables to equity method investment entities	Accounts payable	1,455	8,450
NextEra (1)	Accounts payable	—	501
Other	Accounts payable	2,489	—
Total liabilities - related party		$3,944	$8,951
(1) Due to the repayment and redemption of NextEra's redeemable noncontrolling interest in March 2026, revenues and balances related to transactions with NextEra are no longer included in the Company's related-party disclosures beginning in the second quarter of 2026.

7. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company is organized into three operating segments.
During the fourth quarter of 2025, the Company changed the presentation of information reviewed by the Chief Operating Decision Makers (“CODM”) to allocate certain corporate general and administrative costs, including consulting, insurance, and payroll expenses, to the related reportable segments. Segment information has been retrospectively revised to reflect this change. All the assets and revenue-generating activities, aside from sales‑type lease in Canada, were domiciled in the United States for the three and nine months ended September 30, 2026 and 2025. Transactions between reportable segments are accounted for using market‑based pricing. Intersegment revenues and expenses are eliminated in consolidation.
The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to the Company's consolidated revenue and consolidated net loss for the three months ended September 30, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$22,489	$49,740	$7,262	$79,491	$—	$79,491
Intersegment revenues	189	360	—	549	—	549
	22,678	50,100	7,262	80,040	—	80,040
Reconciliation of Revenue
Elimination of intersegment revenues						(549)
Total revenues	22,489	49,740	7,262	79,491	—	79,491

Segment and Corporate Expenses
Less: (1)
Cost of sales	9,138	35,289	7,296	51,723	—	51,723
Income from equity method investments	(1,293)	—	—	(1,293)	—	(1,293)
Interest and financing expense, net	8,279	(78)	(16)	8,185	—	8,185
Project development and startup costs	2,744	—	—	2,744	—	2,744
Impairment loss	—	14	—	14	—	14
Depreciation, amortization, and accretion	2,782	1,546	712	5,040	—	5,040
Other corporate expenses	—	—	—	—	7,304	7,304
Stock-based compensation	—	—	—	—	2,271	2,271
Other segment items (2)	325	1,482	36	1,843	—	1,843
Segment income (loss)	514	11,487	(766)	11,235	(9,575)	1,660

Reconciliation of profit or loss (segment income / (loss))
Provision for income taxes						—
Net income						$1,660

The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net loss for the nine months ended September 30, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$67,948	$147,370	$20,947	$236,265	$—	$236,265
Intersegment revenues	473	14,967	—	15,440	—	15,440
	68,421	162,337	20,947	251,705	—	251,705
Reconciliation of Revenue
Elimination of intersegment revenues						(15,440)
Total revenues	67,948	147,370	20,947	236,265	—	236,265

Segment and Corporate Expenses
Less: (1)
Cost of sales	27,496	111,041	20,551	159,088	—	159,088
Loss from equity method investments	423	—	—	423	—	423
Interest and financing expense, net	22,210	(1,537)	(58)	20,615	—	20,615
Project development and startup costs	7,860	—	—	7,860	—	7,860
Impairment loss	—	561	3,595	4,156	—	4,156
Depreciation, amortization, and accretion	8,331	4,710	2,092	15,133	—	15,133
Other corporate expenses	—	—	—	—	25,992	25,992
Stock-based compensation	—	—	—	—	6,386	6,386
Other segment items (2)	1,243	1,636	156	3,035	—	3,035
Segment income (loss)	385	30,959	(5,389)	25,955	(32,378)	(6,423)

Reconciliation of profit or loss (segment income / (loss))
Provision for income taxes						(183)
Net loss						$(6,606)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown in the line Cost of sales and no intersegment profit was recognized.
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - gain on RNG dispensing and payroll
•Renewable Power - payroll, consulting, insurance and other expenses
The following table reflects certain other financial data for the reportable segments as of September 30, 2026:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$213,400	$—	$—	$213,400	$—	$213,400
Segment assets	$742,013	$205,472	$30,810	$978,295	$46,319	$1,024,614
For the nine months ended September 30, 2026, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$61,720	$9,259	$—	$70,979	$—	$70,979
The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to the Company's consolidated revenue and consolidated net income for the three months ended September 30, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$22,921	$51,722	$8,714	$83,357	$—	$83,357
Intersegment revenues	139	5,394	—	5,533	—	5,533
	23,060	57,116	8,714	88,890	—	88,890
Reconciliation of Revenue
Elimination of intersegment revenues						(5,533)
Total revenues	22,921	51,722	8,714	83,357	—	83,357

Segment and Corporate Expenses
Less: (1)
Cost of sales	13,466	40,230	6,562	60,258	—	60,258
Income from equity method investments	(839)	—	—	(839)	—	(839)
Interest and financing expense, net	6,929	(11)	(20)	6,898	—	6,898
Project development and startup costs	2,543	—	—	2,543	—	2,543
Depreciation, amortization, and accretion	2,688	1,573	962	5,223	—	5,223
Other corporate expenses	—	—	—	—	9,563	9,563
Stock-based compensation	—	—	—	—	902	902
Other segment items (2)	210	445	67	722	—	722
Segment (loss) income	(2,076)	9,485	1,143	8,552	(10,465)	(1,913)

Reconciliation of profit or loss (segment income / (loss))
Provision for income taxes						—
Net loss						$(1,913)

The following table reflects the financial data used to calculate each reportable segment’s income (loss) and includes reconciliations to Opal’s consolidated revenue and consolidated net income for the nine months ended September 30, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Revenue from external customers	$75,650	$149,426	$24,144	$249,220	$—	$249,220
Intersegment revenues	415	14,679	—	15,094	—	15,094
	76,065	164,105	24,144	264,314	—	264,314
Reconciliation of Revenue
Elimination of intersegment revenues						(15,094)
Total revenues	75,650	149,426	24,144	249,220	—	249,220

Segment and Corporate Expenses
Less: (1)
Cost of sales	41,216	118,683	22,157	182,056	—	182,056
Income from equity method investments	(2,483)	—	—	(2,483)	—	(2,483)
Interest and financing expense, net	19,333	45	(48)	19,330	—	19,330
Project development and startup costs	12,101	—	—	12,101	—	12,101
Depreciation, amortization, and accretion	8,471	4,924	2,863	16,258	—	16,258
Other corporate expenses	—	—	—	—	29,752	29,752
Stock-based compensation	—	—	—	—	4,858	4,858
Other segment items (2)	665	282	190	1,137	—	1,137
Segment (loss) income	(3,653)	25,492	(1,018)	20,821	(34,610)	(13,789)

Reconciliation of profit or loss (segment income / (loss))
Provision for income taxes						—
Net loss						$(13,789)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown in line Cost of sales and no intersegment profit was recognized.
(2) Other segment items for each reportable segment include:
•RNG - payroll, consulting, insurance and other expenses
•Fuel Station Services - payroll expenses and gain on RNG dispensing
•Renewable Power - payroll, consulting, insurance and other expenses
The following table reflects certain other financial data for the reportable segments as of December 31, 2025:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Other segment disclosures
Investment in other entities	$206,723	$—	$—	206,723	$—	$206,723
Segment assets	$624,847	$196,853	$28,740	$850,440	$57,888	$908,328
For the nine months ended September 30, 2025, the Company made the following cash payments for capital expenditures:

	RNG Fuel	Fuel Station Services	Renewable Power	Total Segments	Corporate	Total
Cash paid for purchases of property, plant and equipment	$44,259	$16,140	$491	$60,890	$—	$60,890
The following table reflects revenues from external customers by type for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RNG Fuel
Environmental attributes	$18,868	$19,061	$57,522	$64,832
Brown gas sales and other	3,621	3,860	10,426	10,818
Total RNG Fuel	22,489	22,921	67,948	75,650
Fuel Station Services
OPAL owned stations	7,790	4,778	18,843	15,600
Environmental attributes and RNG marketing (1)	24,152	20,379	76,335	71,679
Third party station service and maintenance	7,334	7,122	21,259	20,726
Construction	4,412	14,203	15,640	31,377
Lease revenues (2)	6,052	5,240	15,293	10,044
Total Fuel Station Services	49,740	51,722	147,370	149,426
Renewable Power
Electricity sales	5,419	5,137	16,126	14,716
Environmental attributes	791	2,416	2,662	6,004
Lease revenues (3)	268	228	690	875
Other (4)	784	933	1,469	2,549
Total Renewable Power	7,262	8,714	20,947	24,144

Total revenues	$79,491	$83,357	$236,265	$249,220

Revenue from contracts with customers	$73,171	$77,889	$220,282	$238,301
Revenue from lease arrangements	$6,320	$5,468	$15,983	$10,919
(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements where we determined that we transferred the right to control the use of the station to the purchaser. Includes sales-type lease revenues of $1,915, $—, $4,161, and $— for the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026 and 2025, respectively, from customers domiciled outside of the United States. All remaining lease revenue relates to operating leases.
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

	Nine Months Ended September 30,
	2026		2025
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	$53,158	22%	$55,658	22%
Fuel Station Services	44,039	19%	34,653	14%
Renewable Power	2,839	1%	4,676	2%
Total	$100,036	42%	$94,987	38%

	Three Months Ended September 30,
	2026		2025
Customer A	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
RNG Fuel	17,703	22%	$17,825	21%
Fuel Station Services	14,643	18%	9,198	11%
Renewable Power	1,149	1%	2,022	2%
Total	$33,495	42%	$29,045	34%
8. REDEEMABLE NON-CONTROLLING INTEREST, REDEEMABLE PREFERRED NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Common stock
As of September 30, 2026, the Company is authorized to issue 340,000,000 shares of Class A common stock, 160,000,000 shares of Class B common stock, 160,000,000 shares of Class C common stock, and 160,000,000 shares of Class D common stock.
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
On March 6, 2026, OPAL Fuels LLC (“Opal Fuels”), the Company’s primary operating consolidated subsidiary, entered into a subscription agreement (“Subscription Agreement”) with Preferred Fuels LLC, (“Preferred Fuels” or “Investor”), an entity under common control with the Company. Pursuant to the Subscription Agreement Preferred Fuels committed to purchase up to $180,000 (the “Offering”) of Series A preferred units of Opal Fuels in multiple closings. At the initial closing on March 6, 2026, Preferred Fuels purchased 1,200,000 preferred units for aggregate proceeds of $120,000. OPAL Fuels may, in its sole discretion, require Preferred Fuels to fund up to an additional $60,000 (or “Undrawn Commitment”) within one year of the initial closing (or “Availability Period”), subject to the terms of the Subscription Agreement. During the three and nine months ended September 30, 2026 the Company drew $26,400 and $34,800, respectively of additional funding from the Undrawn Commitment. Additionally, pursuant to the Subscription Agreement, the Investor also has a right of first offer to purchase up to an additional 700,000 Units for an aggregate purchase price of up to $70,000 in the Offering in the event that OPAL Fuels intends to sell any additional units prior to the two (2) year anniversary of the initial closing. Opal Fuels used the proceeds received from the issuance of the Series A preferred units on March 6, 2026 to redeem all of the previously issued and outstanding Series A preferred units.
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
Additionally, up to 840,000 shares issuable on a pro rata basis upon future purchases by Preferred Fuels of up to an additional 700,000 Series A preferred units (up to $70,000) within two years of the initial closing pursuant to its right of first offer. No Subsequent Warrant Shares have been issued as of September 30, 2026.
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
The following table summarizes the changes in the redeemable preferred non-controlling interests which represent Series A and Series A-1 preferred units outstanding at OPAL Fuels level from December 31, 2025 to September 30, 2026:

	Series A-1 preferred units		Series A preferred units
	Units	Amount	Units	Amount	Total
Balance, December 31, 2025	300,000	$30,000	1,000,000	$100,000	$130,000
Issuance of Series A preferred units, net of issuance costs and fair value of Warrant	—	—	1,548,000	148,198	148,198
Redemption of Series A preferred units	—	—	(1,000,000)	(100,000)	(100,000)
Preferred dividends attributable to redeemable non-controlling interest	—	1,777	—	7,740	9,517
Preferred dividends attributable to Class A common stockholders	—	374	—	1,627	2,001
Payment of preferred dividends	—	(2,151)	—	(9,367)	(11,518)
Accretion to redemption value	—	—	—	8,897	8,897
Balance, September 30, 2026	300,000	$30,000	1,548,000	$157,095	$187,095
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
9. NET LOSS PER SHARE
The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Class A common stockholders basic and diluted	$(942)	$(776)	$(4,832)	$(3,674)

Weighted average number of shares of Class A common stock - basic	29,641,216	28,279,527	29,193,870	28,090,014
Weighted average number of shares of Class A common stock - diluted	29,641,216	28,279,527	29,193,870	28,090,014
Net loss per share of Class A common stock
Basic	$(0.03)	$(0.03)	$(0.17)	$(0.13)
Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.13)
The basic loss per share for the three and nine months ended September 30, 2026 and 2025 does not include 1,635,783 shares in treasury and 716,650 shares that are issued and outstanding but are contingent on achieving earnout targets.
Additionally, the diluted loss per share of Class A common stock for the three and nine months ended September 30, 2026 and 2025 does not include redeemable preferred non-controlling interests because the substantive contingency for conversion has not been met as of September 30, 2026. It also excludes redeemable non-controlling interests for the three and nine months ended September 30, 2026 and 2025.
For the periods in which loss per share is presented, the following securities were excluded from the computation of diluted loss per share since their impact would have been antidilutive:

	Nine Months Ended September 30,
	2026	2025
Stock Options	2,355,563	1,601,559
Unvested PSUs (1)	2,606,654	1,954,966
Unvested RSUs	4,590,543	4,352,791
Warrants (2)	2,160,000	—
OPAL Fuels Class B Units	144,399,037	144,399,037
(1) All unvested PSUs are contingent on achieving performance targets.
(2) Includes 720,000 warrants that are subject to forfeiture contingent on obtaining additional funding.
10. INCOME TAXES
As described in Note 1, during the quarter ended September 30, 2026, the Company changed its accounting policy for transferable Section 48 investment tax credits ITCs and Section 45Z clean fuel production tax credits 45Z credits.

Previously, these credits were recognized within income tax benefit or deferred income taxes under the flow-through method. The Company now accounts for these credits as government grants by analogy to ASU 2025-10. Under this policy, ITCs are recognized over the useful lives of the related qualifying assets as a reduction of depreciation expense, while 45Z credits are recognized in the periods in which the related qualifying production occurs and associated costs are incurred. The change in accounting policy was applied retrospectively, and prior-period amounts have been adjusted accordingly.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company continues to maintain a valuation allowance against its net deferred tax assets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2022 Plan	$2,271	$902	$6,386	$4,729
Parent equity awards	—	—	—	129
Total	$2,271	$902	$6,386	$4,858
12. COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of September 30, 2026 and December 31, 2025, the Company was required to maintain standby letters of credit totaling $40,174 and $15,504, respectively, to support obligations of certain Company's subsidiaries. These letters of credit were issued in favor of a lender, utilities, a governmental agency, and an independent system operator under PPA electrical interconnection agreements, and in place of a debt service reserve. There have been no draws to date on these letters of credit.
Lease Commitments
The table below provides the total amount of lease payments on an undiscounted basis on our lease contracts as of September 30, 2026:

	Operating Leases	Finance Leases	Total
Three months ending December 31, 2026	$408	$329	$737
2027	1,673	1,120	2,793
2028	1,180	551	1,731
2029	1,129	202	1,331
2030	1,129	161	1,290
Thereafter	18,667	59	18,726
Total undiscounted cashflows	$24,186	$2,422	$26,608

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
The Company's maximum potential exposure represents its 50% proportionate share of the purchase price repayment and related tax indemnification obligations. The Company evaluated these arrangements under ASC 460 and ASC 450 and determined that no material liability was required to be recognized as of September 30, 2026.
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
The EPC Agreement requires that CEI continue working during the course of the litigation and related arbitration proceedings; however, CEI effectively stopped working. On June 26, 2024, MD issued a Notice of Default and Demand to Cure to CEI. CEI failed to do so, and on July 30, 2024, MD terminated CEI for default. MD notified CEI’s performance bond surety, Atlantic Specialty Insurance Company ("Atlantic"), of the termination and demanded that it perform under the bond. Atlantic has denied the claim.
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
Subcontractor Lien Claims
In addition to the above-referenced action and arbitration, several of CEI’s subcontractors have recorded mechanic’s liens against the MD and VS projects for $3,141, which the Company is obligated to defend and indemnify the dairy owners from and against. Several of the liens were untimely and have been released voluntarily by the claimants, others were released through the recording of release bonds by the Company.
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
Patent Infringement Claims
On August 20, 2026, Ingenco Holdings, LLC filed a complaint in the United States District Court for the District of Delaware against Opal Fuels Inc., Polk County RNG LLC, Sapphire RNG LLC, Pine Bend RNG LLC, Emerald RNG LLC, and Prince William RNG LLC. The complaint was served on August 21, 2026. The complaint alleges that these entities infringe U.S. Patent No. 7,731,779 through operations at respective landfill RNG facilities. The complaint also asserts breach of contract and third-party beneficiary claims against Polk County RNG LLC and Sapphire RNG LLC arising from alleged obligations under respective license agreements. Unspecified monetary damages, including claims for enhanced damages and attorneys’ fees, as well as injunctive and other equitable relief are sought. The Company cannot presently predict the outcome or reasonably estimate a potential loss or range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "OPAL," "we," "us," "our," and the "Company" refer to OPAL Fuels Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 16, 2026. In addition to historical information, this discussion and analysis includes certain forward-looking statements which reflect our current expectations. The Company's actual results may materially differ from these forward-looking statements.
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
Critical accounting policies involve significant judgments and uncertainties and may result in materially different reported results under different assumptions and conditions. For a detailed description of our accounting policies, see Note 1. Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein and the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies since that Annual Report, except as follows.
During the quarter ended September 30, 2026, we early adopted ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, and concurrently changed our accounting principle for transferable Section 48 investment tax credits (“ITCs”) and Section 45Z clean fuel production tax credits (“45Z credits”). We now account for these credits as government grants by analogy to ASU 2025-10, rather than under ASC 740, Income Taxes, and have applied the change retrospectively; see Note 1. Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further information. Applying this policy requires judgment, including whether it is probable that we will comply with the credits’ qualification requirements, such as prevailing wage requirements, and sell the credits, the expected sale proceeds net of transaction costs, and whether any obligation to return proceeds to buyers is probable.
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
Federal and state environmental and tax incentive programs, including the Clean Fuel Production Credit under Section 45Z and ITCs, are important components of the economics of certain of our projects. The amount of benefits we may generate under these programs depends on, among other factors, qualifying production or investment levels, satisfaction of applicable eligibility requirements, emissions intensity in the case of Section 45Z credits, and our ability to transfer or otherwise monetize the credits. The cash proceeds ultimately realized from transferable credits may also be affected by prevailing market conditions and transfer discounts.
During the third quarter of 2026, we changed our accounting policy for transferable Section 45Z credits and ITCs from accounting for such credits under income tax accounting guidance to accounting for them as government grants. Under the new policy, Section 45Z credits are accounted for as income-related grants and recognized as a reduction of cost of sales when the qualifying fuel is produced and sold. ITCs are accounted for as asset-related grants and reduce the carrying amount of the related property, plant and equipment or investment in an equity method investee, as applicable, with the resulting benefit recognized over the useful life of the underlying asset through lower depreciation expense or through income from equity method investments. The change in accounting policy affects the classification and timing of recognition of these benefits in our financial statements but does not change the underlying economics of the credits or the cash proceeds ultimately realized from their transfer.
Changes in applicable laws, regulations or administrative guidance, eligibility requirements, credit rates, emissions factors, transferability provisions or market pricing for transferable credits could affect the amount, timing and ultimate realization of these benefits and could materially affect the economics of our projects and our results of operations.
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
Concentration of customers and associated credit risk
The following table summarizes the percentage of consolidated accounts receivable, net by customers that equal or exceed 10% of the consolidated accounts receivable, net as of September 30, 2026 and December 31, 2025. No other single customer accounted for 10% or greater of our consolidated accounts receivables in these periods:

	September 30, 2026	December 31, 2025
Customer A (1)	21%	21%
Customer B	16%	11%
Customer C	*	12%
Customer D	*	19%
(1) Relates to sales of Environmental Attributes under Purchase and Sale agreements and Renewable Power sale agreements.
*Less than 10%
The following table summarizes the percentage of consolidated revenues from customers that equal 10% or greater of the consolidated revenues in the period. No other single customer accounted for more than 10% of consolidated revenues in these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	42%	34%	42%	38%

Results of operations for the three and nine months ended September 30, 2026 and 2025:
Operational data
The following table summarizes the operational data achieved for the three and nine months ended September 30, 2026 and 2025:
Landfill RNG Facility Capacity and Utilization Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Design Capacity (Million MMBtus) (1)	2.25	2.2	6.67	6.4
Volume of Inlet Gas (Million MMBtus) (2)	1.71	1.6	4.85	4.6
Inlet Design Capacity Utilization % (2)	76.0%	79.5%	73.0%	72.6%
RNG Fuel volume produced (Million MMBtus) (3)	1.2	1.2	3.7	3.4
Utilization of Inlet Gas % (4)	75.0%	77.1%	74.0%	75.8%
(1) Design Capacity for RNG facilities is measured as the volume of feedstock biogas that the facility is designed to accept at the inlet and processing during the associated period. Design Capacity is presented as our ownership share (i.e., net of joint venture partners’ ownership) of the facility and is calculated based on the number of days in the period. New facilities that come online during a quarter are pro-rated for the number of days in commercial operation. Excludes Sunoma and Biotown.
(2) Inlet Design Capacity Utilization is measured as the Volume of Inlet Gas for a period, divided by the total Design Capacity for such period. The Volume of Inlet Gas varies over time depending on, among other factors, (i) the quantity and quality of waste deposited at the landfill, (ii) waste management practices by the landfill, and (iii) the construction, operations and maintenance of the LFG collection system used to recover the LFG. The Design Capacity for each facility will typically be correlated to the amount of LFG expected to be generated by the landfill during the term of the related gas rights agreement. We expect Inlet Design Capacity Utilization to be in the range of 75-85% on an aggregate basis over the next several years. Typically, newer facilities perform at the lower end of this range and demonstrate increasing utilization as they mature and the biogas resource increases at open landfills. Excludes Sunoma and Biotown. Lower design Utilization due to LFG flow constraints at New River, Sapphire and Polk
(3) Excludes Sunoma and Biotown
(4) Utilization of Inlet Gas is measured as RNG Fuel Volume Produced divided by the Volume of Inlet Gas. Utilization of Inlet Gas varies over time depending on availability and efficiency of the facility and the quality of LFG (i.e., concentrations of methane, oxygen, nitrogen, and other gases). We generally expect Utilization of Inlet Gas to be in the range of 80% to 90%. Excludes Sunoma and Biotown. Utilization was impacted by various equipment-related operational issues at Imperial, Emerald, Sapphire, Pine Bend and Polk. Certain corrective measures have been implemented that are designed to address these issues and improve utilization toward the target range.

Renewable Power Capacity and Utilization Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Nameplate Capacity (MW per hour)(1)	95.2	105.8	102.3	105.8
Nameplate Capacity for the period (Millions MWh) (1)	0.21	0.23	0.67	0.69
Renewable Power produced (Millions MWh)	0.08	0.09	0.25	0.26
Design Capacity Utilization (%) (2)	38%	39%	38%	38%
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
RNG Projects
Below is a table setting forth the RNG projects in operation and construction in our portfolio as of September 30, 2026:

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

RNG Projects in Construction(5):
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

(4) Please see Part II, Item 1: Legal Proceedings and Note 12. Commitments and Contingencies.
(5) The construction of the Cottonwood, Burlington and Kirby Canyon projects began in the second, third and fourth quarters of 2024, respectively.
RNG Fuel Production, Sales, and Delivery

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RNG Fuel volume produced (Million MMBtus)	1.3	1.3	3.8	3.5
RNG Fuel volume sold (Million GGEs)	21.8	20.4	60.5	60.5
Total volume delivered (Million GGEs)	40.0	38.9	117.9	120.4
Comparison of the three and nine months ended September 30, 2026 and 2025
The following table presents the period-over-period change for each line item in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2026	2025			2026	2025
Revenues:
RNG fuel	$22,489	$22,921	$(432)	(2)%	$67,948	$75,650	$(7,702)	(10)%
Fuel Station Services	49,740	51,722	(1,982)	(4)%	147,370	149,426	(2,056)	(1)%
Renewable Power	7,262	8,714	(1,452)	(17)%	20,947	24,144	(3,197)	(13)%
Total revenues	79,491	83,357	(3,866)	(5)%	236,265	249,220	(12,955)	(5)%
Operating expenses:
Cost of sales - RNG fuel	9,138	13,466	(4,328)	(32)%	27,496	41,216	(13,720)	(33)%
Cost of sales - Fuel station services	35,289	40,230	(4,941)	(12)%	111,041	118,683	(7,642)	(6)%
Cost of sales - Renewable power	7,296	6,562	734	11%	20,551	22,157	(1,606)	(7)%
Project development and startup costs	2,744	2,543	201	8%	7,860	12,101	(4,241)	(35)%
Selling, general and administrative	12,432	11,316	1,116	10%	36,524	38,197	(1,673)	(4)%
Depreciation, amortization, and accretion	5,040	5,223	(183)	(3)%	15,133	16,258	(1,125)	(7)%
Impairment loss	14	—	14	100%	4,156	—	4,156	100%
(Income) loss from equity method investments	(1,293)	(839)	(454)	(54)%	423	(2,483)	2,906	117%
Total operating expenses	70,660	78,501	(7,841)	(10)%	223,184	246,129	(22,945)	(9)%
Operating income	8,831	4,856	3,975	82%	13,081	3,091	9,990	323%
Other expense
Interest and financing expense	(8,927)	(7,185)	(1,742)	(24)%	(24,218)	(20,272)	(3,946)	(19)%
Interest income	742	287	455	159%	3,603	942	2,661	282%
Other income, net	1,014	129	885	686%	1,111	2,450	(1,339)	(55)%
Net income (loss) before provision for income taxes	1,660	(1,913)	3,573	187%	(6,423)	(13,789)	7,366	53%
Provision for income taxes	—	—	—	—%	(183)	—	(183)	—%
Net income (loss)	1,660	(1,913)	3,573	187%	(6,606)	(13,789)	7,183	52%
Net loss attributable to redeemable non-controlling interest	(4,501)	(3,847)	(654)	(17)%	(22,984)	(18,295)	(4,689)	(26)%
Net income attributable to non-redeemable non-controlling interest	575	93	482	518%	794	329	465	141%
Accretion of the redeemable preferred non-controlling interest to its redemption amount	6,528	2,617	3,911	149%	20,416	7,851	12,565	160%
Net loss attributable to Class A common stockholders	$(942)	$(776)	$(166)	(21)%	$(4,832)	$(3,674)	$(1,158)	(32)%

Revenues - Disaggregated

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
RNG Fuel
Environmental attributes	$18,868	$19,061	$(193)	$57,522	$64,832	$(7,310)
Brown gas sales and other	3,621	3,860	(239)	10,426	10,818	(392)
Total RNG Fuel	22,489	22,921	(432)	67,948	75,650	(7,702)
Fuel Station Services
OPAL owned stations	7,790	4,778	3,012	18,843	15,600	3,243
Environmental attributes and RNG marketing (1)	24,152	20,379	3,773	76,335	71,679	4,656
Third party station service and maintenance	7,334	7,122	212	21,259	20,726	533
Construction	4,412	14,203	(9,791)	15,640	31,377	(15,737)
Lease revenues (2)	6,052	5,240	812	15,293	10,044	5,249
Total Fuel Station Services	49,740	51,722	(1,982)	147,370	149,426	(2,056)
Renewable Power
Electricity sales	5,419	5,137	282	16,126	14,716	1,410
Environmental attributes	791	2,416	(1,625)	2,662	6,004	(3,342)
Lease revenues (3)	268	228	40	690	875	(185)
Other (4)	784	933	(149)	1,469	2,549	(1,080)
Total Renewable Power	7,262	8,714	(1,452)	20,947	24,144	(3,197)

Total revenues	$79,491	$83,357	$(3,866)	$236,265	$249,220	$(12,955)

Revenue from contracts with customers	$73,171	$77,889	$(4,718)	$220,282	$238,301	$(18,019)
Revenue from lease arrangements	$6,320	$5,468	$852	$15,983	$10,919	$5,064
(1) Revenues from RNG marketing in the Fuel Station Services segment relate to revenues earned from Environmental Attribute generation and monetization services.
(2) Fuel Station Services lease revenue relates to revenue from fuel purchasing agreements under which we determined that we transferred the right to control the use of the station to the purchaser. This includes sales-type lease revenues of $1,915, $—, $4,161, and $— for the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026 and 2025, respectively, from customers domiciled outside of the United States. All remaining lease revenue relates to operating leases.
(3) Renewable Power operating lease revenue relates to revenue from power purchase agreements where we determined that we transferred the right to control the use of the power plant to the purchaser.
(4) Includes management fee revenues earned from management of operations of equity method entities.
RNG Fuel
Revenue from RNG Fuel decreased by $0.4 million or 2% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease primarily reflected a reduction in unrealized mark-to-market gains associated with brown gas marketing and trading activities of $0.2 million, and decrease in environmental attributes of $0.2 million. Environmental attributes decrease was driven by higher marketing fees of $1.7 million and lower green gas net volumes $0.7 million offset by higher RIN pricing impact of $1.8 million and higher volumes $0.4 million.

Revenue from RNG Fuel decreased by $7.7 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily due to a reduction in unrealized mark-to-market gains associated with brown gas marketing and trading activities of $0.4 million, and decrease in environmental attributes of $7.3 million. The environmental attributes was primarily related to one additional green gas sale in 2025 of $5.1 million, higher marketing fees of $2.6 million, Sunoma reserve release $0.5 million and lower RIN price of $0.2 million offset by higher production volume of $1.1 million.
Fuel Station Services

Revenue from Fuel Station Services decreased by $2.0 million or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily attributable to $9.8 million due to cancellations and delays in construction projects offset by increase of $1.7 million higher marketing fees, $0.9 million increase in LCFS credit sales, a $0.6 million higher RIN volumes, a $0.5 million higher RIN prices, $3.8 million increase from FPA tolling is driven by higher tolling GGEs and pass-through costs partially offset by loss of lease type revenues, and a $0.2 million increase in third-party service revenue due to higher service rates.
Revenue from Fuel Station Services decreased by $2.1 million, or 1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily attributable to $15.7 million due to cancellations and delay in construction projects offset by increase of $2.6 million due to higher marketing fees, $2.0 million increase in LCFS credit sales and pricing, $8.5 million increase from FPA tolling is driven by higher tolling GGEs and increased pass-through costs and a $0.5 million increase in third-party service revenue due to higher service rates.
Renewable Power
Revenue from Renewable Power decreased by $1.5 million, or 17%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by a $1.6 million decline in environmental attribute revenue, primarily at the West Covina facility.
Revenue from Renewable Power decreased by $3.2 million, or 13%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $3.3 million decline in environmental attribute revenue, primarily at the West Covina and Santa Cruz facilities and Other revenues of $1.1 million offset by $1.4 million increase in electricity sales, primarily in Old Dominion.
Cost of sales
RNG Fuel
Cost of sales from RNG Fuel decreased by $4.3 million, or 32%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to $7.9 million 45z (net of RECs and transaction costs), lower royalties due to YTD adjustment, lower Gas $0.3 million and lower SG&A $0.3 million offset by ($4.8) O&M non-labor including maintenance at Imperial, Polk, Greentree and Prince William.
Cost of sales from RNG Fuel decreased by $13.7 million, or 33%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to $18 million of 45z offset by higher major maintenance of $1.6 million due to equipment issues which have been rectified driving consistent sequential production growth primarily at Imperial and Prince William and higher O&M expenses of $2.0 million driven by media and H2S.
Fuel Station Services
Cost of sales from Fuel Station Services decreased by $4.9 million, or 12%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to $5.0 million decrease in construction equipment, parts and oil expenses due to delays in project activity, and $1.5 million decrease in service-related maintenance, labor and compensation costs, partially offset by $1.2 million in FPA tolling due to higher tolling expenses due to timing and $0.3 million higher dispensing fees.
Cost of sales from Fuel Station Services decreased by $7.6 million, or 6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to $11.5 million decrease in construction equipment, parts and oil expenses due to delays in project activity, offset by $1.3 million of higher dispensing fees from higher dispensing volumes $10.7 million net of lower NRV writedown $9.4, $0.5 million higher FPA tolling due to higher volumes and $2.1 million higher service due to higher service GGEs and timing of maintenance, labor and compensation costs
Renewable Power
Cost of sales from Renewable Power increased by $0.7 million, or 11%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to a $1.3 million increase in major maintenance, royalties and well field expenses in Old Dominion and a $0.4 million increase in major maintenance expenses in Pioneer and Miramar offset by lower expenses in SD Miramar, Taunton and Albany due to the timing of expenditures and closure of sites.
Cost of sales from Renewable Power decreased by $1.6 million, or 7% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to lower O&M and major maintenance expense of $2.4 million, primarily at Sycamore, Arbor Hills, FM3 and Taunton/ Albany due to closure of sites offset by higher major maintenance of $0.9 million at old Dominion.
Project development and startup costs
Project development and startup costs increased by $0.2 million, or 8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to higher project development and startup activities.
Project development and startup costs decreased by $4.2 million, or 35%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to lower virtual pipeline costs.
Selling, general, and administrative
Selling, general, and administrative expenses increased by $1.1 million, or 10%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to $1.4 million of Stock Compensation expense.
Selling, general, and administrative expenses decreased by $1.7 million, or 4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease primarily $3.4 million of lower compensation costs, $1.0 million of lower legal expenses, and $0.6 million of lower directors and officers insurance expense. These decreases were partially offset by $1.5 million of higher stock based compensation expense, $1.1 million of higher segment general and administrative expenses, $0.4 million of higher other expenses and $0.3 million of higher information technology expenses.
Depreciation, amortization, and accretion
Depreciation, amortization, and accretion decreased by a total of $0.2 million, or 3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This is primarily related to lower depreciation expense in Renewable Power.
Depreciation, amortization, and accretion decreased by a total of $1.1 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to lower depreciation expense resulting from the prior-year recognition of the remaining asset retirement obligation ("ARO") balance.
Impairment loss
Impairment loss was primarily attributable to impairment charges recorded in Q2 on of $3.6 million related to certain long-lived assets in its Renewable Power segment following strategic decisions to convert those facilities to RNG production operations and $0.6 million related to certain long-lived assets in its Fuel Station Services segment.
(Income) loss from equity method investments
Net income attributable to equity method investments increased by $0.5 million, or 54%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This is primarily related to a higher production primarily due to Atlantic reduced by lower production in Sapphire and Pine Bend offset by operating expenses primarily higher non-labor and maintenance expenses.
Net loss attributable to equity method investments increased by $2.9 million, or 117% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to net income of $2.5 million to $0.4 million loss. This is primarily related to a higher operating expenses including non-Labor, major maintenance and Utilities offset by higher production in Atlantic reduced by lower production in Emerald, Sapphire and Pine Bend.
Interest and financing expense, net

Interest and financing expenses, net increased by $1.7 million, or 24%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This is primarily related to an increase in the average outstanding loan balance.
Interest and financing expenses, net increased by $3.9 million, or 19%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This is primarily related to an increase in the average outstanding loan balance.
Interest income
Interest income increased by $0.5 million or 159%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to interest income from sales-type-leases.
Interest income increased by $2.7 million or 282%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to interest income from sales-type-leases and money market accounts.
Other income
Other income increased by $0.9 million or 686% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily related to change in fair value of warrants.
Other income decreased by $1.3 million, or 55%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a gain on a note receivable and a gain from the write-off of a lease liability recognized during the 2025 period, with no comparable gains recognized in 2026.
Provision for income taxes
Provision for income taxes remained flat for the periods presented.
Net loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest increased by $0.7 million, or 17%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The net loss for the three months ended September 30, 2026 and 2025 reflects the portion of earnings belonging to OPAL Fuels equity holders. The increase is primarily attributable to higher loss in the current period compared to the same prior-year period.
Net loss attributable to redeemable non-controlling interest for the nine months ended September 30, 2026 increased by $4.7 million, or 26%, compared to the nine months ended September 30, 2025. The increase is primarily attributable to higher loss on the portion of earnings belonging to OPAL Fuels equity holders in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interest
Net income attributable to non-redeemable non-controlling interest increased $0.5 million, or 518%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily attributable to higher income in the current period compared to the same prior-year period.
Net income attributable to non-redeemable non-controlling interest increased $0.5 million, or 141%, for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025. The increase is primarily attributable to higher income in the current period compared to the same prior-year period.
Accretion of the redeemable preferred non-controlling interest to its redemption amount
Accretion of the redeemable preferred non-controlling interest to its redemption amount increased by $3.9 million or 149% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This is primarily driven by accretion to redemption value following the issuance of redeemable preferred non-controlling interests in March 2026.
Accretion of the redeemable preferred non-controlling interest to its redemption amount increased by $12.6 million or 160% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This is primarily driven by accretion to redemption value following the issuance of redeemable preferred non-controlling interests in March 2026.
Liquidity and Capital Resources
Liquidity
As of September 30, 2026, our liquidity was $122.0 million, consisting of $10.8 million of unused capacity under the revolver, $25.2 million of undrawn preferred stock facility commitments and $86.0 million of cash and cash equivalents. Refer to Note 3. Loans.
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
OPAL Term Loan
During the nine months ended September 30, 2026, the Company drew $128.4 million under its term loan facility pursuant to its existing credit agreement. A portion of the proceeds from the borrowing was used to repay $20.0 million outstanding under the revolving loan facility. As of September 30, 2026, the Company had utilized $39.2 million of availability under the revolver loan to provide for the issuance of letters of credit to support the operations of the Borrower and the Guarantors.
During the nine months ended September 30, 2026, the Company commenced principal payments under its credit agreement. In addition, beginning in the first quarter of 2026, the Company is subject to a quarterly cash sweep pursuant to which, within two business days after the required delivery of quarterly financial statements, a percentage of distributable cash is required to be applied to repay outstanding borrowings, with the applicable percentage determined based on the Company’s consolidated debt to cash flow ratio. If the required financial statements are not delivered within the specified timeframe, 100% of distributable cash is required to be applied to the cash sweep.
As of September 30, 2026 and December 31, 2025, the outstanding loan balance (current and non-current) excluding deferred financing costs and including revolving borrowings was $396.7 million and $341.6 million, respectively.
During the delayed draw availability period, which expired in March 2026, we had the ability, subject to the satisfaction of certain credit and project-related conditions precedent, to join other newly acquired subsidiaries with comparable renewable projects in development under the credit facility for comparable funding. This delayed draw feature was no longer available as a source of liquidity as of September 30, 2026 and is not included in the liquidtity sources described above. As of September 30, 2026, we are in compliance with the financial covenants under the OPAL Term Loan.
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
Sunoma Loan
On August 27, 2020, Sunoma, an indirect subsidiary of ours entered into a debt agreement (the "Sunoma Loan Agreement") with Live Oak Banking Company for an aggregate principal amount of $20.0 million. Sunoma paid $0.6 million in financing fees. The amounts outstanding under the Sunoma Loan are secured by the assets of Sunoma. On July 19, 2022, Sunoma completed the conversion of the construction loan into a permanent loan and increased the commitment from $20.0 million to $23.0 million. The maturity date is July 19, 2033. The outstanding loans under the Sunoma Loan Agreement bear interest at annual fixed rates of 7.8% and 8.2% during the term.
The Sunoma Loan Agreement contains certain financial covenants which require Sunoma to maintain (i) a maximum debt to net worth ratio not to exceed 5:1, (ii) a minimum current ratio not less than 1.0 and (iii) a minimum debt service coverage ratio of trailing four quarters not less than 1.25. As of September 30, 2026, Sunoma is in compliance with the financial covenants under the Sunoma Loan Agreement.
As of September 30, 2026 and December 31, 2025, the outstanding loan balance (current and non-current) excluding deferred financing costs was $17.7 million and $19.1 million, respectively.
The significant assets of Sunoma and other consolidated VIEs, are presented in a separate table below the consolidated balance sheets as of September 30, 2026 and December 31, 2025. See Note 2. Investments in other entities and Variable Interest Entities for additional information.
Redeemable Series A Preferred Units of OPAL Fuels LLC
In November 2021, NextEra subscribed for an aggregate of $100.0 million of Series A preferred units issued by OPAL Fuels LLC, a consolidated subsidiary of OPAL Fuels, Inc.
On March 6, 2026, OPAL Fuels LLC (“Opal Fuels”), the Company’s primary operating consolidated subsidiary, entered into a subscription agreement (“Subscription Agreement”) with Preferred Fuels LLC, (“Preferred Fuels” or “Investor”), an entity under common control with the Company. Pursuant to the Subscription Agreement Preferred Fuels committed to purchase up to $180.0 million (the “Offering”) of Series A preferred units of Opal Fuels in multiple closings. At the initial closing on March 6, 2026, Preferred Fuels purchased 1,200,000 preferred units for aggregate proceeds of $120.0 million. OPAL Fuels may, in its sole discretion, require Preferred Fuels to fund up to an additional $60.0 million (the “Undrawn Commitment”) within one year of the initial closing (the “Availability Period”), subject to the terms of the Subscription Agreement. During the three and nine months ended September 30, 2026 the Company drew $26,400 and $34,800, respectively of additional funding from the Undrawn Commitment. Additionally, pursuant to the Subscription Agreement, the Investor has a right of first offer to purchase up to an additional 700,000 units for an aggregate purchase price of up to $70.0 million in the Offering if OPAL Fuels intends to sell any additional units prior to the second anniversary of the initial closing. Opal Fuels used the proceeds received from the issuance of the Series A preferred units on March 6, 2026 to redeem all of the previously issued and outstanding Series A preferred units held by NextEra.
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
Additionally, up to 840,000 shares issuable on a pro rata basis upon future purchases by Preferred Fuels of up to an additional 700,000 Series A preferred units (up to $70.0 million) within two years of the initial closing pursuant to its right of first offer. No subsequent Warrant Shares have been issued as of September 30, 2026.
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
As described in a Current Report on Form 8-K filed with the SEC on May 20, 2026, on May 18, 2026, OPAL Fuels approved and adopted an Amended and Restated Certificate of Designations of Series A-1 Preferred Units (the "A&R COD"), which amended and restated in its entirety that certain Certificate of Designations of Series A-1 Preferred Units OPAL Fuels, dated November 29, 2021. The A&R COD conforms the terms and conditions of OPAL Fuels' Series A-1 Preferred Units to those of OPAL Fuels' Series A Preferred Units in accordance with the Amended and Restated Certificate of Designations of Series A Preferred Units, which was approved and adopted by OPAL Fuels on March 6, 2026. The amendment increased the annual dividend rate from 8% to 12%, with only up to 2% payable in kind and the remainder payable in cash, revised certain redemption rights to permit holder redemption upon specified events including a change of control, certain uncured trigger events, or beginning on the fifth anniversary of March 6, 2026, and added enhanced holder protective provisions and remedies upon the occurrence of certain trigger events. The amendment also eliminated the holders' prior conversion rights upon delayed redemption of the preferred units. The A&R COD does not provide holders of Series A-1 Preferred Units with any rights to appoint members to the board of directors of the Company, which rights are provided to holders of Series A Preferred Units under the Amended and Restated Certificate of Designations of Series A Preferred Units.

Cash Flows
The following table presents our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$30,590	$4,879
Net cash used in investing activities	(68,719)	(34,796)
Net cash provided by financing activities	100,275	34,971
Net increase in cash, restricted cash, and cash equivalents	$62,146	$5,054
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $30.6 million, an increase of $25.7 million compared to $4.9 million for the nine months ended September 30, 2025.
This was primarily attributable to favorable changes in working capital, net income, noncash expense and income from equity method investments. These increases were partially offset by decreases in distributions from equity method investments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $68.7 million, an increase of $33.9 million compared to the $34.8 million used in investing activities for the nine months ended September 30, 2025.
This was primarily attributable to a decrease in proceeds from transfer of investment tax credits, net of transactions costs, an increase in payments made for the construction of various RNG generation and dispensing facilities in 2026 compared to 2025, and a decrease in cash received from notes receivable. These were partially offset by higher distributions from return of equity method investments, higher proceeds from the disposal of property, plant and equipment and a decrease in cash paid to equity method investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $100.3 million, an increase of $65.3 million compared to the net cash provided by financing activities of $35.0 million for the nine months ended September 30, 2025.
This was primarily attributable to an increase from the issuance of preferred stock, an increase in proceeds from long-term loans and an increase in capital contributions from non-redeemable non-controlling interests. These were partially offset by redemption of shares of preferred stock, an increase in repayment of loans, increase in payment of preferred dividends and an increase in cash paid for taxes of equity awards.
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
As of September 30, 2026, we anticipate spending of approximately $148.4 million in capital expenditures for the next 12 months for RNG projects, fuel stations and our share of contributions in our equity method investment projects. This includes projects which have not been fully committed. These expenditures do not include any expected contributions from our joint venture partners and primarily relate to our development and construction of new renewable energy facilities and the purchase of equipment used in our Fueling Station services and Renewable Power operations.

In addition to the above, we also have lease commitments on our vehicle fleets and office leases, certain guarantees and quarterly amortization payment obligations under various debt facilities. Please see Note 3. Loans and Note 12. Commitments and Contingencies to our condensed consolidated financial statements for additional information.
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
Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of September 30, 2026, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2026, we implemented a new enterprise resource planning (“ERP”) system, replacing certain legacy systems that supported transaction processing, financial reporting, and related business processes. In connection with the implementation, we modified certain business processes and related internal controls over financial reporting, as appropriate, to address the resulting changes. We will continue to evaluate the design and operating effectiveness of these controls and monitor the impact of the ERP system on our processes, procedures, and internal control over financial reporting. Except for changes related to the ERP system implementation, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

18.1	Letter from BDO USA, P.C. regarding Change in Accounting Policy, dated November 9, 2026
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
Date: November 9, 2026

OPAL Fuels Inc.

By:	/s/ Jonathan Maurer
Name:	Jonathan Maurer
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Adam Comora
Name:	Adam Comora
Title:	Co-Chief Executive Officer

OPAL Fuels Inc.

By:	/s/ Kazi Hasan
Name:	Kazi Hasan
Title:	Chief Financial Officer